Form 10KSB
period 2001-12-31
SKTF ENTERPRISES INC
filed 2002-03-18
CIK 1158419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No      X.
                                                               ------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State issuer's revenues for its most recent fiscal year.     The issuer had
no  revenues  for  the  year  ended  December  31,  2001.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) There was no market for the issuers common stock.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 8, 2002, there were 6,013,000 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__
                                                -

                             SKTF ENTERPRISES, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

INTRODUCTION

     SKTF Enterprises, Inc., a Florida corporation, was incorporated in the State of Florida on March 27, 2001.

     We are a development stage company with no assets and no revenues, and we have not begun our operations. Our business plan is to develop, market and distribute branded and licensed hats and clothing at major events such as sporting events, concerts, and conventions. We do not have any agreements with hat or clothing manufacturers, or with any event coordinators, and we have not developed any of our products. We will focus on high end events such as the World Series, the Super Bowl, the Indianapolis 500, concerts, the Republican and Democratic National Conventions, and others.

     We expect to acquire appropriate licenses to manufacture and sell hats and clothing, then have the products manufactured. We have not contacted any potential licensors or manufacturers.

MARKETING  AND  DISTRIBUTION

     We will hire personnel in the local area surrounding the respective event who will put together a temporary sales force to market the products. We have not taken any steps to identify potential members of our sales force, nor do we have any estimate of how much they will cost. After each respective event, we expect to continue to market our products using the local sales force, mail-order catalog sales, and Internet web site sales. In our opinion, we expect that the market for licensed products will continue for up to six months following a major event.

COMPETITION

     We have not yet commenced operations, and are entering into a very competitive marketplace. The following is a list of the top 10 licensed apparel companies based on 1998 actual sales, as published by the Sporting Goods Business, November 1999:








                                    1998 Sales (e)           % Change from 1997
Starter . . . . . . . . . . . . . . $   345 million                         +6%
Champion. . . . . . . . . . . . . . $   245 million                        +50%
VF Knitwear . . . . . . . . . . . . $   230 million                          0%
Logo Athletic . . . . . . . . . . . $   228 million                        +15%
Fruit of the Loom . . . . . . . . . $   220 million                        +10%
Russell . . . . . . . . . . . . . . $   120 million                        +70%
Nike. . . . . . . . . . . . . . . . $   100 million                        +66%
Mighty Mac. . . . . . . . . . . . . $    75 million                        +20%
Winning Ways. . . . . . . . . . . . $    60 million                        +15%
Sports Specialties. . . . . . . . . $    60 million                         +5%



     In our opinion, we are not competitive with the companies described above. We do not expect, in either the short or long term, to have sales similar to the competition described above.

MANUFACTURING

     We do not intend to manufacture any of our products. Once we obtain the rights to manufacture products, we will contract with third-party manufacturers. We have not contacted any manufacturers, and do not know what our costs of goods will be.

KEY  CUSTOMERS  AND  AGREEMENTS

     In order to be successful, we will have to obtain the rights to manufacture branded products, then we will have to obtain permission to deploy our sales force in and around each event, an finally we will have to enter into agreements to manufacture the products at profitable levels. Only after we have done all three of these things can we begin to generate sales to our customers.

     Our success is dependent on our ability to enter into key agreements as described above. We currently do not have any such agreements. Our management believes, however, that they can develop relationships with key event coordinators licensors, however we can make no guaranty of our success. In the event we are unable to develop these key relationships, our business will likely fail.

     We do not have, nor do we intend to obtain, any patents or trademarks of our own until such time as we begin to develop our own custom designs. At that time, we expect to apply for trademark and service mark protection.

GOVERNMENT  APPROVALS  AND  REGULATION

     Other than customary labor laws and local ordinances regarding sales of products in public, we are not subject to any government regulation. Further, we are not subject to any environmental laws or regulations.

RESEARCH  AND  DEVELOPMENT

     We have not spent any material amount of time or money on research and development, and do anticipate doing so in the future.

EMPLOYEES

     Other than our current sole director and officer, we do not have any employees because our business has not commenced operations. We intend to market our products through a temporary sales force consisting of residents of the local area where we will be selling products.

     All internet and catalog sales following an event will be outsourced to third parties for order-taking, inventory management, and distribution. Because we have not commenced operations, we do not have any agreements nor have we entered into negotiations concerning these functions.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     During our pre-operating period, we utilize the office of our founder, Carl
M. Berg, under a verbal agreement where we do not pay rent or reimburse him for expenses incurred. When we are successful in raising sufficient capital to begin executing our business plan, we will identify and lease appropriate office space at market rates.

     We anticipate the need to lease a small amount of temporary storage space for our products, to hold them until they are sold. Management intends to negotiate with the manufacturers of the products to hold them until they are to be shipped to the location of sales, however, in the event we are not successful in doing so, we anticipate renting temporary space as necessary.

ITEM  3  -  LEGAL  PROCEEDINGS

     We  are  not  a  party  to  or otherwise involved in any legal proceedings.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the fiscal year.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically included the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

     There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We recently registered, under the Securities Act of 1933 for sale by selling security holders, 13,000 shares of our common stock acquired by twelve shareholders in a private placement. None of our outstanding common stock can be sold pursuant to Rule 144 under the Securities Act. The number of holders of record of shares of our common stock is fourteen (14).

     There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Financial  Statements

     Independent  Auditors'  Report                                 F-1

     Balance  Sheet  as  of  December  31,  2001                    F-2

     Statement  of  Operations  from  Inception
     (March  27,  2001)
     through  December  31,  2001                                   F-3

     Statement  of  Stockholders  Equity  from
     Inception (March 27, 2001) through December 31, 2001           F-4

     Statement  of  Cash  Flows  from  Inception
     (March  27,  2001)  through  December  31,  2001               F-5

     Notes  to  the  Financial  Statements                          F-6  -  F-8

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  have  been  no  events  required  to  be  reported  by  this Item 8.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the name and age of the current sole director and executive officer of the Company, the principal office and position with the Company held by him and the date he became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name                       Age          Position(s)
----                       ---          -----------

Carl  M.  Berg              34          Chairman of the Board, President,
                                        Secretary, and  Treasurer  (2001)

     CARL M. BERG has served as our sole director and officer since our inception. He also currently serves as a company executive with Sandlot Corporation, a startup subscription management software company. Sandlot is involved in managing subscription-based e-commerce. Mr. Berg has directed business initiatives as the Business Development Manager, which have resulted in growth of the company from 10 to 75 employees worldwide with offices in the U.S. and Windsor, United Kingdom. Prior to Sandlot Corporation, from 1992 to 1999 Mr. Berg served in various management positions in the technology division of Ameritech Corporation. His roles varied from the overall management of library automation implementation projects to directing the implementation division of roughly 75 technical staff. Job titles included Project Coordinator, Project
Manager  and  Director  of  Implementation.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended December 31, 2001, the Board of Directors did not meet but took written action on numerous other occasions. The written actions were by unanimous consent.

     The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

ITEM  10  -  EXECUTIVE  COMPENSATION

     None of our employees are subject to a written employment agreement, and we have not paid compensation to any employees, executive officers, or directors for services rendered to us.

     On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 600,000 shares of our common stock. Following the effectiveness of this registration statement, we intend to register with the Commission the shares of common stock covered by the plan. We have not issued any options or stock awards under the plan.

     Our Directors do not receive compensation for serving as a Director, but they are entitled to reimbursement for their travel expenses.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of March 8, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by (i) the sole Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.




                Name and Address of                                                                Percent of
                --------------------------------------                                             -----------
Title of Class  Beneficial Owner                        Amount and Nature of Beneficial Ownership  Class (1)
--------------  --------------------------------------  -----------------------------------------  -----------

Common
Stock. . . . .  Carl M. Berg (2)                                                        5,550,000        92.3%

Common
Stock. . . . .  Brian A. Lebrecht (3)                                                     450,000         7.5%

                All Officers and Directors as a Group
                (1 Person)                                                              5,550,000        92.3%
                                                        -----------------------------------------  -----------



(1)     Based  on  6,013,000  shares  outstanding.
(2)     Mr.  Berg  is  our  sole  director  and  officer.
(3) Mr. Lebrecht is President of The Lebrecht Group, APLC, which serves as our securities counsel.

        There are no current arrangements which will result in a change in control.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On April 20, 2001, our founder, Carl M. Berg, purchased 5,550,000 shares of common stock for $555.00. Also on April 20, 2001, Brian A. Lebrecht, our legal counsel, purchased 450,000 shares of common stock for $45.00.

     Mr. Berg and Mr. Lebrecht have, from time to time, advanced us funds to cover certain expenses. The amount of these advances has not exceeded, and is not expected to exceed, $10,000. These advances do not bear interest, and although they have no maturity date, are expected to be repaid as soon as reasonably possible.

     On October 4, 2001, Mr. Berg executed a Lock-Up Agreement wherein he agreed not to sell any of his shares of common stock until at least thirty days after the termination of our current offering.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS

             None.

     (B)     REPORTS  ON  FORM  8-K

             None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March  14,  2002                 /s/  Carl  M.  Berg
                                         -----------------------
                                         Carl  M.  Berg
                                         President,  Director,
                                         Chief  Executive  Officer,
                                         Chief  Financial  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March  14,  2002                 /s/  Carl  M.  Berg
                                         -----------------------
                                         Carl  M.  Berg
                                         President,  Director,
                                         Chief  Executive  Officer,
                                         Chief  Financial  Officer

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                                    AND FROM
                           INCEPTION (MARCH 27, 2001)
                            THROUGH DECEMBER 31, 2001

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)



                                TABLE OF CONTENTS

                                                  PAGE
Independent  Auditors'  Report                     1

Audited  Financial  Statements:

     Balance  Sheet                                2

     Statement  of  Operations                     3

     Statement  of  Stockholders'  Equity          4

     Statement  of  Cash  Flows                    5

     Notes  to  Financial  Statements             6-8

                          INDEPENDENT AUDITORS' REPORT


To:     The  Board  of  Directors
of  SKTF  ENTERPRISES,  INC.

We have audited the accompanying balance sheet of SKTF ENTERPRISES, INC. (a Florida Development Stage corporation) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the period from Inception (March 27, 2001) through December 31, 2001. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SKTF ENTERPRISES, INC. as of December 31, 2001 and the results of its operations and cash flows for the period from Inception (March 27, 2001) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, to the financial statements, the Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

RAMIREZ  INTERNATIONAL



March  9,  2002
Irvine,  California

                                       F1

                                 SKTF ENTERPRISES, INC.
                          (A FLORIDA DEVELOPMENT CORPORATION)


                                   BALANCE SHEET


                                                                   12/31/01
                                                               -------------
                                      ASSETS

 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                                   --------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                                   ========

                             LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities . . . . . . . . . . . .  $  4,645

 Commitments and contingencies (See Note 4) . . . . . . . . . . .        -

 Shareholders' equity:
    Preferred stock, $0.001 par value;
        5,000,000 shares authorized;                                     -
        No shares issued or outstanding at December 31, 2001

    Common stock, $0.001 par value;
       100,000,000 shares authorized; .                              6,013
       6,013,000 shares issued and outstanding at
       December 31, 2001

    Additional paid in capital .. . . . . . . . . . . . . . . . .   10,086
    Deficit accumulated during development  . . . . . . . . . . .  (20,744)
                                                                   --------
 Total shareholders' equity . . . . . . . . . . . . . . . . . . .   (4,645)
                                                                   --------

 Total Liabilities and Shareholders' Equity . . . . . . . . . . .  $     -
                                                                   ========

The accompanying notes are an integral part of these statements.


                                       F2

                                  SKTF ENTERPRISES, INC.
                          (A FLORIDA DEVELOPMENT CORPORATION)


                               STATEMENT OF OPERATIONS

                                                                           INCEPTION
                                                                        MARCH 27, 2001
                                                                            THROUGH
                                                                      DECEMBER 31, 2001
                                                                        --------------

 Revenue                                                                  $        -

 Costs and expenses - Organization costs                                      20,744
                                                                          -----------
 Net Loss                                                                 $  (20,744)
                                                                          ===========

 Net loss per share available to common stockholders
   Basic and Diluted                                                      $    (0.00)

 Weighted average number of common shares outstanding                      5,490,570



The accompanying notes are an integral part of these statements.


                                       F3

                                            SKTF ENTERPRISES, INC.
                                 (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                     STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                           DEFICIT
                                                                       ADDITIONAL        ACCUMULATED
                                              COMMON STOCK              PAID-IN             DURING
                                          SHARES       PAR VALUE        CAPITAL          DEVELOPMENT        TOTAL
                                        ----------  -------------    ---------------    --------------     ------

 Founder Stock, $0.0001 per share,
    issued April 20, 2001. . . . .. . .  6,000,000    $  6,000         $  (5,400)         $   -          $    600
 Common Stock, $0.10 per share,
    issued August 8, 2001..  .. . . . .     12,000    $     12         $   1,188                           $1,200
 Common Stock, $0.10 per share,
    issued August 24, 2001.. ..  . . ..      1,000    $      1         $      99                           $  100
 Contributed capital-services                                             14,199                           14,199
 Net loss                                                                                  (20,744)       (20,744)
                                         ---------  -------------    ---------------    --------------     -------
 Balance, December 31 , 2001 .  . . . .  6,013,000    $  6,013         $  10,086          $(20,744)      $ (4,645)
                                         =========  =============    ================   ==============     =======


The accompanying notes are an integral part of these statements.


                                       F4

                                           SKTF ENTERPRISES, INC.
                                (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                          STATEMENT OF CASH FLOWS


                                                                                          INCEPTION
                                                                                       MARCH 27, 2001
                                                                                           THROUGH
                                                                                     DECEMBER 31, 2001
                                                                                      ----------------

Cash flows from operating activities -
  Net loss                                                                                 $ (20,744)
     Adjustments to reconcile net loss to cash
     used in operating activities -                                                               -
         Contributed capital for services rendered at no charge                               14,199

     Changes in assets and liabilities -
         Increase in payables                                                                  4,645
                                                                                              --------
Cash used in operating activities                                                             (1,900)

Cash flows from investing activities -                                                            -
                                                                                              --------
Cash provided by investing activities                                                             -

Cash flows from financing activities -
  Proceeds from issuance of common stock                                                       1,900
                                                                                              --------
Cash provided by financing activities                                                          1,900

  Net increase in cash                                                                           -
  Cash, beginning of the period                                                                  -
                                                                                              --------
  Cash, end of the period                                                                  $     -
                                                                                              ========
Supplemental information -
  No amounts were paid for interest or taxes during the period.


The accompanying notes are an integral part of these statements.

                                       F5

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

SHARES ISSUED IN EXCHANGE FOR SERVICES. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of December 31, 2001, no shares have been issued for services.

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

ORGANIZATION COSTS. Organization costs, primarily professional fees, of approximately $20,744 have been charged against operating income.

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of December 31, 2001, no costs had been incurred.

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. As of December 31, 2001, no options had been issued for services.

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

                                       F6

1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES  (CONTINUED)
       --------------------------------------------------------------
NET LOSS PER COMMON SHARE. Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. All potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

2.     STOCKHOLDERS'  EQUITY
       ---------------------
FOUNDERS' STOCK. The Company issued 6,000,000 shares of common stock on April 20, 2001 for cash totaling $600.

STOCK-BASED COMPENSATION. The Company did not issue nor did it recognize stock-based compensation from Inception, March 27, 2001, through December 31, 2001.

PRIVATE  PLACEMENT  MEMORANDUM.  On  June  1,  2001,  the Company began offering
100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. Through December 31, 2001, a total of 13,000 shares were sold for $1,300 cash. All proceeds from the offering are to be used for pre-incorporation expenditures, consulting fees and working capital.

STOCK OPTION PLAN. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of December 31, 2001, no options had been granted.

CONTRIBUTED CAPITAL. The Company's president elected to forego a salary during the early developmental stages. Additionally, he does not charge the Company for the use of his home office. The Company estimates the value of these services at $1,500 and has recorded contributed capital and the related organizational expense in the accompanying financial statements.

The Company's corporate counsel has elected to provide professional services to the Company free of charge; however, the Company must reimburse him for all out of pocket costs. The value of contributed services, determined based on hours incurred, were $12,699 and has been recorded as organizational costs (and contributed capital) in the accompanying financial statements.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------
LEGAL SERVICES. The Company has engaged a shareholder as its corporate counsel. All out of pocket costs are billed as incurred; billings to date total $1,360. See "Contributed Capital" and "Stockholder Loans and Advances" for more information about transactions with the Company's corporate counsel.

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At December 31, 2001, the Company's corporate counsel had advanced $4,645 for organizational costs. See Note 5 for subsequent events.

                                       F7

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

                                       F8