Form 10QSB/A
period 2002-06-30
SKTF ENTERPRISES INC
filed 2002-09-24
CIK 1158419

14


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FIRST AMENDED
                                  FORM 10-QSB/A


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes    _     No.
                                                            ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 1, 2002, there were 6,013,000 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes           No   X
                                 -----        -----

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

ITEM  1     FINANCIAL  STATEMENTS

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET

                                                                      06/30/02
                                                                     ---------
ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -
                                                                     ---------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       -
                                                                     =========
LIABILITIES AND EQUITY

Accounts payable and accrued liabilities . . . . . . . . . . . . .   $   9,861

Commitments and contingencies (See Note 4) . . . . . . . . . . . .           -

Shareholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;.          -
    No shares issued or outstanding at June 30, 2002
   Common stock, $0.001 par value; 100,000,000 shares authorized; .      6,013
    6,013,000 shares issued and outstanding at June 30, 2002
   Additional paid in capital . . . . . . . . . . . . . . . . . . .     14,095
   Deficit accumulated during development . . . . . . . . . . . . .    (29,969)
                                                                     ---------
     Total shareholders' equity . . . . . . . . . . . . . . . . . .     (9,861)
                                                                     ---------
Total Liabilities and Shareholders' Equity . . . . . . . . . . . .   $       -
                                                                     =========

        The accompanying notes are an integral part of these statements.

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

STATEMENT OF OPERATIONS

                                                                                                  INCEPTION    INCEPTION
                                                        THREE MONTHS   THREE MONTHS  SIX MONTHS   03/27/01     03/27/01
                                                        ENDED          ENDED         ENDED        THROUGH      THROUGH
                                                        06/30/02       06/30/01      6/30/02      06/30/01     06/30/02
                                                       -------------   -----------   ----------   ----------   ----------

Revenue . . . . . . . . . . . . . . . . . . . . . . .  $           -   $         -   $        -   $        -   $        -

Costs and expenses - Organization costs. . . . . . .   $       2,032   $       308   $    9,225   $      308       29,969
                                                       -------------   -----------   ----------   ----------   ----------
Net Loss . . . . . . . . . . . . . . . . . . . . . .   $      (2,032)  $      (308)  $   (9,225)  $     (308)  $  (29,969)
                                                       =============   ===========   ==========   ==========   ==========
Net loss per share available to common stockholders
  Basic and Diluted . . . . . . . . . . . . . . . . .  $       (0.00)  $     (0.00)  $    (0.00)  $    (0.00)  $    (0.00)

Weighted average number of common shares outstanding.      6,013,000     4,681,319    6,013,000    4,484,211    5,709,207


        The accompanying notes are an integral part of these statements.

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              DEFICIT
                                                                 ADDITIONAL   ACCUMULATED
                                           COMMON STOCK          PAID-IN      DURING
                                      SHARES      PAR VALUE      CAPITAL      DEVELOPMENT    TOTAL
                                      ---------   ------------   ----------   ------------   ---------

Founder stock, $0.0001 per share,
   issued April 20, 2001. . . . .     6,000,000   $      6,000   $   (5,400)  $          -   $     600
 Common stock, $0.10 per share,
   issued August 8, 2001. . . . .        12,000             12        1,188                      1,200
 Common stock, $0.10 per share,
   issued August 24, 2001 . . . .         1,000              1           99                        100
 Contributed capital-services . .                                    14,199                     14,199
 Net loss . . . . . . . . . . . .                                                  (27,744)    (20,744)
                                      ---------   ------------   ----------   ------------   ---------
 Balance, December 31, 2001 . . .     6,013,000   $      6,013   $   10,086   $    (20,744)  $  (4,645)
                                      =========   ============   ==========   ============   =========
 Contributed capital-services . .                                     2,569                      2,569
 Net loss . . . . . . . . . . . .                                                   (7,194)     (7,194)
                                      ---------   ------------   ----------   ------------   ---------
 Balance, March 31, 2002. . . . .     6,013,000   $      6,013   $   12,655   $    (27,938)  $  (9,270)

Contributed capital-services. . .                                     1,442                      1,442
Net loss. . . . . . . . . . . . .                                                   (2,032)     (2,031)
                                      ---------   ------------   ----------   ------------   ---------
Balance, June 30, 2002. . . . . .     6,013,000   $      6,013   $   14,097   $    (29,970)  $  (9,859)
                                      =========   ============   ==========   ============   =========

        The accompanying notes are an integral part of these statements.

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF CASH FLOWS

                                                                              INCEPTION    INCEPTION
                                                                 SIX          03/27/01     03/27/01
                                                                 MONTHS       THROUGH      THROUGH
                                                                 06/30/02     06/30/01     06/30/02
                                                                 ----------   ----------   ---------
Cash flows from operating activities -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (9,225)  $     (308)  $ (29,969)
    Adjustments to reconcile net loss to cash
    used in operating activities -. . . . . . . . . . . . . . .           -            -           -
      Contributed capital for services rendered at no charge. .       4,009            -      18,208

    Changes in assets and liabilities -
      Increase in payables. . . . . . . . . . . . . . . . . . .       5,216           25       9,861
                                                                 ----------   ----------   ---------
Cash used in operating activities . . . . . . . . . . . . . . .           -         (283)     (1,900)

Cash flows from investing activities -. . . . . . . . . . . . .           -            -           -
                                                                 ----------   ----------   ---------
Cash provided by investing activities . . . . . . . . . . . . .           -            -           -

Cash flows from financing activities -
  Proceeds from issuance of common stock. . . . . . . . . . . .           -          600       1,900
                                                                 ----------   ----------   ---------
Cash provided by financing activities . . . . . . . . . . . . .           -          600       1,900

  Net increase in cash. . . . . . . . . . . . . . . . . . . . .           -          317           -
  Cash, beginning of the period . . . . . . . . . . . . . . . .           -            -           -
                                                                 ----------   ----------   ---------
  Cash, end of the period . . . . . . . . . . . . . . . . . . .  $        -   $      317   $       -
                                                                 ==========   ==========   =========

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

The Company's corporate counsel has elected to provide professional services to the Company free of charge; however, the Company must reimburse him for all out of pocket costs. The value of contributed services, since inception, determined based on hours incurred, were $16,309 and has been recorded as organizational costs (and contributed capital) in the accompanying financial statements.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

LEGAL SERVICES. The Company has engaged a shareholder as its corporate counsel. All out of pocket costs are billed as incurred; billings to date total $1,485. See "Contributed Capital" and "Stockholder Loans and Advances" for more information about transactions with the Company's corporate counsel.

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stock-holders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At June 30, 2002, the Company's corporate counsel had advanced $9,270 for organizational costs.

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

ITEM  5       OTHER  INFORMATION

     None.
ITEM  6       EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

     None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    SKTF ENTERPRISES, INC.


                                                    /s/ Carl M. Berg
Dated:  September  24,  2002                        ----------------------------
                                                    Carl M. Berg
                                                    President, Director,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer