Form 10QSB/A
period 2002-06-30
SKTF ENTERPRISES INC
filed 2002-12-09
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 SECOND AMENDED
                                  FORM 10-QSB/A


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 1, 2002, there were 6,013,000 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                              Yes ______    No    X
                                                -----

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

ITEM  1     FINANCIAL  STATEMENTS

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET


                                                                      06/30/02
ASSETS
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -
                                                                     ----------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -
                                                                     ==========

LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities . . . . . . . . . . . . .  $   9,861

 Commitments and contingencies (See Note 4) . . . . . . . . . . . .          -

 Shareholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;.          -
    No shares issued or outstanding at June 30, 2002
   Common stock, $0.001 par value; 100,000,000 shares authorized; .      6,013
    6,013,000 shares issued and outstanding at June 30, 2002
   Additional paid in capital . . . . . . . . . . . . . . . . . . .     14,095
   Deficit accumulated during development . . . . . . . . . . . . .    (29,969)
                                                                     ----------
     Total shareholders' equity . . . . . . . . . . . . . . . . . .     (9,861)
                                                                     ----------
 Total Liabilities and Shareholders' Equity . . . . . . . . . . . .  $       -
                                                                     ==========

        The accompanying notes are an integral part of these statements.

                                            SKTF ENTERPRISES, INC.
                                  (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                           STATEMENT OF OPERATIONS


                                                                                     INCEPTION    INCEPTION
                                          THREE MONTHS    THREE MONTHS  SIX MONTHS   03/27/01     03/27/01
                                          ENDED           ENDED         ENDED        THROUGH      THROUGH
                                          06/30/02        06/30/01      6/30/02      06/30/01     06/30/02
                                          ------------    ------------  ----------   ----------   -----------
 Revenue . . . . . . . . . . . . . . . .  $        -      $        -    $        -   $        -   $        -

 Costs and expenses - Organization costs  $    2,031      $      308    $    9,225   $      308       29,969
                                          -----------     -----------   -----------  -----------  -----------
 Net Loss. . . . . . . . . . . . . . . .  $   (2,031)     $     (308)   $   (9,225)  $     (308)  $  (29,969)
                                          ===========     ===========   ===========  ===========  ===========
 Net loss per share available to common
    stockholders
  Basic and Diluted. . . . . . . . . . .  $    (0.00)     $    (0.00)   $    (0.00)  $    (0.00)  $    (0.00)

 Weighted average number of common
    shares outstanding . . . . . . . . .   6,013,000       4,681,319     6,013,000    4,484,211    5,709,207


The  accompanying  notes  are  an  integral  part  of  these  statements.

                                       SKTF ENTERPRISES, INC.
                             (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                 STATEMENT OF STOCKHOLDERS' EQUITY


                                                                              DEFICIT
                                                                  ADDITIONAL  ACCUMULATED
                                           COMMON STOCK           PAID-IN     DURING
                                       SHARES       PAR VALUE     CAPITAL     DEVELOPMENT    TOTAL
                                      -------------------------   ----------  ------------   -----

Founder stock, $0.0001 per share,
   issued April 20, 2001. . . . .     6,000,000   $      6,000    $ (5,400)   $        -     $   600
 Common stock, $0.10 per share,
   issued August 8, 2001. . . . .        12,000             12       1,188                     1,200
 Common stock, $0.10 per share,
   issued August 24, 2001 . . . .         1,000              1          99                       100
 Contributed capital-services . .                                   14,199                    14,199
 Net loss . . . . . . . . . . . .                                                (20,744)    (20,744)
                                      ---------   -------------   ---------   -----------   ---------
 Balance, December 31, 2001 . . .     6,013,000   $      6,013    $ 10,086    $  (20,744)   $ (4,645)
                                      =========   =============   =========   ===========   =========

 Contributed capital-services . .                                    2,569                     2,569
 Net loss . . . . . . . . . . . .                                                 (7,194)     (7,194)
                                      ---------   -------------   ---------   -----------   ---------
 Balance, March 31, 2002. . . . .     6,013,000   $      6,013    $ 12,655    $  (27,938)    $(9,270)

Contributed capital-services. . .                                    1,440                     1,440
Net loss. . . . . . . . . . . . .                                                 (2,031)     (2,031)
                                      ---------   -------------   ---------   -----------   ---------
Balance, June 30, 2002. . . . . .     6,013,000   $      6,013    $ 14,095    $  (29,969)     (9,861)
                                      =========   =============   =========   ===========   =========


The  accompanying  notes  are  an  integral  part  of  these  statements.

                                        SKTF ENTERPRISES, INC.
                              (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                       STATEMENT OF CASH FLOWS


                                                                              INCEPTION    INCEPTION
                                                                 SIX          03/27/01     03/27/01
                                                                 MONTHS       THROUGH      THROUGH
                                                                 06/30/02     06/30/01     06/30/02

Cash flows from operating activities -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (9,225)  $     (308)  $ (29,969)
    Adjustments to reconcile net loss to cash
    used in operating activities -. . . . . . . . . . . . . . .           -            -           -
      Contributed capital for services rendered at no charge. .       4,009            -      18,208

    Changes in assets and liabilities -
      Increase in payables. . . . . . . . . . . . . . . . . . .       5,216           25       9,861
                                                                 -----------  -----------  ----------
Cash used in operating activities . . . . . . . . . . . . . . .           -         (283)     (1,900)

Cash flows from investing activities -. . . . . . . . . . . . .           -            -           -
                                                                 -----------  -----------  ----------
Cash provided by investing activities . . . . . . . . . . . . .           -            -           -

Cash flows from financing activities -
  Proceeds from issuance of common stock. . . . . . . . . . . .           -          600       1,900
                                                                 -----------  -----------  ----------
Cash provided by financing activities . . . . . . . . . . . . .           -          600       1,900

  Net increase in cash. . . . . . . . . . . . . . . . . . . . .           -          317           -
  Cash, beginning of the period . . . . . . . . . . . . . . . .           -            -           -
                                                                 -----------  -----------  ----------
  Cash, end of the period . . . . . . . . . . . . . . . . . . .  $        -   $      317   $       -
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



                                                 SKTF  ENTERPRISES,  INC.


                                                /s/ Carl M. Berg
Dated:  November  20,  2002                     --------------------------------
                                                Carl  M.  Berg
                                                President,  Director,
                                                Chief  Executive  Officer,
                                                Chief  Financial  Officer