Form 10QSB
period 2003-03-31
SKTF ENTERPRISES INC
filed 2003-05-15
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X     No    .
              ----      ----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes       No    .
                                                           ----     ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 13, 2003, there were 6,044,750 shares of common stock, par value $0.001, issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                           Yes _____     No   X   .
                                            ------

                             SKTF ENTERPRISES, INC.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  3          Controls  and  Procedures

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

ITEM  1     FINANCIAL  STATEMENTS


                                     SKTF ENTERPRISES, INC.
                            (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                          BALANCE SHEET




                                                                     MARCH 31,     DECEMBER 31,
                                                                       2003           2002
                                                                    ------------  --------------
                        ASSETS                                      (UNAUDITED)
 Cash                                                               $      -      $       2,104
                                                                    -----------   --------------

 Total Assets                                                       $      -      $       2,104
                                                                    ===========   ==============

                  LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities                           $    31,450   $      20,260

 Commitments and contingencies                                             -               -

 Shareholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;         -               -
    No shares issued or outstanding
   Common stock, $0.001 par value; 100,000,000 shares authorized;         6,045           6,045
    6,044,750 shares issued and outstanding at March 31, 2003
   Additional paid in capital                                            41,804          41,804
   Deficit accumulated during development                               (79,299)        (66,005)
                                                                    ------------  --------------
                                                                        (31,450)        (18,156)
                                                                    ------------  --------------

 Total liabilities and shareholders' equity                         $      -      $       2,104
                                                                    ============  ==============


                 The accompanying condensed notes to financial statements
                        are an integral part of these statements.


                                  SKTF ENTERPRISES, INC.
                         (A FLORIDA DEVELOPMENT STAGE CORPORATION)


                                 STATEMENT OF OPERATIONS

                                                                                                 DEFICIT
                                                                                              ACCUMULATED FROM
                                                                                                INCEPTION
                                                          THREE MONTHS       THREE MONTHS    (MARCH 27, 2001)
                                                             ENDED              ENDED             THROUGH
                                                         MARCH 31, 2003     MARCH 31, 2002    MARCH 31, 2003
                                                        ---------------     ----------------------------------

Revenue                                                $             -     $           -     $            -

 General and administrative expenses                              13,294             7,194             79,299
                                                        -----------------  ----------------  -----------------

 Net loss                                              $         (13,294)  $        (7,194)  $        (79,299)
                                                       ==================  ================  =================

 Net loss per share available to common stockholders
  Basic and diluted                                    $           (0.00)  $         (0.00)

 Weighted average number of common shares outstanding          6,044,750         6,013,000


                      The accompanying condensed notes to financial statements
                              are an integral part of these statements.


                                            SKTF ENTERPRISES, INC.
                                 (A FLORIDA DEVELOPMENT STAGE CORPORATION)


                                           STATEMENT OF CASH FLOWS


                                                                           CUMULATIVE
                                                                              FROM
                                                                            INCEPTION             THREE MONTHS
                                                                        (MARCH 27, 2001)             ENDED
                                                                             THROUGH                MARCH 31,
                                                                                            -------------------------
                                                                          MARCH 31, 2003         2003         2002
                                                                        -----------------   ------------   ----------

Cash flows from operating activities -
  Net loss                                                              $        (79,299)  $     (13,294)  $(7,194)
  Adjustments to reconcile net loss to cash
    used in operating activities -                                                     -               -         -
      Contributed capital for services rendered                                   14,199               -     2,569
    Changes in assets and liabilities -
      Increase  (decrease) in accounts payable
           and accrued liabilities                                                31,450          11,190     4,625
                                                                         ----------------  --------------  ----------
Cash used in operating activities                                                (33,650)         (2,104)        -

Cash flows from financing activities -
  Proceeds from issuance of common stock                                          33,650               -         -
                                                                        -----------------  --------------  ----------
Cash provided by financing activities                                             33,650               -         -

  Net decrease in cash                                                                 -          (2,104)        -
  Cash, beginning of the period                                                        -           2,104         -

                                                                        -----------------  --------------  ----------
  Cash, end of the period                                               $              -   $           -   $     -
                                                                        =================  ==============  ==========



Supplemental information -
  No amounts were paid for interest or income taxes during the period.

                      The accompanying condensed notes to financial statements
                              are an integral part of these statements.

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Shares Issued in Exchange for Services. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of March 31, 2003, no shares have been issued for services provided to the Company.

Cash and Cash Equivalents. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three months ended March 31, 2003 and 2002.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of March 31, 2003, no research and development costs had been incurred.

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

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES  -  Continued
       ---------------------------------------------------------------

Income Taxes. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization. The use of any tax loss carry-forward benefits may also be limited as a result of changes in Company ownership.

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

2.     GOING  CONCERN
       --------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of March 31, 2003, the Company has no assets and negative working capital of $31,450. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-Based Compensation. The Company did not issue nor did it recognize stock-based compensation from inception (March 27, 2001) through March 31, 2003.

                             SKTF ENTERPRISES, INC.
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

               CONDENSED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.     STOCKHOLDERS'  EQUITY  -  Continued
       -----------------------------------

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

Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of March 31, 2003, no options had been granted.

4.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

Legal and Administrative Services. The Company has engaged a shareholder as its corporate counsel. For the three months ended March 31, 2003 and 2002, total legal services and out of pocket costs were $9,690 and $2,494, respectively. As of March 31, 2003, and December 31, 2002, the Company had amounts due to its corporate counsel of $24,826 and $15,136, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

The Company's president elected to forego a salary during the early developmental stages. The Company's president also provides office space for the Company. The Company estimates the value of these services to be $1,500 and zero for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, and December 31, 2002, the Company had amounts due to its president of $6,625 and $5,125, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

Stockholders Loans and Advances. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

ITEM  3     CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     We  are  not  a  party  to  or otherwise involved in any legal proceedings.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     There have been no events that are required to be reported under this Item.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events that are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the security holders during the quarter.

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



                                                 SKTF  ENTERPRISES,  INC.


Dated:  May  12,  2003                           /s/ Carl M. Berg
                                                 -------------------------------
                                                 Carl  M.  Berg
                                                 President,  Director,
                                                 Chief  Executive  Officer,
                                                 Chief  Financial  Officer

                        CERTIFICATION OF CHIEF EXECUTIVE
                                       AND
                             CHIEF FINANCIAL OFFICER


     I, Carl M. Berg, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SKTF Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     May  12,  2003                        /s/ Carl M. Berg
                                                ________________________________
                                                Carl  M.  Berg
                                                Chief  Executive  and
                                                Chief  Financial  Officer