Form 10QSB
period 2003-06-30
SKTF ENTERPRISES INC
filed 2003-08-19
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49688

SKTF Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)
1029 Peachtree Parkway North Suite 310 Peachtree City, GA (Address of principal executive offices)	30269 (Zip Code)

Registrant's telephone number, including area code (770) 306-7667

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  _  No  _

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 12, 2003, there were 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

                              Yes __   No __

 SKTF Enterprises, Inc.

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

ITEM 1    Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
June 30, 2003
(Unaudited)

Assets

Current assets:
Cash	$76,672
Other current assets	4,370

Total current assets	81,042

Property and equipment, at cost less accumulated
depreciation and amortization	535,619
Deferred financing costs, less accumulated amortization	63,513

Other assets	11,100

$691,274

Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt
payable to stockholder	$1,075,000
Accrued interest on long-term debt
payable to stockholder	184,417
Accounts payable and accrued liabilities	102,629

Total current liabilities	1,362,046

Long-term debt payable to stockholder,
less current portion	700,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,445,542
Accumulated deficit	(2,826,314)

Total stockholders' deficit	(1,370,772)

$691,274

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenue	$156,901	$46,169	$321,021	$97,941

Cost of revenue	41,401	15,672	86,800	28,321

Gross profit	115,500	30,497	234,221	69,620
General and administrative
expenses	328,114	177,937	559,545	286,466

Loss from operations	(212,614)	(147,440)	(325,324)	(216,846)
Interest expense	36,063	27,343	69,500	47,656

Loss before income tax benefit	(248,677)	(174,783)	(394,824)	(264,502)
Benefit for income taxes	-	-	-	-

Net loss	$(248,677)	$(174,783)	$(394,824)	$(264,502)

Basic and diluted net loss
per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares
outstanding, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(394,824)	$(264,502)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	77,523	30,130
Loss on asset disposal	-	5,460
Changes in assets and liabilities
Other current assets	(2,389)	615
Other assets	4,358	(6,100)
Accounts payable and accrued liabilities	(17,940)	1,566
Accrued interest payable to stockholder	63,875	38,395

Net cash used in operating activities	(269,397)	(194,436)

Cash flows from investing activities:
Purchases of property and equipment	(25,736)	(87,086)

Net cash used in investing activities	(25,736)	(87,086)

Cash flows from financing activities:
Proceeds from issuance of long-term debt
payable to stockholder	250,000	300,000
Financing costs	(15,000)	(45,000)

Net cash provided by financing
activities	235,000	255,000

Net decrease in cash	(60,133)	(26,522)

Cash at beginning of period	136,805	99,112

Cash at end of period	$76,672	$72,590

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(Unaudited)

Note 1: Basis of Presentation

Emissions Testing, Inc. (Emissions Testing) was incorporated on May 5, 2000 under the laws of the state of Georgia for the primary business purpose of opening, acquiring, developing and operating vehicle emission testing stations. On June 1, 2000, Emissions Testing entered into an agreement with GCA Strategic Investment Fund Limited (GCA Fund), pursuant to which GCA Fund agreed to purchase certain convertible debentures of Emissions Testing. On January 31, 2001, GCA Fund elected to immediately convert all outstanding convertible debentures plus outstanding accrued interest into 3,553,137 shares of Emissions Testing common stock. As of March 19, 2002, GCA Fund owned approximately 85% of the outstanding common stock of Emissions Testing.

In March 2001, the president of Emissions Testing formed, and was the sole stockholder in, SE Testing, Inc. (SE Testing) (initially known as Speedemissions, Inc.) to acquire a building and lease such building to Emissions Testing to house an emission testing station. Funds utilized to acquire the building were obtained from GCA Fund in the form of a promissory note payable (see Note 4). SE Testing subsequently formed Speedemissions, LLC, a dormant subsidiary.

Effective as of March 19, 2002, Emissions Testing, SE Testing and Speedemissions, LLC merged, with SE Testing the surviving entity; SE Testing then changed its name to Speedemissions, Inc. Subsequent to the merger, GCA Fund owned 86% of the outstanding common stock of Speedemissions, Inc., the president of Speedemissions, Inc. (who was the president of Emissions Testing) owned 7% of the outstanding common stock and two other stockholders in Emissions Testing each owned 3.5% of the outstanding common stock.

Since GCA Fund had the controlling ownership interest in the pre merger Emissions Testing and also had the controlling ownership interest in the post merger Speedemissions, Inc., there was no change in the control group. This fact, together with the nature of the relationship between GCA Fund, SE Testing and Speedemissions, LLC and the involvement of the president of SE Testing with Emissions Testing, indicated that the merger should be accounted for at historical cost, using the carryover basis of accounting, in a manner similar to a pooling of interests. Accordingly, the accounts of Emissions Testing, SE Testing and Speedemissions, LLC were combined as of and from January 1, 2001 as if the merger had occurred on that date.

Effective as of June 16, 2003, Speedemissions, Inc. (Speedemissions or the Company) entered into an acquisition agreement with SKTF Enterprises, Inc. (SKTF). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for 9,000,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF. Subsequent to the acquisition, GCA Fund owned 78% of the 10,000,000 shares of outstanding common stock of SKTF, the president of Speedemissions owned 6%, the other stockholders of Speedemissions owned 6% and the existing stockholders of SKTF owned 10% (see Note 5).

SKTF’s common stock is registered with the Securities and Exchange Commission (SEC) and is presently listed for trading on the over the counter bulletin board. However, as of June 16, 2003, no transactions in SKTF common stock had taken place and there is no established market for the common stock.

SKTF is a development stage company that has not begun operations, thus SKTF has no revenues. SKTF has a minimal amount of assets and liabilities. For accounting purposes, Speedemissions is viewed as the acquiring entity and has accounted for the transaction as a reverse acquisition. The SEC staff’s accounting and reporting guidance indicates that the merger of a private operating company into a nonoperating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the historical stockholders’ deficit of Speedemissions as of June 30, 2003 as presented in the accompanying consolidated balance sheet reflects the 10,000,000 shares of outstanding common stock of SKTF, with the resulting adjustment reflected in additional paid-in capital. The loss per share as presented in the accompanying consolidated statements of operations also reflects the 10,000,000 shares of outstanding common stock of SKTF.

The accumulated deficit of Speedemissions has been carried forward after the acquisition. Results of operations subsequent to the date of acquisition reflect the combined results of operations of Speedemissions and SKTF. Operations for periods prior to the acquisition are those of Speedemissions. Assets and liabilities of Speedemissions and SKTF were combined at their historical cost carrying amounts at the date of acquisition. In connection with the acquisition, Speedemissions paid an acquisition fee of $100,000 to an entity controlled by an existing stockholder of SKTF. This amount has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2003.

For SEC reporting purposes, Speedemissions is treated as the continuing reporting entity that acquired a registrant, that is, as if Speedemissions were the legal successor to SKTF’s SEC reporting obligations as of the date of the acquisition.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with SKTF’s 2002 and 2001 financial statements and notes thereto included in SKTF’s annual report on Form 10-KSB for the year ended December 31, 2002 and Speedemissions’ 2002 and 2001 financial statements and notes thereto to be included in a Form 8-K/A to be filed with the SEC on or before August 30, 2003.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing and operating vehicle emission testing stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emission testing as a method of improving air quality.

As of June 30, 2003, the Company operated five emission testing stations, including two stations in the metropolitan Atlanta, Georgia area and three stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions . At its emission testing stations, the Company uses computerized emission testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes "basic" testing systems that test a motor vehicle’s emissions while in neutral and "enhanced" testing systems that test a vehicle’s emissions under simulated driving conditions.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emission test is limited to $25.00 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state is approximately $6.95 per certificate and is shown separately in the accompanying consolidated statements of operations. Under current state of Texas law, the charge for an emission test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state varies between approximately $8.00 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying consolidated statements of operations.

The Company requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At June 30, 2003, the allowance for retest costs was insignificant.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ( SAB 101), as amended. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies comply with SAB 101.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair v alue because of the short-term nature of these accounts . Management believes the carrying amount of its long-term debt payable to stockholder approximates fair value, as it believes the Company would have to pay the same or similar interest rates to obtain similar debt instruments.

Net Loss Per Share

The net loss per share computations for 2003 and 2002 reflect the 10,000,000 shares of outstanding common stock of SKTF (see Note 1).

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be antidilutive and are excluded from the computation of diluted loss per share.

The following table lists the number of shares of Speedemissions common stock which could be issued related to all potentially dilutive securities as of June 30, 2003, however, the issuance of such shares would not affect the loss per calculations since those calculations are based on the number of outstanding SKTF common shares :

Convertible debentures    4,464,286

Regulatory Impact

The current and future demand for the Company’s services is substantially dependent upon federal, state, local and foreign legislation and regulations mandating air pollution controls and emissions testing. If any or all of these governmental agencies should change their positions or eliminate or revise their requirements related to air pollution controls and emissions testing (including a shift to centralized facilities versus decentralized facilities), the Company could experience a significant adverse impact on its consolidated financial position and results of operations.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments wit h Characteristics of both Debt and Equity (SFAS 150), was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period subsequent to June 15, 2003. The Company has not yet determined whether the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) , was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined whether the adoption of SFAS 149 will have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148) , was issued in December 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation; it also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and effect of the method used on reported results. At this time, the Company does not expect SFAS 148 to have a significant impact on its consolidated financial statements; however, if the Company elects to grant options under SKTF’s stock option plan in the future or otherwise becomes subject to the provisions of SFAS 123, it will reevaluate the impact of SFAS 148 at that time.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) , was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction (SFAS 145) , was issued in April 2002. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company does not expect SFAS 145 to have a significant impact on its consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in FIN 45 are currently effective; the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, as defined in FIN 46; it applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise acquired an interest prior to February 1, 2003. The Company does not expect FIN 46 to have a significant impact on its consolidated financial statements.

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss in the six month period ended June 30, 2003 and had a deficit in working capital of $1,281,004 and a deficit in stockholders’ equity of $1,370,772 at June 30, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the next few years. However, the ultimate ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Long-Term Debt Payable to Stockholder

Long-term debt payable to the majority stockholder of Speedemissions at June 30, 2003 was as follows:

2003
7% convertible debentures payable to GCA Fund issued pursuant to a securities purchase agreement dated May 2, 2002; interest payable quarterly; principal payable in single installments at the maturity dates; secured by certain assets of the Company pursuant to a security agreement dated June 11, 2003	$1,000,000
7% convertible debenture payable to GCA Fund issued pursuant to a securities purchase agreement dated April 24, 2001; interest payable quarterly; principal payable in single installment at the maturity date of April 24, 2003 (see below); secured by certain assets of the Company	250,000
$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of August 2, 2003; secured by certain assets of the Company	300,000
$225,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of October 12, 2003; secured by certain assets of the Company	225,000

1,775,000
Less current portion	1,075,000

$ 700,000

Principal maturities on long- term debt at June 30, 2003 were as follows:

Year Ending June 30

2004	$1,075,000
2005	600,000
2006	100,000

$1,775, 000

On May 2, 2002, the Company entered into a securities purchase agreement (the 2002 agreement) with GCA Fund, pursuant to which GCA Fund agreed to purchase certain convertible debentures of the Company. The 2002 agreement contemplates the purchase by GCA Fund (on or before May 2, 2004) of up to an aggregate principal amount of $1,200,000 of 7% convertible debentures at a price equal to 100% of the principal amount. Subsequent to the issuance of the initial convertible debenture at a price of $300,000, the maximum amount of any one convertible debenture is $150,000. As of December 31, 2002, the Company had issued a total of $750,000 of convertible debentures under the 2002 agreement, with principal amounts and maturity dates as follows: $300,000 due May 2, 2004; $150,000 due July 16, 2004; $150,000 due September 30, 2004; and $150,000 due December 19, 2004. During the six month period ended June 30, 2003, the Company issued two additional convertible debentures at a price of $150,000 and $100,000, respectively, with maturity dates of March 31, 2005 and September 11, 2005. Subsequent to June 30, 2003, the Company issued an additional convertible debenture at a price of $150,000 with a maturity date of August 6, 2005.

On April 24, 2001, the Company entered into a securities purchase agreement (the 2001 agreement) with GCA Fund, pursuant to which GCA Fund purchased a $250,000 7% convertible debenture of the Company at a price equal to 100% of the principal amount. The convertible debenture had an original maturity date of April 24, 2003 but was not repaid on that date. Effective as of August 18, 2003, the Company and GCA Fund verbally agreed to extend the maturity date to April 24, 2004.

The debentures issued under the 2002 agreement and the 2001 agreement (together, the agreements) are presently convertible, at the option of GCA Fund, into shares of common stock of Speedemissions. The current conversion price is generally equal to the lesser of (a) $0.28 or (b) 80% of the trading price of Speedemissions’ common stock over a ten day period, as defined in the agreements, when Speedemissions’ common stock is traded in the public markets. The conversion price is subject to adjustment in certain circumstances as outlined in the agreements. The Company and GCA Fund intend to amend the agreements to provide for the conversion of the debentures into shares of SKTF common stock; the terms of such conversion have not yet been determined and may or may not be identical to the existing conversion terms.

In the opinion of management, the fair value of the common stock of the Company on the issuance dates of each convertible debenture was less than or equal to the conversion price; thus, the convertible debentures do not contain beneficial conversion features. Furthermore, management believes that the value of the conversion feature in each convertible debenture is not significant and thus has allocated no proceeds from the issuance of the convertible debentures to the conversion feature.

Under the agreements, the convertible debentures are redeemable, at the option of the Company, as long as there is no event of default, as defined. Additionally, the convertible debentures are mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the agreements, including but not limited to a change in control or a financing event, as defined. The agreements also contain provisions granting GCA Fund certain registration rights, including liquidating damages and other rights if certain provisions of the registration rights agreement are not adhered to by the Company; provisions limiting the conversion rights of GCA Fund under specified circumstances; and provisions containing financial and nonfinancial covenants to which the Company must adhere.

The $300,000 and $225,000 promissory notes payable are mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreements, including but not limited to a change in control, as defined.

Note 5: Equity

SKTF

Preferred Stock

SKTF is authorized to issue 5,000,000 shares of $.001 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

SKTF is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 10,000,000 shares were issued and outstanding as of June 30, 2003. As of March 31, 2003, SKTF had 6,044,750 shares of common stock issued and outstanding, as reported in its quarterly report on Form 10-QSB for the quarter ended March 31, 2003. Effective as of June 16, 2003, the closing date of the reverse acquisition (see Note 1), SKTF redeemed 5,044,750 shares at a cost of approximately $500 and issued 9,000,000 shares of common stock to the stockholders of Speedemissions (see Note 1). As a result, SKTF had 10,000,000 shares of common stock issued and outstanding as of June 16, 2003.

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 600,000 shares of common stock have been reserved for issuance under the plan. As of June 30, 2003, no options had been granted.

Speedemissions

Preferred Stock

Speedemissions is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

Speedemissions is authorized to issue 40,000,000 shares of $0.01 par value common stock, of which 7,142,857 shares were issued and outstanding as of June 30, 2003. All such shares are held by SKTF.

Speedemissions has reserved 10,000,000 shares of common stock for issuance to GCA Fund upon conversion of the convertible debentures issued to GCA Fund pursuant to the 2002 agreement (see Note 4).

Note 6: Income Taxes

As of December 31, 2002, the Speedemissions had net operating loss (NOL) carryforwards of approximately $1,591,000 that may be used to offset future taxable income. The NOL carryforwards will expire at various dates through 2022.

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

* * * * *

ITEM 2    Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the emissions testing industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2003 to the comparable periods ended June 30, 2002.

Revenues and Expenses

Revenues during the three months ended June 30, 2003 were $156,901. During the three months ended June 30, 2002, revenues were $46,169. The 240% increase in revenues was due to the opening of four new emissions testing stations. Revenues during the six months ended June 30, 2003 were $321,021. During the six months ended June 30, 2002, revenues were $97,941. The 228% increase in revenues was due to the opening of four new emissions testing stations.

Cost of revenues during the three months ended June 30, 2003 were $41,401 or 26% of revenues, compared to $15,672 or 33% of revenues for the three months ended June 30, 2002. Cost of revenues, which consist of fixed fees paid to the state government for each emission certificate, decreased as a percent of revenues from 2002 to 2003 primarily due to higher gross profit margins associated with newly opened emission testing stations located in Texas. Cost of revenues during the six months ended June 30, 2003 were $86,800 or 27% of revenues, compared to $28,321 or 29% of revenues for the six months ended June 30, 2002. Cost of revenues decreased as a percent of revenues from 2002 to 2003 primarily due to higher gross profit margins associated with newly opened emission testing stations located in Texas.

General and administrative expenses during the three months ended June 30, 2003 were $328,114. During the three months ended June 30, 2002, general and administrative expenses were $177,937. The 84% increase in general and administrative was due to the opening of additional emission testing stations and a $100,000 acquisition cost resulting from the reverse acquisition with SKTF. General and administrative expenses during the six months ended June 30, 2003 were $559,545. During the six months ended June 30, 2002, general and administrative expenses were $286,466. The 95% increase in general and administrative expenses was due to the opening of additional emission testing stations and a $100,000 acquisition cost resulting from the reverse acquisition with SKTF.

Interest expense during the three months ended June 30, 2003 was $36,063. During the three months ended June 30, 2002, interest expense was $27,343. The 32% increase in interest expense was due to interest costs associated with an increase of $700,000 in convertible debentures from June 30, 2002 to June 30, 2003. Interest expense during the six months ended June 30, 2003 was $69,500. During the six months ended June 30, 2002, interest expense was $47,656. The 46% increase in interest expense was due to interest costs associated with an increase of $700,000 in convertible debentures from June 30, 2002 to June 30, 2003.

Net Loss

During the three months ended June 30, 2003, the Company had a net loss of $248,677 or $0.02 per weighted-average share. During the three months ended June 30, 2002, the Company reported a net loss of $174,783 or $0.02 per weighted-average share. The $73,894 increase in net loss for the three months ended June 30, 2003, was primarily due to the $100,000 SKTF acquisition cost and increased costs relating to new station openings, partially offset by an increase of $85,003 in gross profit for 2003 compared to 2002.

During the six months ended June 30, 2003, the Company had a net loss of $394,824 or $0.04 per weighted-average share. During the six months ended June 30, 2002, the Company reported a net loss of $264,502 or $0.03 per weighted-average share. The $130,322 increase in net loss for the six months ended June 30, 2003, was primarily due to the $100,000 SKTF acquisition cost and increased costs relating to new station openings, partially offset by an increase of $164,601 in gross profit for 2003 compared to 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company experienced negative operating cash flows of $269,397. Negative operating cash flows in the six months ended June 30, 2003 were primarily created by a net loss from operations of $394,824, partially offset by an increase of $63,875 in accrued interest and depreciation and amortization of $77,523. During the six months ended June 30, 2002, the Company experienced negative operating cash flows of $194,436. Negative operating cash flows in the six months ended June 30, 2002 were primarily created by a net loss from operations of $264,502, partially offset by an increase of $38,395 in accrued interest and depreciation and amortization of $30,130.

Net cash used in investing activities was $25,736 and $87,086, respectively, for the six-month periods ended June 30, 2003 and 2002. The investing activities involved primarily the purchase of machinery and equipment to operate new emission testing station locations.

Net cash provided by financing activities was $235,000 and $255,000, respectively, for the six-month periods ended June 30, 2003 and 2002. The net cash provided resulted from the proceeds from the sale of convertible debentures.

The Company is not generating sufficient cash flow from operations to fund growth as it continues to open new emission testing stations. Going forward the Company will continue to draw on its commitment from GCA Strategic Investment Fund Limited to finance operations while it attempts to achieve profitability.

The Company is in the vehicle emissions testing business. It operates five emission testing stations in Atlanta, Georgia and Houston, Texas. It operates under the guidelines of the Georgia Clean Air Force (GCAF) and the Texas Department of Public Safety (DPS).

As a publicly traded company subject to ongoing reporting requirements with the Securities and Exchange Commission (SEC), SKTF will continue to incur significant expenses to maintain current status with the SEC. These expenses are likely to increase in coming periods based on more stringent reporting requirements and public oversight initiatives that have been or are being adopted by the SEC in response to corporate governance concerns and recent corporate scandals and abuses. Audit and professional fees will increase as a result of these changes and the increases will impact the profitability of the company in future periods.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified accounting policies related to valuation of its common stock for purposes of assessing possible beneficial conversion features associated with its convertible debt and for assessing whether any proceeds from the issuance of convertible debt should be allocated to the conversion feature that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

PART II

ITEM 1    Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2    Changes in Securities and Use of Proceeds

On June 16, 2003, we issued 9,000,000 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to four accredited investors. The investors exchanged their interest in Speedemissions, Inc., representing in the aggregate 100% of the issued and outstanding stock of Speedemissions, Inc., for the shares. The issuances were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 3    Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter.

ITEM 5    Other Information

Acquisition of Speedemissions, Inc.

On June 13, 2003, the Company entered into an Acquisition Agreement (the "Agreement") with Speedemissions, Inc., a Georgia corporation ("SEM") and its shareholders (the "SEM Shareholders") which resulted in a change of the Company’s management, Board of Directors, and ownership.

Pursuant to the terms of the Agreement, effective on June 16, 2003 (the "Closing Date"), the following occurred:
  in exchange for 100% of the stock of SEM, SKTF issued an aggregate of 9,000,000 shares of its common stock (the "SEM Shares") to the SEM Shareholders, which after giving effect to the redemption of SKTF stock from Mr. Berg described below, represented 90% of the outstanding stock of SKTF;
  5,044,750 shares of SKTF common stock held by Carl Berg, the sole officer and director of SKTF prior to the effectiveness of the Agreement, were redeemed by SKTF (the "Berg Redeemed Shares"), and Mr. Berg resigned as an officer of SKTF;
  Carl Berg tendered his resignation as a director of SKTF, effective 10 days following the mailing of a Schedule 14F-1 Information Statement to the SKTF shareholders.

Change of Address

Effective on July 16, 2003, following the acquisition of Speedemissions, Inc., we moved our corporate headquarters to the offices of Speedemissions, at 1139 Senoia Road, Suite B, Tyrone, Georgia 30290, telephone number (770) 306-7667.

ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(b)  Reports on Form 8-K

   On June 17, 2003, we filed a Current Report on Form 8-K dated June 16, 2003 describing our acquisition of Speedemissions, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2003	SKTF Enterprises, Inc.

/s/ Richard A. Parlontieri

By: Richard A. Parlontieri, President