Form 10QSB/A
period 2003-06-30
SPEEDEMISSIONS INC
filed 2003-10-03
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
Form 10-QSB/A

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49688

Speedemissions, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)
1139 Senoia Road Suite B Tyrone, GA (Address of principal executive offices)	30290 (Zip Code)

Registrant's telephone number, including area code (770) 306-7667

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No   __

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  __  No  __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 12, 2003, there were 10,000,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

                                Yes ___   No  ___

Speedemissions, Inc.

PART I

Explanatory Note

Speedemissions, Inc., formerly known as SKTF Enterprises, Inc., has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended June 30, 2003, and was originally filed with the Commission on August 19, 2003. Effective on September 5, 2003, SKTF Enterprises, Inc. changed its name to Speedemissions, Inc. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

$691,274

Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt
payable to stockholder	$1,075,000
Accrued interest on long-term debt
payable to stockholder	184,417
Subordinated note payable to minority stockholder	125,000
Accounts payable and accrued liabilities	102,629

Total current liabilities	1,487,046

Long-term debt payable to stockholder,
less current portion	700,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,445,542
Accumulated deficit	(2,951,314)

Total stockholders' deficit	(1,495,772)

$691,274

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended June 30			Six Months Ended June 30
2003		2002	2003	2002

Revenue	$156,901	$46,169	$321,021	$97,941

Cost of revenue	41,401	15,672	86,800	28,321
Gross profit	115,500	30,497	234,221	69,620
General and administrative
expenses	453,114	177,937	684,545	286,466

Loss from operations	(337,614)	(147,440)	(450,324)	(216,846)
Interest expense	36,063	27,343	69,500	47,656

Loss before income tax benefit	(373,677)	(174,783)	(519,824)	(264,502)
Benefit for income taxes	-	-	-	-

Net loss	$(373,677)	$(174,783)	$(519,824)	$(264,502)

Basic and diluted net loss
per share	$(0.04)	$(0.02)	$(0.05)	$(0.03)

Weighted average shares
outstanding, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(519,824)	$(264,502)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	77,523	30,130
Loss on asset disposal	-	5,460
Acquisition fee Changes in assets and liabilities	125,000	-
Other current assets	(2,389)	615
Other assets	4,358	(6,100)
Accounts payable and accrued liabilities	(17,940)	1,566
Accrued interest payable to stockholder	63,875	38,395

Net cash used in operating activities	(269,397)	(194,436)

Cash flows from investing activities:
Purchases of property and equipment	(25,736)	(87,086)

Net cash used in investing activities	(25,736)	(87,086)

Cash flows from financing activities:
Proceeds from issuance of long-term debt
payable to stockholder	250,000	300,000

Financing costs	(15,000)	(45,000)

Net cash provided by financing
activities	235,000	255,000

Net decrease in cash	(60,133)	(26,522)

Cash at beginning of period	136,805	99,112

Cash at end of period	$76,672	$72,590

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

In connection with the acquisition (see Note 1), the Company entered into a subordinated note payable to minority stockholder agreement totaling $125,000 (see Notes 1 and 4).
See accompanying notes to condensed consolidated financial statements

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

In connection with the acquisition, Speedemissions agreed to pay an acquisition fee of $225,000 to an entity controlled by an existing minority stockholder of SKTF. Such amount has been included in general and administrative expenses in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2003. Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note (see Note 4). Additionally, Speedemissions issued a warrant to the entity (see Note 5) and entered into a consulting agreement with the entity (see Note 7).

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

Convertible debentures	4,464,286
Warrant	130,000

4,594,286

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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss in the six month period ended June 30, 2003 and had a deficit in working capital of $1,406,004 and a deficit in stockholders’ equity of $1,495,772 at June 30, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

Note 4: Debt

Subordinated Note Payable to Minority Stockholder

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions agreed to pay an acquisition fee of $225,000 to an entity controlled by an existing minority stockholder of SKTF (Speedemissions has also issued a warrant to the entity (see Note 5) and entered into a consulting agreement with the entity (see Note 7). Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note. The promissory note bears interest at 10% and is secured by substantially all assets of Speedemissions. Such security interest is subordinated to the security interests of GCA Fund (see below).

Principal and accrued interest under the promissory note are due dependent in part on the ability of SKTF or Speedemissions to obtain debt or equity financing of at least $1,500,000 or to have a registration statement declared effective by the SEC, but in no event later than July 2004. The promissory note has been reflected as subordinated note payable to minority stockholder, a current liability, in the accompanying June 30, 2003 consolidated balance sheet.

Long-Term Debt Payable to Majority Stockholder

Long-term debt payable to the majority stockholder of Speedemissions at June 30, 2003 was as follows:

12

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

Warrant

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to an entity controlled by an existing minority stockholder of SKTF. The warrant entitles the entity to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. Speedemissions did not assign a value to the warrant upon issuance as the value was deemed immaterial.

Of the total shares subject to the warrant, 25,000 shares were exercisable upon execution of the agreement effective June 16, 2003. The remaining shares are exercisable based on the achievement of certain milestones by Speedemissions in raising additional equity capital.

The warrant has a net exercise provision and contains, among other things, antidilution provisions and registration rights. Additionally, if Speedemissions has not closed on an initial public offering by February 11, 2006, Speedemissions is required to redeem the warrant at a price equal to $1.50 times the number of exercisable shares. Speedemissions and the entity intend to amend the warrant to provide for the exercise of the warrant in exchange for shares of SKTF common stock; the terms of such exercise have not yet been determined and may or may not be identical to the existing exercise terms.

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

Note 7: Commitments

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with an entity controlled by an existing minority stockholder of SKTF. Speedemissions also has a note payable to the same entity (see Note 4) and has issued a warrant to the entity (see Note 5).

Pursuant to the consulting agreement, Speedemissions agreed to pay the entity a consulting fee of $8,334 per month, effective June 1, 2003. Additionally, Speedemissions agreed to pay the entity a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. The agreement has a thirty six month term, which term relies on the ability of Speedemissions to raise additional capital, and will automatically renew for successive twelve month periods unless terminated by either party. If Speedemissions terminates the agreement, it will nevertheless be subject to a minimum consulting fee of $150,000.

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

General and administrative expenses during the three months ended June 30, 2003 were $453,114. During the three months ended June 30, 2002, general and administrative expenses were $177,937. The 155% increase in general and administrative was due to the opening of additional emission testing stations and a $225,000 acquisition cost resulting from the reverse acquisition with SKTF. General and administrative expenses during the six months ended June 30, 2003 were $684,545. During the six months ended June 30, 2002, general and administrative expenses were $286,466. The 139% increase in general and administrative expenses was due to the opening of additional emission testing stations and a $225,000 acquisition cost resulting from the reverse acquisition with SKTF.

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

Net Loss

During the three months ended June 30, 2003, the Company had a net loss of $373,677 or $0.04 per weighted-average share. During the three months ended June 30, 2002, the Company reported a net loss of $174,783 or $0.02 per weighted-average share. The $198,894 increase in net loss for the three months ended June 30, 2003, was primarily due to the $225,000 SKTF acquisition cost and increased costs relating to new station openings, partially offset by an increase of $85,003 in gross profit for 2003 compared to 2002.

During the six months ended June 30, 2003, the Company had a net loss of $519,824 or $0.05 per weighted-average share. During the six months ended June 30, 2002, the Company reported a net loss of $264,502 or $0.03 per weighted-average share. The $255,322 increase in net loss for the six months ended June 30, 2003, was primarily due to the $225,000 SKTF acquisition cost and increased costs relating to new station openings, partially offset by an increase of $164,601 in gross profit for 2003 compared to 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company experienced negative operating cash flows of $269,397. Negative operating cash flows in the six months ended June 30, 2003 were primarily created by a net loss from operations of $519,824, partially offset by an increase of $63,875 in accrued interest and depreciation and amortization of $77,523. During the six months ended June 30, 2002, the Company experienced negative operating cash flows of $194,436. Negative operating cash flows in the six months ended June 30, 2002 were primarily created by a net loss from operations of $264,502, partially offset by an increase of $38,395 in accrued interest and depreciation and amortization of $30,130.

Net cash used in investing activities was $25,736 and $87,086, respectively, for the six-month periods ended June 30, 2003 and 2002. The investing activities involved primarily the purchase of machinery and equipment to operate new emission testing station locations.

Net cash provided by financing activities was $235,000 and $255,000, respectively, for the six-month periods ended June 30, 2003 and 2002. Of the net cash provided, $250,000 resulted from the proceeds from the sale of convertible debentures.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified accounting policies related to valuation of its common stock for purposes of assessing possible beneficial conversion features associated with its convertible debt, for assessing whether any proceeds from the issuance of convertible debt should be allocated to the conversion feature and for assessing whether any value should be assigned to a warrant that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

Pursuant to the terms of the Agreement, effective on June 16, 2003 (the "Closing Date"), the following occurred:

•          in exchange for 100% of the stock of SEM, SKTF issued an aggregate of 9,000,000 shares of its common stock (the "SEM Shares") to the SEM Shareholders, which after giving effect to the redemption of SKTF stock from Mr. Berg described below, represented 90% of the outstanding stock of SKTF;
•          5,044,750 shares of SKTF common stock held by Carl Berg, the sole officer and director of SKTF prior to the effectiveness of the Agreement, were redeemed by SKTF (the "Berg Redeemed Shares"), and Mr. Berg resigned as an officer of SKTF;
•         Carl Berg tendered his resignation as a director of SKTF, effective 10 days following the mailing of a Schedule 14F-1 Information Statement to the SKTF shareholders.

Change of Address

Effective on July 16, 2003, following the acquisition of Speedemissions, Inc., we moved our corporate headquarters to the offices of Speedemissions, at 1139 Senoia Road, Suite B, Tyrone, Georgia 30290, telephone number (770) 306-7667.

ITEM 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

4.1	Warrant Agreement dated June 16, 2003

10.1	Consulting Agreement with V2R, Inc. dated June 13, 2003

10.2	Consulting Agreement with V2R, LLC dated June 16, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: September 26, 2003	Speedemissions, Inc.

By: Richard A. Parlontieri, President and Chief Financial Officer

