Form 10QSB
period 2003-09-30
SPEEDEMISSIONS INC
filed 2003-11-14
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 10, 2003, there were 10,600,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

                   Yes __   No __

Speedemissions, Inc.

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

ITEM 1  Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets

Current assets:
Cash	$31,132
Other current assets	6,401

Total current assets	37,533

Property and equipment, at cost less accumulated
depreciation and amortization	518,864
Deferred financing costs, less accumulated amortization	61,458
Other assets	11,325

$629,180

Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt payable to stockholder	$1,375,000
Accrued interest on long-term debt payable to stockholder	223,127
Subordinated note payable to minority stockholder	125,000
Accounts payable and accrued liabilities	279,449

Total current liabilities	2,002,576

Long-term debt payable to stockholder, less current portion	550,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	1,445,542
Accumulated deficit	(3,378,938)

Total stockholders' deficit	(1,923,396)

$629,180

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended September 30			Nine Months Ended September 30

2003		2002	2003	2002

Revenue	$146,715	$90,534	$467,735	$188,475

Cost of emissions certificates	43,581	27,584	130,380	55,904

General and administrative
expenses	490,962	217,551	1,181,133	513,280

Loss from operations	(387,828)	(154,601)	(843,778)	(380,709)
Interest expense	39,796	24,850	103,670	63,244

Loss before income tax benefit	(427,624)	(179,451)	(947,448)	(443,953)
Benefit for income taxes	-	-	-	-

Net loss	$(427,624)	$(179,451)	$(947,448)	$(443,953)

Basic and diluted net
loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Weighted average shares outstanding,
basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.- see Note 1)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2003	2002
Cash flows from operating activities:
Net loss	$(947,448)	$(443,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,344	60,449
Loss on asset disposal	-	5,460
Acquisition fee	125,000	-
Changes in assets and liabilities
Other current assets	4,937	(652)
Other assets	(5,226)	(6,101)
Accounts payable and accrued liabilities	158,880	31,557
Accrued interest payable to stockholder	102,586	63,245

Net cash used in operating activities	(441,927)	(289,995)

Cash flows from investing activities:
Purchases of property and equipment	(33,747)	(198,122)

Net cash used in investing activities	(33,747)	(198,122)

Cash flows from financing activities:
Proceeds from issuance of long-term
debt payable to stockholder	400,000	600,000
Financing costs	(30,000)	(75,000)

Net cash provided by financing activities	370,000	525,000

Net (decrease) increase in cash	(105,674)	36,883

Cash at beginning of period	136,806	99,113

Cash at end of period	$31,132	$135,996

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

In connection with the acquisition (see Note 1), the Company entered into a subordinated note payable to minority stockholder agreement totaling $125,000 (see Notes 1 and 4).
See accompanying notes to condensed consolidated financial statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)
Notes to Condensed Consolidated Financial Statements

September 30, 2003
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

SKTF is a development stage company that has not begun operations, thus SKTF has no revenues. SKTF has a minimal amount of assets and liabilities. For accounting purposes, Speedemissions is viewed as the acquiring entity and has accounted for the transaction as a reverse acquisition. The SEC staff’s accounting and reporting guidance indicates that the merger of a private operating company into a nonoperating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the historical stockholders’ deficit of Speedemissions as of September 30, 2003 as presented in the accompanying condensed consolidated balance sheet reflects the 10,000,000 shares of outstanding common stock of SKTF, with the resulting adjustment reflected in additional paid-in capital. The loss per share as presented in the accompanying condensed consolidated statements of operations also reflects the 10,000,000 shares of outstanding common stock of SKTF.

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

In connection with the acquisition, Speedemissions agreed to pay an acquisition fee of $225,000 to V2R, LLC (V2R), an entity controlled by an existing minority stockholder of SKTF. Such amount has been included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003. Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note (see Note 4). Additionally, Speedemissions issued a warrant to V2R (see Note 5) and entered into a consulting agreement with V2R (see Note 7).

For SEC reporting purposes, Speedemissions is treated as the continuing reporting entity that acquired a registrant, that is, as if Speedemissions were the legal successor to SKTF’s SEC reporting obligations as of the date of the acquisition.

Effective on September 5, 2003, SKTF Enterprises, Inc. changed its name to Speedemissions, Inc. For ease of reference, these notes and the accompanying condensed consolidated financial statements continue to refer to "SKTF" and "Speedemissions" in the context of their legal names prior to the September 5, 2003 name change.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

      Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim condensed consolidated financial statements should be read in conjunction with SKTF’s 2002 and 2001 financial statements and notes thereto included in SKTF’s annual report on Form 10-KSB for the year ended December 31, 2002 and Speedemissions’ 2002 and 2001 financial statements and notes thereto included in a Form 8-K/A filed with the SEC on October 3, 2003.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing and operating vehicle emission testing stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emission testing as a method of improving air quality.

As of September 30, 2003, the Company operated five emission testing stations, including two stations in the metropolitan Atlanta, Georgia area and three stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions . At its emission testing stations, the Company uses computerized emission testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes "basic" testing systems that test a motor vehicle’s emissions while in neutral and "enhanced" testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emission test is limited to $25.00 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state is approximately $6.95 per certificate and is shown separately in the accompanying condensed consolidated statements of operations. Under current state of Texas law, the charge for an emission test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state varies between approximately $8.00 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying condensed consolidated statements of operations.

The Company generally requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At September 30, 2003, the allowance for retest costs was insignificant.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies comply with SAB 101.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these accounts. Management believes the carrying amounts of its long-term debt payable to stockholder and subordinated note payable to minority stockholder approximate fair value, as it believes the Company would have to pay the same or similar interest rates to obtain similar debt instruments.

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

The following table lists the number of shares of common stock which could be issued related to all potentially dilutive securities as of September 30, 2003:

Convertible debentures	5,000,000
Warrant	130,000
Options	400,000

5,530,000

As of September 30, 2003, the convertible debentures and warrant were exercisable into shares of Speedemissions common stock; however, as discussed in Notes 4 and 5, on October 9, 2003 the various agreements were amended to provide for the exercise of the convertible debentures and warrant into shares of SKTF common stock.

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

Accounting for Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25) , and related interpretations in accounting for stock options. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity (SFAS 150), was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period subsequent to June 15, 2003. The Company does not expect SFAS 150 to have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction (SFAS 145), was issued in April 2002. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company does not expect SFAS 145 to have a significant impact on its consolidated financial statements.

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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $947,448 in the nine month period ended September 30, 2003 and had a deficit in working capital of $1,965,043 and a deficit in stockholders’ equity of $1,923,396 at September 30, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the next few years. However, the ultimate ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Debt

Subordinated Note Payable to Minority Stockholder

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions agreed to pay an acquisition fee of $225,000 to V2R (Speedemissions has also issued a warrant to V2R (see Note 5) and entered into a consulting agreement with V2R (see Note 7). Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note. The promissory note bears interest at 10% and is secured by substantially all assets of Speedemissions. Such security interest is subordinated to the security interests of GCA Fund (see below).

Principal and accrued interest under the promissory note are due dependent in part on the ability of SKTF or Speedemissions to obtain debt or equity financing of at least $1,500,000 or to have a registration statement declared effective by the SEC, but in no event later than July 2004. The promissory note has been reflected as subordinated note payable to minority stockholder, a current liability, in the accompanying September 30, 2003 condensed consolidated balance sheet.

Long-Term Debt Payable to Majority Stockholder

Long-term debt payable to the majority stockholder of Speedemissions at September 30, 2003 was as follows:

2003

7% convertible debentures payable to GCA Fund issued pursuant to a securities purchase agreement dated May 2, 2002; interest payable quarterly; principal payable in single installments at the maturity dates; secured by certain assets of the Company pursuant to a security agreement dated June 11, 2003

$ 1,150,000
7% convertible debenture payable to GCA Fund issued pursuant to a securities purchase agreement dated April 24, 2001; interest payable quarterly; principal payable in single installment at the maturity date of April 24, 2004 (see below); secured by certain assets of the Company	250,000
$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of April 24, 2004 (see below); secured by certain assets of the Company	300,000
$225,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of October 12, 2003; secured by certain assets of the Company	225,000

1,925,000
Less current portion	1,375,000

$ 550,000

Principal maturities on long-term debt at September 30, 2003 were as follows:

Year Ending September 30

2004	$1,375,000
2005	550,000

$1,925, 000

On May 2, 2002, the Company entered into a securities purchase agreement (the 2002 agreement) with GCA Fund, pursuant to which GCA Fund agreed to purchase certain convertible debentures of the Company. The 2002 agreement contemplates the purchase by GCA Fund (on or before May 2, 2004) of up to an aggregate principal amount of $1,200,000 of 7% convertible debentures at a price equal to 100% of the principal amount. Subsequent to the issuance of the initial convertible debenture at a price of $300,000, the maximum amount of any one convertible debenture is $150,000. As of December 31, 2002, the Company had issued a total of $750,000 of convertible debentures under the 2002 agreement, with principal amounts and maturity dates as follows: $300,000 due May 2, 2004; $150,000 due July 16, 2004; $150,000 due September 30, 2004; and $150,000 due December 19, 2004. During the nine month period ended September 30, 2003, the Company issued three additional convertible debentures at a price of $150,000, $100,000 and $150,000, respectively, with maturity dates of March 31, 2005, September 11, 2005 and August 6, 2005.

On April 24, 2001, the Company entered into a securities purchase agreement (the 2001 agreement) with GCA Fund, pursuant to which GCA Fund purchased a $250,000 7% convertible debenture of the Company at a price equal to 100% of the principal amount. The convertible debenture had an original maturity date of April 24, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004.

The debentures issued under the 2002 agreement and the 2001 agreement (together, the agreements) are presently convertible, at the option of GCA Fund, into shares of common stock of Speedemissions. The current conversion price is generally equal to the lesser of (a) $0.28 or (b) 80% of the trading price of Speedemissions’ common stock over a ten day period, as defined in the agreements, when Speedemissions’ common stock is traded in the public markets. The conversion price is subject to adjustment in certain circumstances as outlined in the agreements. On October 9, 2003, the Company and GCA Fund amended the agreements to provide for the conversion of the debentures into shares of SKTF common stock; the terms of such conversion are identical to the previous conversion terms.

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

The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004.

The $225,000 promissory note payable had an original maturity date of October 12, 2003 but was not repaid on that date. The Company anticipates that GCA Fund will grant an extension on this note as well.

On November 7, 2003, the president and chief executive officer of the Company advanced the Company $200,000 on an unsecured promissory note. The note is due and payable in 180 days and carries interest at 5%.

Note 5: Equity

SKTF

Preferred Stock

SKTF is authorized to issue 5,000,000 shares of $.001 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

SKTF is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 10,000,000 shares were issued and outstanding as of September 30, 2003. As of March 31, 2003, SKTF had 6,044,750 shares of common stock issued and outstanding, as reported in its quarterly report on Form 10-QSB for the quarter ended March 31, 2003. Effective as of June 16, 2003, the closing date of the reverse acquisition (see Note 1), SKTF redeemed 5,044,750 shares at a cost of approximately $500 and issued 9,000,000 shares of common stock to the stockholders of Speedemissions (see Note 1). As a result, SKTF had 10,000,000 shares of common stock issued and outstanding as of June 16, 2003.

Subsequent to September 30, 2003, SKTF issued a stock bonus for services rendered in the form of 600,000 shares of common stock. Of such amount, 300,000 shares were issued to The Lebrecht Group, APLC, an existing minority stockholder, and 300,000 shares were issued to designees of V2R. The shares were issued at no cost to the recipients. Additionally, during the three and nine months ended September 30, 2003 the Company incurred approximately $32,500 in professional fees expenses for legal services rendered by The Lebrecht Group, APLC.

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 1,000,000 shares of common stock have been reserved for issuance under the plan. As of September 30, 2003, no options had been granted.

As discussed in Notes 7 and 9, effective September 15, 2003 the Company issued options to purchase up to 400,000 shares of SKTF common stock at an exercise price of $2.00 per share. The options were not issued under the stock option plan referred to in the preceding paragraph.

Speedemissions

Preferred Stock

Speedemissions is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

Speedemissions is authorized to issue 40,000,000 shares of $0.01 par value common stock, of which 7,142,857 shares were issued and outstanding as of September 30, 2003. All such shares are held by SKTF.

Speedemissions has reserved 10,000,000 shares of common stock for issuance to GCA Fund upon conversion of the convertible debentures issued to GCA Fund pursuant to the 2002 agreement (see Note 4).

Warrant

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. Speedemissions did not assign a value to the warrant upon issuance as the value was deemed immaterial.

Of the total shares subject to the warrant, 25,000 shares were exercisable upon execution of the agreement effective June 16, 2003. The remaining shares are exercisable based on the achievement of certain milestones by Speedemissions in raising additional equity capital. As of September 30, 2003, 25,000 shares were exercisable and no shares had been exercised under the warrant.

The warrant has a net exercise provision and contains, among other things, antidilution provisions and registration rights. Additionally, if Speedemissions has not closed on an initial public offering by February 11, 2006, Speedemissions is required to redeem the warrant at a price equal to $1.50 times the number of exercisable shares. On October 9, 2003, Speedemissions and V2R amended the warrant to provide for the exercise of the warrant in exchange for shares of SKTF common stock; the terms of such exercise are identical to the previous exercise terms.

Note 6: Income Taxes

As of December 31, 2002, the Speedemissions had net operating loss (NOL) carryforwards of approximately $1,591,000 that may be used to offset future taxable income. The NOL carryforwards will expire at various dates through 2022.

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying condensed consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

Note 7: Commitments

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Speedemissions also has a note payable to V2R (see Note 4) and has issued a warrant to V2R (see Note 5).

Pursuant to the consulting agreement, Speedemissions agreed to pay V2R a consulting fee of $8,334 per month, effective June 1, 2003. Additionally, Speedemissions agreed to pay V2R a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. The agreement has a thirty six month term, which term relies on the ability of Speedemissions to raise additional capital, and will automatically renew for successive twelve month periods unless terminated by either party. If Speedemissions terminates the agreement, it will nevertheless be subject to a minimum consulting fee of $150,000.

Effective September 15, 2003, the Company entered into a three-year employment agreement with its president and chief executive officer. Under the terms of the agreement, the president will receive a salary of $180,000 per year, plus an automobile and expense allowance, and will be eligible for quarterly bonuses as set forth in the agreement. In addition, the president was granted options to purchase up to 400,000 shares of SKTF common stock at an exercise price of $2.00 per share. The agreement may be terminated by the Company for cause, in which case the president would not be entitled to severance compensation, or without cause, in which case the president would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination.

Note 8: Contingencies

The Company is involved in various proceedings and litigation arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results or operations.

Note 9: Stock Options

Effective September 15, 2003, the Company granted options to purchase up to 400,000 shares of common stock of SKTF to its president and chief executive officer at an exercise price of $2.00 per share. The options vest over a period of three years. At September 30, 2003, no options had been exercised or forfeited and options to purchase 100,000 shares of common stock were exercisable.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. No stock-based employee compensation cost has been reflected in net loss in the accompanying condensed consolidated statements of operations, as all options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	3 Months Ended		9 Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net loss, as reported	$(427,624)	$(179,451)	$(947,448)	$(443,953)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	-	-	-	-

Pro forma net loss	$(427,624)	$(179,451)	$(947,448)	$(443,953)

Loss per share:

Basic and diluted - as reported	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Basic and diluted - pro forma	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Based on application of the Black-Scholes model, considering the $2.00 exercise price, the three year term and the volatility of the Company's stock since granting of the options, the Company determined that the compensation expense associated with the granting of the 400,000 options was not material to the financial statements of the Company for the three and nine months ended September 30, 2003.

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

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2003 to the comparable periods ended September 30, 2002.

Revenues and Expenses

Revenues during the three months ended September 30, 2003 were $146,715. During the three months ended September 30, 2002, revenues were $90,534. The 62% increase in revenues was due to the opening of a new emissions testing station, which had revenues of approximately $57,000 in the quarter ended September 30, 2003 and no revenues in the quarter ended September 30, 2002. Revenues during the nine months ended September 30, 2003 were $467,735. During the nine months ended September 30, 2002, revenues were $188,475. The 148% increase in revenues was due to the opening of three new emissions testing stations during the third quarter of 2002 and a fourth station in 2003.

Cost of emissions certificates during the three months ended September 30, 2003 was $43,581 or 30% of revenues, compared to $27,584 or 30% of revenues for the three months ended September 30, 2002. Cost of emissions certificates during the nine months ended September 30, 2003 were $130,380 or 28% of revenues, compared to $55,904 or 30% of revenues for the nine months ended September 30, 2002. Cost of emissions certificates decreased as a percent of revenues from 2002 to 2003 primarily associated with newly opened emission testing stations located in Texas.

General and administrative expenses during the three months ended September 30, 2003 were $490,962. During the three months ended September 30, 2002, general and administrative expenses were $217,551. The 126% increase in general and administrative expenses was due to increased professional fees resulting from the reverse acquisition with SKTF, the opening of additional emission testing stations and approximately $33,000 in consulting fees and expense reimbursements paid to V2R. General and administrative expenses during the nine months ended September 30, 2003 were $1,181,133. During the nine months ended September 30, 2002, general and administrative expenses were $513,280. The 130% increase in general and administrative expenses was due to a $225,000 acquisition cost resulting from the reverse acquisition with SKTF, increased professional fees resulting from the reverse acquisition with SKTF, the opening of additional emission testing stations and approximately $33,000 in consulting fees and expense reimbursements paid to V2R.

Interest expense during the three months ended September 30, 2003 was $39,796. During the three months ended September 30, 2002, interest expense was $24,850. The 60% increase in interest expense was due to interest costs associated with an increase of $550,000 and $125,000, respectively, in convertible debentures and promissory notes from September 30, 2002 to September 30, 2003. Interest expense during the nine months ended September 30, 2003 was $103,670. During the nine months ended September 30, 2002, interest expense was $63,244. The 64% increase in interest expense was due to interest costs associated with an increase of $550,000 and $125,000, respectively, in convertible debentures and promissory notes from September 30, 2002 to September 30, 2003.

Net Loss

During the three months ended September 30, 2003, the Company had a net loss of $427,624 or $0.04 per weighted-average share. During the three months ended September 30, 2002, the Company reported a net loss of $179,451 or $0.02 per weighted-average share. The $248,173 increase in net loss for the three months ended September 30, 2003, was primarily due to increased professional fees resulting from the reverse acquisition with SKTF, the opening of additional emission testing stations and approximately $33,000 in consulting fees paid to V2R, partially offset by an increase of $40,184 in revenue less cost of emission certificates, due to the opening of new stores, for 2003 compared to 2002.

During the nine months ended September 30, 2003, the Company had a net loss of $947,448 or $0.09 per weighted-average share. During the nine months ended September 30, 2002, the Company reported a net loss of $443,953 or $0.04 per weighted-average share. The $503,495 increase in net loss for the nine months ended September 30, 2003, was primarily due to a $225,000 acquisition cost resulting from the reverse acquisition with SKTF, increased professional fees resulting from the reverse acquisition with SKTF, the opening of additional emission testing stations, an increase of approximately $68,000 in interest expense and approximately $33,000 in consulting fees and expense reimbursements paid to V2R, partially offset by an increase of $204,784 in revenue less cost of emission certificates, due to the opening of new stores, for 2003 compared to 2002.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company experienced negative operating cash flows of $441,927. Negative operating cash flows in the nine months ended September 30, 2003 were primarily created by a net loss from operations of $947,448, partially offset by; an increase of $158,880 in accounts payable and accrued liabilities, an acquisition fee of $125,000 which was paid with a promissory note, depreciation and amortization of $119,344 and an increase of $102,586 in accrued interest. During the nine months ended September 30, 2002, the Company experienced negative operating cash flows of $289,995. Negative operating cash flows in the nine months ended September 30, 2002 were primarily created by a net loss from operations of $443,953, partially offset by; an increase of $63,245 in accrued interest, depreciation and amortization of $60,449 and an increase of $31,557 in accounts payable and accrued liabilities.

Net cash used in investing activities was $33,747 and $198,122, respectively, for the nine-month periods ended September 30, 2003 and 2002. The investing activities involved primarily the purchase of machinery and equipment to operate new emission testing station locations.

Net cash provided by financing activities was $370,000 and $525,000, respectively, for the nine-month periods ended September 30, 2003 and 2002. Net cash provided resulted from the proceeds from the sale of convertible debentures, net of associated financing costs.

On October 3, 2003, the Company filed a Registration Statement on Form SB-2 offering for registration 5,000,000 shares of its common stock at a price to be determined. On October 21, 2003, the Company filed a notification with the SEC withdrawing the Registration Statement due to market and economic conditions.

The Company is not generating sufficient cash flow from operations to fund growth as it continues to open new emission testing stations. Going forward the Company will seek to obtain additional commitments from GCA Strategic Investment Fund Limited, as well as other sources, to finance operations while it attempts to achieve profitability.

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

ITEM 4  Submission of Matters to a Vote of Security Holders

On August 27, 2003, we held our annual meeting of shareholders. Proxies were not solicited from the shareholders.

Three individuals were elected to our Board of Directors, namely Richard A. Parlontieri, Bahram Yusefzadeh, and Bradley A. Thompson. Mr. Parlontieri was our sole director prior to the meeting. The results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Richard A. Parlontieri	8,400,000	-0-	-0-	-0-	-0-
Bahram Yusefzadeh	8,400,000	-0-	-0-	-0-	-0-
Bradley A. Thompson	8,400,000	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

1.  Approval of an amendment to our Articles of Incorporation changing the name of the Company to Speedemissions, Inc.;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

8,400,000	-0-	-0-	-0-	-0-

2.  Approval of an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares eligible for issuance under the Plan from 600,000 shares to 1,000,000 shares;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

8,400,000	-0-	-0-	-0-	-0-

3.  Ratification of the appointment of Bennett Thrasher PC as independent auditors of the Company for the fiscal year ending December 31, 2003.

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

8,400,000	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on July 29, 2003.

ITEM 5  Other Information

Effective September 5, 2003, we entered into a separate indemnification agreement with each of our current directors. Under the terms of the indemnification agreements, we agreed to indemnify each director to the fullest extent permitted by law if the director was or is a party or threatened to be made a party to any action or lawsuit by reason of the fact that he is or was a director. The indemnification shall cover all expenses, penalties, fines and amounts paid in settlement, including attorneys’ fees. A director will not be indemnified for intentional misconduct for the primary purpose of his own personal benefit.

Effective September 15, 2003, we entered into a three-year employment agreement with Richard A. Parlontieri, our President and Chief Executive Officer. Under the terms of the agreement, Mr. Parlontieri will receive a salary of $180,000 per year, plus an automobile and expense allowance, and will be eligible for quarterly bonuses as set forth in the agreement. In addition, Mr. Parlontieri was granted options to purchase up to 400,000 shares of our common stock at $2.00 per share. The agreement may be terminated by us for cause, in which case Mr. Parlontieri would not be entitled to severance compensation, or without cause, in which case Mr. Parlontieri would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination.

On October 9, 2003, we entered into an Acknowledgement and Assumption of Liabilities wherein we assumed the following liabilities from our wholly-owned subsdiary:

(a)  On May 2, 2002, our subsidiary entered into a securities purchase agreement (the 2002 agreement) with GCA Strategic Investment Fund Limited, our majority shareholder, pursuant to which GCA Fund agreed to purchase certain convertible debentures from us. The 2002 agreement contemplates the purchase by GCA Fund, on or before May 2, 2004, of up to an aggregate principal amount of $1,200,000 of 7% convertible debentures at a price equal to 100% of the principal amount. As of September 30, 2003, we have issued a total of $1,150,000 in convertible debentures pursuant to the 2002 agreement.

(b)  On April 24, 2001, our subsidiary entered into a securities purchase agreement (the 2001 agreement) with GCA Fund, pursuant to which GCA Fund purchased a $250,000 7% convertible debenture from us at a price equal to 100% of the principal amount. The convertible debenture had an original maturity date of April 24, 2003 but was not repaid on that date. GCA Fund has extended the maturity date to April 24, 2004.

After our assumption of the 2002 Agreement and the 2001 Agreement, the debentures issued under the agreements are convertible, at the option of GCA Fund, into shares of our common stock at a conversion price equal to the lesser of (a) $0.28 or (b) 80% of the trading price of our common stock over a ten day period. Adjustments to the conversion price, redemption provisions, registration rights, and limitations on conversion are all set forth in the agreements.

(c)  In 2001, our subsidiary issued two promissory notes to GCA Fund, one in the amount of $300,000, and the other in the amount of $225,000. Both notes bear interest quarterly at the rate of 10%. The $300,000 note is due in April 2004, after its due date was extended by GCA in writing, while the $225,000 note is due in October 2003, and we anticipate that GCA will grant an extension on this note as well. The notes are mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreements, including but not limited to a change in control.

(d)  On June 16, 2003, our subsidiary entered into a consulting agreement with V2R, LLC, which is controlled by Bahram Yusefzadeh, who subsequent to June 16, 2003 became one of our directors. Under the terms of the agreement, we have agreed to pay V2R $8,334 per month, effective June 1, 2003 for 36 months, of which $3,334 is deferred until after the closing of an initial round of financing. In addition, we will pay to V2R a sales commission in an amount equal to 5% of any money raised as a result of their introductions. For any subsequent financings, we will pay to V2R 5% of the first $1 million, 4% of the second $1 million, 3% of the third $1 million, 2% of the fourth $1 million, and 1% of any amounts in excess of $4 million raised in the offering. V2R, LLC is also entitled to up to 130,000 warrants to acquire common stock at $0.01 per share, of which 25,000 have already vested, 35,000 will vest if we raise $1.5 million in any offering, 35,000 more will vest if we raise $3.0 million in any offering, and a final 35,000 will vest if we raise $4.5 million in any offering.

On November 7, 2003, the Company's CEO loaned the Company $200,000 on an unsecured promissory note. The note is due and payable in 180 days and carries interest at five percent annually.

ITEM 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 (1)	Form of Indemnification Agreement

10.2 (2)	Employment Agreement with Richard A. Parlontieri

10.3	Acknowledgement and Assumption of Liabilities with GCA Strategic Investment Fund Ltd.

10.4	Acknowledgement and Assumption of Liabilities with V2R, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference as Exhibit 10.1 from our Pre-Effective Registration Statement on Form SB-2 filed with the Commission on October 3, 2003.

(2)  Incorporated by reference as Exhibit 10.2 from our Pre-Effective Registration Statement on Form SB-2 filed with the Commission on October 3, 2003.

(b)        Reports on Form 8-K

On August 28, 2003, we filed an Item 7 Current Report on Form 8-K/A dated August 27, 2003 enclosing required financial statements concerning our acquisition of SKTF Enterprises, Inc.

On August 29, 2003, we filed an Item 4 Current Report on Form 8-K dated August 28, 2003 regarding our change in certifying accountant.

On September 2, 2003, we filed an Item 5 Current Report on Form 8-K dated August 29, 2003 describing the items passed at our annual shareholders meeting.

On September 29, 2003, we filed an Item 4 First Amended Current Report on Form 8-K/A clarifying disclosure regarding our change in certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003	Speedemissions, Inc.

By: Richard A. Parlontieri, President and Chief Financial Officer

