Form 10QSB/A
period 2003-06-30
SPEEDEMISSIONS INC
filed 2004-01-09
CIK 1158419

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
(check one):

                                  Yes ___   No  ___

Speedemissions, Inc.

PART I

Explanatory Note

Speedemissions, Inc., formerly known as SKTF Enterprises, Inc., has restated its Quarterly Report on Form 10-QSB to present a re-calculation of the weighted average shares and to present a statement of changes in shareholders’ equity. This Quarterly Report is for the quarter ended June 30, 2003, and was originally filed with the Commission on August 19, 2003, and amended in a filing with the Commission on October 3, 2003. Effective on September 5, 2003, SKTF Enterprises, Inc. changed its name to Speedemissions, Inc. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended June 30			Six Months Ended June 30
	2003	2002	2003	2002

Revenue	$156,901	$46,169	$321,021	$97,941

Cost of emissions certificates	41,401	15,672	86,800	28,321
General and administrative
expenses	453,114	177,937	684,545	286,466

Loss from operations	(337,614)	(147,440)	(450,324)	(216,846)
Interest expense	36,063	27,343	69,500	47,656

Loss before income tax benefit	(373,677)	(174,783)	(519,824)	(264,502)
Benefit for income taxes	-	-	-	-

Net loss	$(373,677)	$(174,783)	$(519,824)	$(264,502)

Basic and diluted net loss
per share	$(0.05)	$(0.02)	$(0.07)	$(0.04)

Weighted average shares
outstanding, basic and diluted	7,582,417	7,142,857	7,363,851	7,142,857

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Statements of Stockholders' Deficit
For the Year Ended December 31, 2002 and the Period Ended June 30, 2003

	Common Stock

			Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit

Balance at January 1, 2002	7,142,857	$71,429	$1,432,693	$(1,822,611)

Net loss	-	-	-	(608,879)

Balance at December 31, 2002	7,142,857	71,429	1,432,693	(2,431,490)

Recapitalization June 16, 2003 , resulting from reverse acquisition	2,857,143	(61,429)	12,849	-
Net loss	-	-	-	(519,824)

Balance at June 30, 2003	10,000,000	$10,000	$1,445,542	$(2,951,314)

See accompanying notes to financial statements.

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

Net Loss Per Share

The net loss per share computations for 2003 and 2002 reflect the weighted average shares of outstanding common stock (see Note 1).

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

The following table lists the number of shares of Speedemissions common stock which could be issued related to all potentially dilutive securities as of June 30, 2003 :

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

13

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

$700,000

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

Cost of emissions certificates during the three months ended June 30, 2003 were $41,401 or 26% of revenues, compared to $15,672 or 33% of revenues for the three months ended June 30, 2002. Cost of emissions certificates, which consist of fixed fees paid to the state government for each emission certificate, decreased as a percent of revenues from 2002 to 2003 primarily due to higher revenues associated with newly opened emission testing stations located in Texas. Cost of emissions certificates during the six months ended June 30, 2003 were $86,800 or 27% of revenues, compared to $28,321 or 29% of revenues for the six months ended June 30, 2002. Cost of emissions certificates decreased as a percent of revenues from 2002 to 2003 primarily due to higher revenues associated with newly opened emission testing stations located in Texas.

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

Net Loss

During the three months ended June 30, 2003, the Company had a net loss of $373,677 or $0.05 per weighted-average share. During the three months ended June 30, 2002, the Company reported a net loss of $174,783 or $0.02 per weighted-average share. The $198,894 increase in net loss for the three months ended June 30, 2003, was primarily due to the $225,000 SKTF acquisition cost and increased costs relating to new station openings.

During the six months ended June 30, 2003, the Company had a net loss of $519,824 or $0.07 per weighted-average share. During the six months ended June 30, 2002, the Company reported a net loss of $264,502 or $0.04 per weighted-average share. The $255,322 increase in net loss for the six months ended June 30, 2003, was primarily due to the $225,000 SKTF acquisition cost and increased costs relating to new station openings.

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

ITEM 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

4.1 (2)	Warrant Agreement dated June 16, 2003

10.1 (2)	Consulting Agreement with V2R, Inc. dated June 13, 2003

10.2 (2)	Consulting Agreement with V2R, LLC dated June 16, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)         Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)         Incorporated by reference from our Quarterly Report for the quarter ended June 30, 2003 on Form 10-QSB/A dated September 26, 2003 and filed with the Commission on October 3, 2003.

(b)        Reports on Form 8-K

On June 17, 2003, we filed a Current Report on Form 8-K dated June 16, 2003 describing our acquisition of Speedemissions, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 7, 2004	Speedemissions, Inc.

________________________________________________
By: Richard A. Parlontieri, President and Chief Financial Officer

