Form 10QSB/A
period 2003-09-30
SPEEDEMISSIONS INC
filed 2004-01-09
CIK 1158419

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
(check one):

                                  Yes ___   No ___

Speedemissions, Inc.

PART I

Explanatory Note

Speedemissions, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended September 30, 2003, and was originally filed with the Commission on November 14, 2003. The purpose of this amendment is to present a re-calculation of weighted average shares. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended September 30			Nine Months Ended September 30

2003		2002	2003	2002

Revenue	$146,715	$90,534	$467,735	$188,475

Cost of emissions certificates	43,581	27,584	130,380	55,904

General and administrative
expenses	490,962	217,551	1,181,133	513,280

Loss from operations	(387,828)	(154,601)	(843,778)	(380,709)
Interest expense	39,796	24,850	103,670	63,244

Loss before income tax benefit	(427,624)	(179,451)	(947,448)	(443,953)
Benefit for income taxes	-	-	-	-

Net loss	$(427,624)	$(179,451)	$(947,448)	$(443,953)

Basic and diluted net
loss per share	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Weighted average shares outstanding,
basic and diluted	10,000,000	7,142,857	8,252,224	7,142,857

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

Long-Term Debt Payable to Majority Stockholder

Long-term debt payable to the majority stockholder of Speedemissions at September 30, 2003 was as follows:

2003
7% convertible debentures payable to GCA Fund issued pursuant to a securities purchase agreement dated May 2, 2002; interest payable quarterly; principal payable in single installments at the maturity dates; secured by certain assets of the Company pursuant to a security agreement dated June 11, 2003	$1,150,000

7% convertible debenture payable to GCA Fund issued pursuant to a securities purchase agreement dated April 24, 2001; interest payable quarterly; principal payable in single installment at the maturity date of April 24, 2004 (see below); secured by certain assets of the Company	250,000

$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of April 24, 2004 (see below); secured by certain assets of the Company	300,000

$225,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of October 12, 2003; secured by certain assets of the Company	225,000

1,925,000
Less current portion	1,375,000

$550,000

Principal maturities on long- term debt at September 30, 2003 were as follows:

Year Ending September 30

2004	$1,375,000
2005	550,000

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

3 Months Ended		9 Months Ended
September 30		September 30

2003	2002	2003	2002

Net loss, as reported	$(427,624)	$(179,451)	$(947,448)	$(443,953)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-	-

Pro forma net loss	$(427,624)	$(179,451)	$(947,448)	$(443,953)

Loss per share:

Basic and diluted – as reported	$(0.04)	$(0.03)	$(0.11)	$(0.06)

Basic and diluted – pro forma	$(0.04)	$(0.03)	$(0.11)	$(0.06)

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

Net Loss

During the three months ended September 30, 2003, the Company had a net loss of $427,624 or $0.04 per weighted-average share. During the three months ended September 30, 2002, the Company reported a net loss of $179,451 or $0.03 per weighted-average share. The $248,173 increase in net loss for the three months ended September 30, 2003, was primarily due to increased professional fees resulting from the reverse acquisition with SKTF, the opening of additional emission testing stations and approximately $33,000 in consulting fees paid to V2R, partially offset by an increase of $40,184 in revenue less cost of emission certificates, due to the opening of new stores, for 2003 compared to 2002.

During the nine months ended September 30, 2003, the Company had a net loss of $947,448 or $0.11 per weighted-average share. During the nine months ended September 30, 2002, the Company reported a net loss of $443,953 or $0.06 per weighted-average share. The $503,495 increase in net loss for the nine months ended September 30, 2003, was primarily due to a $225,000 acquisition cost resulting from the reverse acquisition with SKTF, increased professional fees resulting from the reverse acquisition with SKTF, the opening of additional emission testing stations, an increase of approximately $68,000 in interest expense and approximately $33,000 in consulting fees and expense reimbursements paid to V2R, partially offset by an increase of $204,784 in revenue less cost of emission certificates, due to the opening of new stores, for 2003 compared to 2002.

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

ITEM 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 (1)	Form of Indemnification Agreement

10.2 (2)	Employment Agreement with Richard A. Parlontieri

10.3 (3)	Acknowledgement and Assumption of Liabilities with GCA Strategic Investment Fund Ltd.

10.4 (3)	Acknowledgement and Assumption of Liabilities with V2R, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1)     Incorporated by reference as Exhibit 10.1 from our Pre-Effective Registration Statement on Form SB-2 filed with the Commission on October 3, 2003.

             (2)     Incorporated by reference as Exhibit 10.2 from our Pre-Effective Registration Statement on Form SB-2 filed with the Commission on October 3, 2003.

     (3)     Incorporated by reference from our Quarterly Report for the quarter ended September 30, 2003 dated November 12, 2003 and filed with the Commission on November 14, 2003.

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

______________________________________________
By: Richard A. Parlontieri, President and Chief Financial Officer

