Form 10KSB
period 2003-12-31
SPEEDEMISSIONS INC
filed 2004-03-30
CIK 1158419

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49688

Speedemissions, Inc.
(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)
1139 Senoia Road, Suite B Tyrone, Georgia (Address of principal executive offices)	30290 (Zip Code)

Issuer’s telephone number (770) 306-7667

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __  No __.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year.    The issuer’s revenues for the year ended December 31, 2003 were $612,948.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,627,791, based on the closing price of $0.65 for our common stock on March 16, 2004.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 15, 2004, there were 19,166,937 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):

Yes __   No  X

Speedemissions, Inc.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

Introduction

We were incorporated as SKTF Enterprises, Inc. in the State of Florida on March 27, 2001. Effective September 5, 2003, after our acquisition of our wholly owned subsidiary, we changed our name to Speedemissions, Inc.

Our original business plan was to develop, market and distribute branded and licensed hats and clothing at major events such as sporting events, concerts, and conventions. However, our management abandoned our original business plan, and on June 16, 2003, we acquired Speedemissions, Inc., a Georgia corporation.

Our Principal Services and Markets

We currently operate 17 vehicle emissions testing centers in two separate markets, greater Atlanta, Georgia and Houston, Texas. In addition, we have two more testing stations under construction in the Atlanta area.

Recent Acquisitions

On January 21, 2004, we acquired all of the assets of the businesses known and operated as NRH Enterprises/Procam Emissions and Georgia Emissions, which consisted primarily of five emissions testing centers in the Atlanta, Georgia area. On January 30, 2004, we acquired all of the assets of the businesses known and operated as $20 Emission, which consisted primarily of seven emissions testing centers in the Atlanta, Georgia area. We intend to operate all of the recently acquired centers under the Speedemissions name.

Our Typical Site

The typical testing site is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so vehicles can “drive-through” the facility. We also have structures that resemble a bank drive-through facility. A computerized testing system is located in the building. There are two types of primary tests that are performed, the Accelerated Simulated Model (ASM) and the On-Board Diagnostic (OBD). In selected markets a vehicle safety inspection must also be performed. These tests apply to vehicles generally manufactured from 1980 through 2001, depending on the state. The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In all new sites, we expect to operate two testing lanes. The cost of equipment for operating one ASM and two OBD machines is approximately $55,000. The cost of facilities varies, depending on location and market rates in that area. Generally, we do not expect to own any land or buildings. Instead, although we own the land and building at one of our sites, in the future we intend to lease or sublease all of the land and the buildings that we use in our business. We expect the total cost for a new emissions testing site will be approximately $150,000, including emission testing equipment and related installation, deposits and prepaid items such as certificates, furniture and office equipment, renovations if necessary, signage, and capital necessary to fund operations during the first year. Such amount does not include future years’ costs, such as rent and utilities or other operating costs.

Our Growth Strategy

Our objective is to become a national provider of vehicle emissions tests and safety inspections where applicable.

We intend to grow using three methods. First, we intend to continue opening and operating company-owned testing stations. Second, we intend to continue acquiring competitors in favorable markets. Third, we intend to offer franchises in selected markets. Currently, in addition to the Atlanta and Houston areas, we have targeted the following areas for application of our three growth strategies: Dallas, Texas; Charlotte, North Carolina; Northern Virginia; Pittsburgh and Philadelphia, Pennsylvania; Southern California; New York City; and Boston, Massachusetts. We intend to create brand awareness in each of these areas through a standard building style and facade, consistent color schemes, signs, employee uniforms, and limited local advertising.

Industry Background – Government and Regulatory Overview

Presently, the American Automobile Motor Vehicle Association reports that 34 states and the District of Columbia are required by the United States Environmental Protection Agency to have vehicle emissions testing. According to the 2000 census, these states constitute 72% of the U.S. population, or about 206 million citizens. The major metropolitan areas of these states represent 141 million citizens and 87.1 million vehicles. Each state, in turn, has its own regulatory structure for emissions testing with which we must comply.

Public awareness of air pollution and its hazardous effects on human health and the environment has increased in recent years. The U.S. Environmental Protection Agency estimates that in the United States alone approximately 46 million persons live in areas where air quality levels fail to meet the EPA’s national air quality standards. Increased awareness of air pollution and its hazardous effects on human health and the environment has led many governmental authorities to pass more stringent pollution control measures. One especially effective measure that many governmental authorities have adopted is vehicle emissions testing. Vehicle emissions produce approximately 35% to 70% of the ozone air pollution and nearly all of the carbon monoxide air pollution in metropolitan areas. The EPA estimates that enhanced emissions testing on motor vehicles is approximately 10 times more cost-effective in reducing air pollution than increasing controls on stationary pollution sources such as factories and utilities. Consequently, the EPA has made emissions testing an integral part of its overall effort to reduce air pollution by ensuring that vehicles meet emissions standards.

In general, these vehicle emissions tests are performed either in a centralized program or in a decentralized program. In a centralized program, a select number of emissions testing operators are licensed by the state or are operated by certain states to perform vehicle emissions testing. These operators are authorized to perform emissions tests, but generally they are prohibited from repairing vehicles that fail to pass an emissions test.

On the other hand, in a decentralized program, a wider range of persons may perform emissions tests, including those engaged primarily in other businesses, such as automotive repair shops, automobile dealers and others. For many of these operators, performing emissions tests is not their primary business.

The EPA has granted state governmental authorities the discretion to determine how best to establish and operate a network of emissions testing facilities, including the flexibility to choose either a centralized or a decentralized program. Nineteen states have implemented decentralized programs and twelve states and the District of Columbia have implemented centralized programs. There are three states that have implemented a hybrid program, whereby there are both decentralized and centralized testing stations. The percentage of programs that are either centralized or decentralized has remained relatively constant since 1991.

Vehicle emissions control requirements have become progressively more stringent since the passage of the Clean Air Act in 1970. The 1990 Amendments, in particular, emphasized the need for effective emissions control programs and, in 1992, the EPA adopted regulations that required areas across the United States to implement certain types of emissions control programs by certain dates, depending on the area's population and their respective levels of air pollution. The EPA has the authority under the Clean Air Act to withhold non-safety related federal highway funds from states that fail to implement such mandated programs by prescribed deadlines. To date, the EPA has been willing, in certain circumstances, to grant extensions of these deadlines. However, there are also examples where it has withheld non-safety related highway funding. This occurred for a period of two years in Georgia because of Atlanta’s high vehicle emissions (New York Times, January 4, 2001).

More recently, on July 31, 1998, the EPA issued a final study that concluded that more stringent air quality standards for motor vehicle emissions are needed, and that such standards should be implemented as it becomes technologically feasible and cost-effective to do so. We believe that the setting of such standards will be the most important EPA regulatory initiative affecting motor vehicles since the passage of the 1990 Amendments. We believe that the EPA study is likely to result in more stringent standards that will have the effect of increasing the number of areas that must implement emissions testing programs and thereby potentially increasing the market for our service.

Since 1977, when federal legislation first required states to comply with emissions standards through the use of testing programs, California has been a leader in testing procedures and technical standards. California has approximately 23 million vehicles subject to emissions testing, more than two times that of any other state. California’s testing program is overseen by the California Bureau of Automotive Repair. The Bureau has revised its emissions testing standards three times: in 1984, 1990 and, most recently, in 1997. With each of these revisions, the Bureau has required the use of new, more sophisticated and more accurate emissions testing and analysis equipment, which must be certified by the Bureau. California’s testing standards have become the benchmark for emissions testing in the United States. All states with decentralized programs and many states with centralized programs require emissions testing and analysis equipment used in their programs to be either BAR-84, BAR-90, or BAR-97 certified, with all newly implemented enhanced programs requiring BAR-97 certification.

As emissions testing equipment has become more technologically advanced, government regulators have required that testing facilities use this more advanced equipment. The most significant technological advance that has occurred in the emissions testing industry over the past decade is the development of enhanced testing systems. Prior to 1990, the EPA required government agencies to test vehicles only for emissions of carbon monoxide and hydrocarbons, which form smog. During this “basic” test, a technician inserts a probe in the vehicle’s tailpipe while the vehicle is idling and emissions analyzers then measure pollution levels in the exhaust. These basic tests worked well for pre-1981, non-computerized vehicles containing carburetors because typical emission control problems involved incorrect air/fuel mixtures and such problems increase pollution levels in the exhaust even when the vehicle is idling.

However, today's vehicles have different emissions problems. For tests on modern vehicles to be effective, the equipment must measure nitrogen oxide emissions that also cause smog and must test the vehicle under simulated driving conditions. The EPA now requires these enhanced tests in the major metropolitan areas of the 34 states and the District of Columbia. A technician conducts these Accelerated Simulated Mode (ASM) tests on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration, deceleration and cruising, or the On Board Diagnostic (OBD) by plugging into the vehicles computerized operation system.

Emissions Testing in the State of Georgia

As a result of a rapidly increasing population, which has caused the levels of smog to escalate sharply, the 13 counties that make up the metro Atlanta area have been identified by the EPA as target sites for a mandatory vehicle inspection and maintenance program. In 1996, the Environmental Protection Division of the State of Georgia initiated “Georgia's Clean Air Force” program that requires testing of certain vehicles in a 13 county area surrounding Atlanta, Georgia, for certain emission levels. These rules are set forth in Sections 391-3-20-.01 through .22 of the Rules of the Georgia Department of Natural Resources, Environmental Protection Division.

Georgia's program is a decentralized program. All operators performing emissions testing in Georgia must have their technicians attend and complete certain state certified training, and report to the state on their emissions testing activities every month. Testing stations may be licensed to test all vehicles, which is known as an ALL VEHICLES WELCOME station, or only vehicles not more than five years old, known as a NEW VEHICLES ONLY station. All the stations we currently operate in Georgia, are “ALL VEHICLES WELCOME” stations.

The Georgia Clean Air Force Program initially required a basic test of exhaust gases every two years. In 1997, the program was changed to include enhanced testing, which combines the simple exhaust test with a simulated road test using a dynamometer. Prior to January 1, 2000, Georgia required that vehicles in the 13 covered counties undergo an emissions test once every two years. In December 1999, however, Georgia amended this rule so as to require testing on an annual basis, with an annual exemption for the three most recent model years.

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to the State of Georgia, there were approximately 700 licensed test sites, and 1,983,327 tests were performed in Georgia under the Georgia Clean Air Force Program during the calendar year 2002.

Under Georgia law, the price that a testing station may charge per test may not be less than $10 nor more than $25. A fee of $6.95 must be paid by the station operator to the state. The balance of the current charge, or $18.05 assuming the maximum price of $25 is charged, is retained by the station operator. If a vehicle fails an emissions test, it may be retested at no additional charge for up to 30 days after the initial test, so long as the subsequent test is performed at the same facility.

If a vehicle fails to pass an emissions test, the owner of the vehicle must have repair work performed to correct the deficiency, up to a total cost of $647 under current law. If a vehicle fails a re-inspection despite the maximum expenditure required by law, the owner must apply for a compliance waiver from the state.

Georgia law mandates compliance with its vehicle emissions testing program. For vehicles subject to the state's emissions law, a successful test, or a waiver from the state, is required to obtain a vehicle registration in Georgia.

Emissions Testing in the State of Texas

The market in Texas is highly fragmented and consists of testing services implemented under the current guidelines in May 2002. The Texas Department of Public Safety manages the vehicle emissions testing and safety inspection for the state. The emissions tests conducted are the same as in Georgia. The fee is set at a maximum of $39.50 for both the emissions test and the safety inspection. The operator is charged $8.00 for the ASM sticker, and $14.00 for the OBD sticker. The safety inspection cost is included in these amounts. Vehicles are required to be tested on an annual basis, with an annual exemption for the two most recent model years. According to the American Automobile Motor Vehicle Association, there are 4.6 million eligible vehicles in the state.

If a vehicle fails, the operator must provide a free re-test at the same facility within 15 days. Texas also has provisions for those vehicles that cannot pass an emissions test, with no limit on the amount of repairs. The owner may apply to the state for a compliance waiver.

Texas law mandates compliance with its vehicle emissions and safety inspection program. For a vehicle to obtain a sticker for yearly registration the owner must have a successful emissions and safety inspection, or a waiver.

Operating Strategy

Our operating strategy focuses on (a) increasing the number of sites we operate in a given market, (b) increasing the volume of business at each site, (c) creating brand awareness for our services, and (d) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•   Seek to secure and maintain multiple stations at well-traveled intersections and other locations that are easily reachable by our customers;
•   Coordinate operations, training and advertising in each market to enhance revenue and maximize cost efficiencies within each market;
•   Implement regional management and marketing initiatives in each of our markets;
•   Seek to acquire existing testing sites where significant volume potential exists; and
•   Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers.

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 am and 6:00 pm, and from 8:30 am to 5:00 pm on Saturdays, for a total of 58.5 hours per week. Our stations are closed on Sundays. The average emissions test in Georgia takes approximately 8 to 12 minutes to complete. In Texas, because of the safety inspection, the completion time is slightly longer. Therefore, each of our stations with one testing bay can test anywhere from three to four vehicles per hour. Assuming steady demand throughout the day, six days a week, each of our stations would have the capacity to test approximately 234 vehicles per week (58.5 hours times 4 vehicles per hour), or 936 vehicles per month (234 vehicles per week times 4 weeks). Based upon our calculations involving our existing emissions stations, stations with one testing bay need to receive payment for 450 emissions tests per month to cover the costs associated with its operation, while stations with two testing bays need 475 tests per month to break even.

We currently purchase our raw materials, such as filters, hoses, etc., from 2 suppliers, and because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a material portion of our materials. Certificates of Emission Inspection are purchased from the Georgia Clean Air Force, and emission and safety inspection stickers are purchased from the Texas Department of Public Safety.

Intellectual Property

We have registered the trade name “Speedemissions” in Fulton County, Georgia, and Austin, Texas, and are thereby authorized to conduct our business in Georgia and Texas under the name “Speedemissions.” We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

Competition

The emissions testing industry is full of small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations all offer the service. Competition is fierce, and we expect competition from local operators at all of our locations. There are no national competitors at this time. Our market share is too small to measure. We intend to compete by creating brand awareness through advertising, a standard building style and facade, and consistent color schemes and uniforms. Because most families own more than one vehicle, and they are required to have their vehicle tested on a regular basis, we anticipate that we can retain repeat customers.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

We currently employ 40 individuals. Of these 40 employees, 4 are employed in administrative positions at our headquarters, including our sole officer, Richard A. Parlontieri, while 36 are employed on-site at our testing locations. 38 of our employees are full-time, while 2 are employed on a part-time basis.

ITEM 2 - DESCRIPTION OF PROPERTY

Corporate Office

We rent our general corporate offices located at 1139 Senoia Road, Suite B, Tyrone, Georgia, which consists of 1,200 square feet of office space. The rent for our office space is $1,250 per month, including utilities, with a term that expires on July 15, 2005, with a 2-year renewal option. We believe that this space is adequate for our current needs.

Testing Facilities

We lease the land and buildings we use in connection with 16 of our existing emissions testing facilities, and we own one building and the associated land. In addition, we have two testing facilities under construction. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance.

Site	City	State	Monthly Rent	Lease Expiration

Georgia Facilities
27 East Crogan Street	Lawrenceville	GA	Company owned	N/A
100 Peachtree Parkway	Peachtree City	GA	$1,705	May 2006
8405 Tara Boulevard*	Jonesboro	GA	$1,500	January 2008
Highway 85*	Riverdale	GA	$2,250	January 2008
4853 Canton Road	Marietta	GA	$1,000	September 2008
2720 Sandy Plains Road	Marietta	GA	$3,031	December 2004
8437 Roswell Road	Atlanta	GA	$2,750	November 2003
9072 Highway 92	Woodstock	GA	$1,800	April 2007
14865 Highway 92	Woodstock	GA	$1,700	April 2008
2887 Canton Road	Marietta	GA	$2,500	July 2008
213 Riverstone Parkway	Canton	GA	$1,300	November 2007
731 Powder Springs Street	Marietta	GA	$2,700	month to month
1869 Cobb Parkway	Marietta	GA	$2,756	August 2004
2625 S. Cobb Drive	Smyrna	GA	$2,800	March 2005
2909 N. Druid Hills	Decatur	GA	$1,500	month to month
3826 Clairmont Road	Chamblee	GA	$3,500	March 2005

* Under construction

Texas Facilities
11831 Jones Road	Houston	TX	$2,500	June 2004
12160 Bissonnet Street	Houston	TX	$2,560	September 2004
5130 State Highway 6	Houston	TX	$2,120	May 2005

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock became eligible for trading on the Over the Counter Bulletin Board on December 19, 2002 under the symbol “SKTE.” Beginning September 5, 2003, in connection with our name change to Speedemissions, Inc., our common stock was eligible for trading under the symbol “SPEM.” There have been a limited number of trades in our common stock.

The following table sets forth the high and low bid information for each quarter since we first became eligible for trading, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low

Fiscal year ended December 31, 2002:
Fourth Quarter	$0.00	$0.00

Fiscal year ended December 31, 2003:
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.25	$0.00
Fourth Quarter	$0.60	$0.20

Fiscal year ended December 31, 2004:
First Quarter (through February 27, 2004)	$1.01	$0.30

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

Holders

As of December 31, 2003 and March 15, 2004, there were 16,270,619 and 19,166,937 shares, respectively, of our common stock issued and outstanding and held by approximately 71 and 84 shareholders of record. As of December 31, 2003 and March 15, 2004, there were zero and 2,500,000 shares, respectively, of our preferred stock issued and outstanding and held of record by one shareholder.

Dividends

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends on our common stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

We are obligated to pay cumulative quarterly dividends on our Series A Convertible Preferred Stock in amount equal to seven percent (7%) per annum. The dividends are to be paid, in our discretion, in either additional shares of Series A Convertible Preferred Stock, or in common stock based on the market price.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 600,000 shares to 1,000,000 shares. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. As of March 15, 2004, we have issued options to acquire 485,000 shares of our common stock under the plan at prices ranging from $0.25 to $0.40 per share, and we have issued 50,000 shares of common stock under the plan.

As of December 31, 2003, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	430,000	$0.25	570,000
Equity compensation plans not approved by security holders	25,000	$0.01	N/A
Total	455,000	$0.24	570,000

Recent Sales of Unregistered Securities

In October 2003, we issued 300,000 shares of common stock, restricted in accordance with Rule 144, to The Lebrecht Group, APLC, our securities counsel, for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In October 2003, we issued 300,000 shares of common stock, restricted in accordance with Rule 144, to the designees of V2R, LLC, a consulting firm owned by one of our directors, Bahram Yusefzadah, for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In December 2003, we issued 5,670,619 shares of our common stock, restricted in accordance with Rule 144, to GCA Strategic Investment Fund Ltd., our principal shareholder, upon the conversion of $1,587,770 in outstanding convertible debentures and accrued interest. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In January 2004, we issued 180,000 shares of our common stock, restricted in accordance with Rule 144, to a consultant for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated purchaser.

In January 2004, as part of the consideration paid for our acquisition of $20 Emission, we issued 956,318 shares of our common stock, restricted in accordance with Rule 144, to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron, and the sellers designee. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

In March 2004, we issued 1,710,000 shares of our common stock, along with warrants to purchase a total of 855,000 shares of our common stock at $0.75 per share, to thirteen (13) accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We currently operate 17 vehicle emissions testing centers in two separate markets, greater Atlanta, Georgia and Houston, Texas. In addition, we have two more testing stations under construction in the Atlanta area. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge is $25, and a fee of $6.95 is paid to the State of Georgia. In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a blended fee of $11.00 is paid to the State of Texas.

We want to grow. We have recently completed two acquisitions, which added 12 testing centers. Those acquisitions were completed after December 31, 2003, and thus are not included in the financial statements included with this Annual Report. We intend to close more acquisitions, and to continue to open company-owned stations, in 2004.

As a result of our growth plans, our biggest challenge will be managing our growth and integrating our acquisitions. We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable. We have not operated at a profit, nor have we operated on a break-even cash flow basis. However, if we are successful in implementing our growth strategy, we believe that both of these financial goals are achievable in the next 12 months. Until that time, we will have to continue to fund our operations, and our acquisitions, with capital raised from selling our stock.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2003 were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have a large accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph is applicable when the objective test is applied, we believe that if we can successfully implement our business plan in the next fiscal year, future audit reports might be issued without this explanatory paragraph. Until such time, however, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Results of Operations

Introduction

Our operations reflect a significantly different company in 2003 versus 2002. At the beginning of 2002 we were a privately held company operating two emissions testing stations in Georgia. During 2002 we closed one of our Georgia stations, opened another Georgia station and opened, in the second half of 2002, three new stations in Texas. During 2003 we were acquired by a public company in a reverse acquisition. As a result, our operating expenses during 2003 were significantly greater than 2002 due to the legal, accounting and administrative expenses associated with all of the above actions.

Revenues and Loss from Operations

Our revenue, cost of emission certificates (our cost of goods sold), general and administrative expenses, and loss from operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002 are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Percentage Change

Revenue	$612,948	$320,676	91%
Cost of Emission Certificates	173,495	95,976	81%
General & Administrative Expenses	1,781,370	742,018	140%

Loss from Operations	(1,341,917)	(517,318)	159%

Our revenues increased in 2003 because all five of the stations we owned at the time were open the entire year. In 2002, we closed one station and opened four new stations, but the new stations were only open part of the year.

Our cost of emission certificates increased $77,519 during 2003 and were $173,495, or 28% of revenues, compared to $95,976 or 30% of revenues, during 2002.

Our general and administrative expenses during 2003 were $1,781,370, an increase of $1,039,352, or 140% as compared to 2002. This increase in general and administrative expenses was primarily due to a $225,000 acquisition cost resulting from the reverse acquisition with SKTF Enterprises, Inc., increased professional fees resulting from the reverse acquisition with SKTF, increased operating costs associated with the emission testing stations which opened in 2002 being opened for all of 2003, stock issued for services valued at $120,000 paid to consultants, amortization of approximately $112,000 in deferred financing costs and approximately $63,000 in consulting fees and expense reimbursements paid to V2R.

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the year ended December 31, 2003 as compared to the year ended December 31, 2002 are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Percentage Change

Interest Expense	$137,276	$91,562	50%
Income Tax Benefit	-	-	-
Net Loss	(1,479,193)	(608,880)	143%
Basic and Diluted Loss per Share	(0.16)	(0.09)	78%

Our interest expense during 2003 was $137,276, a $45,714, or 50% increase compared to $91,562 for 2002. The increase was due to interest costs associated with $450,000 and $390,000 in new convertible debentures and promissory notes, respectively, issued during 2003.

During 2003, we had a net loss of $1,479,193 or $0.16 per weighted-average share. During 2002, we reported a net loss of $608,880 or $0.09 per weighted-average share. The $870,313 increase in net loss for 2003 was primarily due to a $225,000 acquisition cost resulting from the reverse acquisition with SKTF, increased professional fees resulting from the reverse acquisition with SKTF, increased operating costs associated with the emission testing stations which opened in 2002 being opened for all of 2003, a stock bonus valued at $120,000 paid to consultants, amortization of approximately $112,000 in deferred financing costs and approximately $63,000 in consulting fees and expense reimbursements paid to V2R., partially offset by an increase of $214,753 in revenue less cost of emission certificates, due to the opening of new stores, for 2003 compared to 2002.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Revenues and Loss from Operations

Our revenue, cost of emission certificates (our cost of goods sold), general and administrative expenses, and loss from operations for the quarter ended December 31, 2003 as compared to the quarter ended September 30, 2003 and the quarter ended December 31, 2002 are as follows:

	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2002

Revenue	$145,213	$146,715	$132,201
Cost of Emission Certificates	43,115	43,581	40,072
General & Administrative Expenses	600,237	490,962	228,738

Loss from Operations	(498,139)	(387,828)	(136,609)

Our revenues have remained relatively consistent during the last two full quarters of this year, and increased by $13,012, or almost 10%, when compared to the fourth quarter of 2002. Accordingly, our cost of emission certificates has remained relatively consistent during the last two quarters of this year and when compared to the fourth quarter of 2002. The cost of emission certificates as a percentage of revenues was 30% for all periods.

Our general and administrative expenses during the fourth quarter of 2003 were $109,275, or 22% higher than in the immediately previous quarter (the quarter ended September 30, 2003). The cause of this increase is the same as reported for the year ended 2003, above, and consists of expenses associated with the acquisition of SKTF and operating expenses associated with being a public company.

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the quarter ended December 31, 2003 as compared to the quarter ended September 30, 2003 and the quarter ended December 31, 2002 are as follows:

	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2002

Interest Expense	$33,606	$39,976	$28,318
Income Tax Benefit	-	-	-
Net Loss	(531,745)	(427,624)	(164,927)
Basic and Diluted Loss per Share	(0.05)	(0.04)	(0.03)

Our interest expense during the fourth quarter of 2003 was $6,370, or 16% less than in the immediately preceding quarter (the quarter ended September 30, 2003). This decrease reflects convertible debentures that were converted into our common stock in December 2003. Our interest expense was $5,288, or 19% higher than during the fourth quarter of 2002, reflecting debentures issued in 2003 in connection with our acquisition of SKTF and other increased operating expenses.

During the fourth quarter of 2003, we had a net loss of $531,745 or $0.05 per weighted-average share, as compared to a net loss of $427,624, or $0.04 per share during the immediately preceding quarter, and $164,927 and $0.03 per share during the fourth quarter of 2002. The cause of this increase is the same as reported for the year ended 2003, above, and consists of expenses associated with the acquisition of SKTF and operating expenses associated with being a public company.

Liquidity and Capital Resources

Introduction

During 2003, we did not generate positive operating cash flows. As the acquisitions described above are assimilated, and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2004. Therefore, subsequent to December 31, 2003, we raised $427,500 from the sale of common stock and warrants, the proceeds of which were used for working capital expenses. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the second quarter of 2004 from the sale of our equity securities, although the terms of this offering have not been determined.
Our two acquisitions were funded from the private placement of $2,500,000 of our Series A Convertible Preferred Stock and warrants to GCA Strategic Investment Fund Limited, an existing affiliate shareholder.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2003 as compared to September 30, 2003 were:

	As of December 31, 2003	As of September 30, 2003	Change

Cash	$9,231	$31,132	$(21,901)
Total current assets	27,629	37,533	(9,904)
Total assets	548,206	629,180	(80,974)
Total current liabilities	1,243,997	2,002,576	(758,579)
Total liabilities	1,243,997	2,552,576	(1,308,579)

Cash Requirements

For the year ended December 31, 2003 our net cash used in operating activities was ($761,766), as compared to ($402,535) for the year ended December 31, 2002. Negative operating cash flows during 2003 were primarily created by a net loss from operations of $1,479,193, partially offset by depreciation and amortization of $207,476, an increase of $136,815 in accrued interest, an acquisition fee of $125,000 which was paid with a promissory note, stock issued for services valued at $120,000 and an increase of $135,061 in accounts payable and accrued liabilities. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

Negative operating cash flows in 2002 were primarily created by a net loss from operations of $608,880, partially offset by an increase of $91,561 in accrued interest, depreciation and amortization of $90,733 and an increase of $36,897 in accounts payable and accrued liabilities.

Sources and Uses of Cash

Net cash used in investing activities was $47,809 and $219,772, respectively, for the years ended 2003 and 2002. The investing activities involved primarily the purchase of machinery and equipment to operate new emission testing station locations.

Net cash provided by financing activities was $682,000 and $660,000, respectively, for the years ended 2003 and 2002. Net cash provided in 2003 resulted from the $417,000 in proceeds from the sale of convertible debentures, net of associated financing costs and an increase of $265,000 in promissory notes.

On October 3, 2003, we filed a Registration Statement on Form SB-2 for an offering of 5,000,000 shares of our common stock at a price to be determined. On October 21, 2003, we filed a notification with the SEC withdrawing the Registration Statement due to market and economic conditions.

On December 18, 2003, the combined principal amount of $1,450,000 and accrued interest amount of approximately $135,000 outstanding under our convertible debenture agreements were converted into 5,670,619 shares of our common stock at an exchange rate of $0.28 per common share.

We are not generating sufficient cash flow from operations to fund growth as we continue to acquire and open new emission testing stations. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate that we can operate at a profitable level.  Until such time, however, and in order to complete the acquisitions, we will need to raise additional capital through the sale of our equity securities.  If we are unsuccessful in raising the required capital, we may have to curtail operations.

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

ITEM 7 - FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events that are required to be reported under this Item.

ITEM 8A – DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company, the director nominees, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers, and none of our officers or directors serves as a director of another reporting issuer.

Name	Age	Position(s)

Richard A. Parlontieri	58	Director, President, Secretary, and Treasurer (2003)

Bahram Yusefzadeh	58	Director (2003)

Bradley A. Thompson	39	Director (2003)

Richard A. Parlontieri was appointed to our Board of Directors and as an officer in connection with the recent acquisition of Speedemissions, Inc., a Georgia corporation, our subsidiary of which Mr. Parlontieri is a founder and President/CEO. He was the founder, Chairman and Chief Executive Officer of ebank.com, Inc., a publicly held bank holding company headquartered in Atlanta. ebank.com, which began as a traditional bank designed to deliver banking services in a non-traditional way, was the first internet bank to provide banking services focusing on small business owners. The Company opened in August 1998, and was named one of “The Best 100 Georgia Companies” in May 2000, by the Atlanta-Journal Constitution.

Prior to starting ebank, Mr. Parlontieri was President/CEO of Habersham Resource Management, Inc., a consulting firm with over 16 years experience in the financial services, mortgage banking, real estate, home health care and capital goods industries. While at Habersham, Mr. Parlontieri co-founded and organized banks (including Fayette County Bank which was sold to Regions Financial Corporation) and completed strategic acquisitions or divestitures for banks, mortgage companies and real estate projects.

Mr. Parlontieri currently serves on the Georgia Emissions, Industry Advisory Board as Secretary. He also is a member of the Georgia Emissions Testing Association (GETA). Over the past several years he has spoken or given presentations at various conferences concerning the financial services industry and the Internet. These include the American Banker Online Financial Services in Cyberspace Conference, the Phoenix International Users Banking Conference, GE Capital Management Conference and the eFinancial World Conference.

Mr. Parlontieri is an active participant in community and civic organizations, including serving as a three-term city councilman in suburban Atlanta, a past two-term President of the local chapter of the American Heart Association, and was an Organizer/Director of the suburban YMCA.

Bahram Yusefzadeh was elected to our Board of Directors at our annual shareholders meeting in August 2003. Mr. Yusefzadeh is currently the founder and Managing Director of V2R, LLC. V2R is a strategic, multi-faceted consulting firm that assists both United States and international organizations with increasing their value and accelerating their growth through C-Level services and capital investment. To further support their clients, V2R provides strategic management services across mission critical business areas, including sales and marketing, finance, legal, and human resources management.

A seasoned businessman and entrepreneur, Mr. Yusefzadeh’s career began in 1969 when he co-founded a banking software company, Nu-Comp Systems, Inc., and developed the Liberty Banking System. This system was marketed by IBM as the IBM Banking System from 1981 through 1985. He served as Nu-Comp’s Chief Executive Officer and President through Broadway & Seymour, Inc.’s acquisition of the company in June 1986 and remained with Broadway & Seymour as their Chairman of the Board through November 1986.

From 1986 to 1992, he served in various capacities at The Kirchman Corporation, first as President of the product and marketing strategies division, where he was instrumental in bringing innovative bank automation products to market. He later served as President of both the independent banking group, which focused on delivering products in-house, and the outsourcing division, where the focus was on data center operations.

In 1993, he founded Phoenix International, a provider of integrated, client/server based software applications for the global financial services industry. Mr. Yusefzadeh served as their Chairman and Chief Executive Officer and was instrumental in Phoenix’s successful initial public offering in 1996, secondary offering in 1997 and acquisition by London Bridge Software Holdings plc in 2001.

Mr. Yusefzadeh has also provided his expertise to numerous boards. From 1997 to 2001, he served on the board of Towne Services, Inc. (now merged with Private Business, Inc.), a provider of a merchant sales and payment transaction processing system. He also chaired Towne Services’ audit committee and was a member of the compensation committee.

Today, Mr. Yusefzadeh serves as a member of an advisory board to Capital Appreciation Partners, a venture fund that invests in stage II technology focused companies in the United States. He is also Chairman of the Board of Trustees for the International Center for Automated Information Research, a capital fund sponsored by the University of Florida College of Law and the Warrington Graduate School of Business that invests in early stage technology companies focused on enhancing the law and accounting professions.

Throughout his career, Mr. Yusefzadeh has been dedicated to community involvement. Prior to moving to Central Florida, he actively participated in various economic and community development organizations in Minneapolis. Since joining the Central Florida community, he has served as director of the Seminole County/Lake Mary Chamber of Commerce and co-chair of the Economic Development Counsel Technology Roundtable. He has also funded an Endowed Teaching Chair at Seminole Community College and serves on the advisory boards for the Central Florida Festival of Orchestra and BETA Center.

Bradley A. Thompson was elected to our Board of Directors at our annual shareholders meeting in August 2003. Mr. Thompson is currently the Chief Investment Officer and Chief Financial Analyst for Global Capital Advisors, LLC, an affiliate of GCA Strategic Investment Fund, Limited. Mr. Thompson's responsibilities include in-depth analysis of target company's financial statements, balance sheets and cash flow statements; evaluation of the target company's business plan & financial projections and how it relates to their historical financial statements; and written analysis and risk assessment of the target company's short-term, mid-term, and long-term financial condition. Mr. Thompson is also the Chief Operating Officer and Secretary for Global Capital Management Services, Inc. the Corporate General Partner and Managing Partner of Global Capital Funding Group, LP, a licensed SBIC.

Mr. Thompson, born August 15, 1964, has over 17 years of experience in commercial banking, investment management, bond credit underwriting, financial analysis, and business management. Mr. Thompson received his Bachelors of Business Administration degree in Finance from the University of Georgia in 1986. Mr. Thompson is also a level III candidate in the Chartered Financial Analyst (CFA) Program sponsored by the Association for Investment Management and Research. Brad has received additional specific course training sponsored by the American Institute of Banking in the areas of Commercial Lending, Analyzing Financial Statements, Officer Calling Skills, Trust Business, Estate Planning, Cash Management, Interest Rate and Duration Gap Analysis, Asset/Liability Management and Commercial Bank Financial Management. He has also completed the Merrill Lynch Asset Management School and the Merrill Lynch Sales/Consulting School.

Mr. Thompson began his career in banking with Trust Company Bank, now SunTrust Bank, as a financial analyst. He later joined the firm of Merrill Lynch, Pierce Fenner & Smith in the securities industry managing retirement, profit sharing, pension, trust, and individual investment portfolios. While at Merrill Lynch, Mr. Thompson received his NASD Series 7 (General Securities) and Series 63 (State Securities) License, both of which have now expired. Mr. Thompson subsequently performed the duties of financial analyst and bond underwriter managing the bond programs of over 45 accounts and managing a portfolio in excess of $750 million for SAFECO Insurance Company of America. At SAFECO, Mr. Thompson was responsible for the financial analysis and credit evaluations of the prospective and current bond accounts, and was ultimately responsible for the credit decision with a single line of credit approval authority ranging from $1 million to $10 million and an aggregate line of authority on specific accounts in excess of $175 million.

Prior to joining GCA, Mr. Thompson was self-employed managing his own small business enterprises. Mr. Thompson was the President and sole owner of Time Plus, an automated payroll accounting services firm for small to mid sized companies. Mr. Thompson successfully negotiated the sale of Time Plus, a sole proprietorship, for a 328% annualized return on investment. Mr. Thompson was also 50% owner and Vice President, Chief Financial Officer of AAPG, Inc., a specialty retail sporting goods firm. Mr. Thompson has since sold his interest in AAPG, Inc.

Mr. Thompson currently serves on the Board of Directors of Axtive Inc., (OTC:BB- AXTV), a publicly traded technology consulting firm that acquires and operates various technology product and service companies. Mr. Thompson is also a Director on the Board of Speedemissions, Inc. (OTC:BB – SPEM), a publicly traded firm that develops and operates vehicle emission testing stations throughout Texas and Georgia with nationwide expansion plans. Mr. Thompson Serves on the Audit and Compensation Committees on the Board of both of these Companies. Mr. Thompson also serves as a Director on the Board of GCA Strategic Investment Fund, and he is a former Director and Secretary on the Board of Directors of AdMark Systems, LLC., a privately held marketing firm.

Board Committees

On August 26, 2003, an Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, of the Board of Directors was formed. The Audit Committee has held two meetings. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls. The directors who are members of the Audit Committee are Bradley A. Thompson and Bahram Yusefzadeh, both of whom are considered audit committee financial experts, but neither of which are considered independent directors under Section 121(A) of the AMEX listing standards.

On August 26, 2003, a Compensation Committee of the Board of Directors was formed. The Compensation Committee consists of Bradley A. Thompson and Bahram Yusefzadeh. The Compensation Committee has held one meeting, and has approved the employment agreement of Richard Parlontieri.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

During the two most recent fiscal years, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Richard A. Parlontieri	2	2	-0-
Bahram Yusefzadeh	1	1	-0-
Bradley A. Thompson	1	1	-0-
GCA Strategic Investment Fund Ltd.	2	2	-0-

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

During 2001 and 2002, our former president elected to forego a salary, and also provided office space for us. We estimated the value of these services to be $5,125 and $1,500 for the year ended December 31, 2002 and for the period from inception (March 27, 2001) to December 31, 2001, respectively. As of December 31, 2002 and 2001, we had amounts due to our former president of $5,125 and $nil, respectively, which are recorded in accounts payable and accrued liabilities in our financial statements.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003 and 2002. In addition, the table shows compensation for our current sole executive officer. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Richard A. Parlontieri	2003	180,000	-0-	5,400	-0-	410,000	-0-	-0-
Chairman, President,	2002	155,000	10,000	7,200	-0-	-0-	-0-	-0-
Secretary, CFO	2001	60,000	10,000	7,500	-0-	-0-	-0-	-0-

Carl M. Berg	2002	-0-	-0-	$5,125	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Richard A. Parlontieri	400,000	93%	$0.25	12/18/13
Richard A. Parlontieri	10,000	2%	$0.25	12/18/13
Carl M. Berg	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Richard A. Parlontieri	N/A	N/A	N/A	N/A
Carl M. Berg	N/A	N/A	N/A	N/A

Our Directors receive $250 for each meeting attended, including meetings of the committees. They are also entitled to reimbursement for their travel expenses. In addition, in December 2003, we issued to each of our Directors options to acquire 10,000 shares of our common stock at an exercise price of $0.25 per share, exercisable for a period of ten years.

Effective September 15, 2003, we entered into a three-year employment agreement with Richard A. Parlontieri, our President and Chief Executive Officer. This employment agreement was amended on December 19, 2003. Under the terms of the agreement, as amended, Mr. Parlontieri will receive a salary of $180,000 per year, plus an automobile and expense allowance, and will be eligible for quarterly bonuses as set forth in the agreement. In addition, Mr. Parlontieri was granted options to purchase up to 400,000 shares of our common stock at $0.25 per share. The agreement may be terminated by us for cause, in which case Mr. Parlontieri would not be entitled to severance compensation, or without cause, in which case Mr. Parlontieri would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination.

The Compensation Committee of our Board of Directors originally agreed to issue to Mr. Parlontieri, pursuant to the terms of his employment agreement, options to purchase up to 400,000 shares of our common stock at an exercise price of $2.00 per share. The exercise price was determined based on conversations with our independent auditors about the deemed fair market value if we subsequently file a registration statement for a primary offering at $2.00 per share. However, after we withdrew the registration statement, and the proposed primary offering was cancelled, the Committee decided to reprice Mr. Parlontieri’s options at $0.25 per share, which was at or close to the fair market value of our common stock based on the closing bid price on the date of repricing, and within the parameters of our Speedemissions, Inc. 2001 Stock Option Plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2004, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	GCA Strategic Investment Fund Ltd (2) c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	19,472,182 (3)	80.5% (3)

Common Stock	Richard A. Parlontieri (4) 1029 Peachtree Parkway North Suite 310 Peachtree City, GA 30269	1,010,000 (5)	5.1% (5)

Common Stock	Bahram Yusefzadeh (4) 2180 West State Road Suite 6184 Longwood, FL 32779	187,000 (6)	<1% (6)

Common Stock	Bradley A. Thompson (4)(7) 227 King Street Frederiksted, USVI 00840	10,000 (7)(8)	<1% (8)

	All Officers and Directors as a Group (3 Persons)	1,207,000 (5)(6)(7)(8)	6.1% (5)(6)(8)

(1)     Unless otherwise indicated, based on 19,166,937 shares of common stock outstanding.

(2)     Global Capital Advisors, LLC (“Global”), the investment advisor to GCA Strategic Investment Fund Limited (“GCA”), has sole investment and voting control over shares held by GCA. Mr. Lewis Lester is the sole voting member of Global.

(3)     Includes 2,500,000 shares of common stock which may be acquired upon conversion of 2,500 shares of Series A Convertible Preferred Stock. Also includes 2,500,000 shares of common stock which may be acquired upon the exercise of warrants at $1.25 per share.

(4)     Indicates a Director of the Company.

(5)     Includes 10,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share. Includes 100,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share, which are part of a grant of 400,000 options, with the remaining 300,000 options vesting equally on October 1, 2004, 2005, and 2006. Includes 150,000 shares which may be acquired upon the exercise of warrants at $0.75 per share, which are part of a grant of 450,000 warrants, with the remaining 300,000 warrants vesting equally on January 1, 2005 and 2006. Includes 150,000 shares which may be acquired upon the exercise of warrants at $1.05 per share, which are part of a grant of 450,000 warrants, with the remaining 300,000 warrants vesting equally on January 1, 2005 and 2006.

(6)   Includes 10,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share. Includes 25,000 shares which may be acquired upon the exercise of warrants at $0.01 per share and 100,000 shares which may be acquired upon the exercise of warrants at $0.25 per share.

(7)   Mr. Thompson is a director of GCA Strategic Investment Fund Limited, and disclaims beneficial ownership of the shares held by them.

(8)   Includes 10,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share.

There are no current arrangements that will result in a change in control.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Subsidiary

On June 13, 2003, while we were still named SKTF Enterprises, Inc., we entered into an acquisition agreement with Speedemissions, Inc., a Georgia corporation now our wholly owned subsidiary, and its shareholders, which resulted in a change of the Company’s management, Board of Directors, and ownership. Mr. Parlontieri was an officer, director, and material shareholder of Speedemissions, Inc. Pursuant to the terms of the agreement, effective on June 16, 2003, the following occurred:

•    in exchange for 100% of the stock of Speedemissions, we issued 9,000,000 shares of our common stock to the Speedemissions shareholders, which after giving effect to the redemption of our stock from our previous officer and director described below, represented 90% of our outstanding stock. Mr. Parlontieri received 600,000 shares of our common stock, representing 6% of the outstanding stock, in this transaction;
•    5,044,750 shares of our common stock held by our the sole officer and director prior to the effectiveness of the agreement, were redeemed by us, and he resigned as our officer;
•    our sole director prior to the effectiveness of the agreement tendered his resignation as our director, which was effective 10 days following the mailing of an Information Statement to our shareholders. His resignation was effective on June 27, 2003.

Financing Transactions with Shareholder

On May 2, 2002, our subsidiary entered into a securities purchase agreement (the 2002 agreement) with GCA Strategic Investment Fund Limited (“GCA Fund”), our majority shareholder, pursuant to which GCA Fund agreed to purchase certain convertible debentures from us. The 2002 agreement contemplated the purchase by GCA Fund, on or before May 2, 2004, of up to an aggregate principal amount of $1,200,000 of 7% convertible debentures at a price equal to 100% of the principal amount. On April 24, 2001, our subsidiary entered into a securities purchase agreement (the 2001 agreement) with GCA Fund, pursuant to which GCA Fund purchased a $250,000 7% convertible debenture from us at a price equal to 100% of the principal amount. On October 9, 2003, we assumed the debentures from our subsidiary. On December 18, 2003, GCA Fund elected to convert the outstanding principal amount of the debentures, plus accrued interest, for a total of $1,587,770, into 5,670,619 shares of our common stock at a conversion price of $.028 per share.

In 2001, our subsidiary issued two promissory notes to GCA Fund, one in the amount of $300,000, and the other in the amount of $225,000. Both notes bear interest quarterly at the rate of 10%. The $300,000 note is due in April 2004, after its due date was extended by GCA in writing, while the $225,000 note was due in October 2003. On October 9, 2003, we assumed the notes from our subsidiary. In January 2004, we agreed to convert the $225,000 note, plus accrued interest, into 1,001,563 shares of common stock.

On January 21, 2004, we completed a private placement of 2,500 shares of our Series A Convertible Preferred Stock and 2,500,000 common stock purchase warrants to GCA Fund, in exchange for gross proceeds to us of $2,500,000. Net proceeds to us after the payment of an advisors fee to Global Capital Advisors, LLC, the investment advisor to GCA Fund, was $2,234,000. The Preferred stock pays a dividend of seven percent (7%) per annum, and each share of Preferred Stock is convertible into one thousand (1,000) shares of our common stock, or 2,500,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five (5) years at an exercise price of $1.25 per share of common stock to be acquired upon exercise.

Employment Agreements and Compensation of Officers and Directors

Our directors receive $250 for each meeting attended, including meetings of the committees.

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. We are currently in default on this note.

On June 16, 2003, our subsidiary entered into a consulting agreement with V2R, LLC, which is controlled by Bahram Yusefzadeh, who subsequent to June 16, 2003 became one of our directors. On October 19, 2003 we assumed the obligations under this agreement. Under the terms of the agreement, we agreed to pay V2R $8,334 per month, effective June 1, 2003 for 36 months, of which $3,334 was deferred until after the closing of an initial round of financing. In addition, we agreed to pay to V2R a sales commission on any money raised as a result of their introductions. V2R, LLC was entitled to receive 130,000 warrants to acquire common stock at $0.01 per share, of which 25,000 vested immediately, 35,000 would vest if we raised $1.5 million in any offering, 35,000 more would vest if we raised $3.0 million in any offering, and a final 35,000 would vest if we raised $4.5 million in any offering. On January 1, 2004, we terminated this consulting agreement and entered into a new consulting agreement with V2R. Under the terms of the new consulting agreement, we agreed to pay V2R $8,334 per month, effective January 1, 2004, for 30 months, plus a success fee for any closed acquisitions arranged by the V2R. We also issued to V2R warrants to acquire 100,000 shares of common stock at $0.25 per share, of which one-half vest on January 1, 2005 and the other half vest on January 1, 2006.

In October 2003, we issued 300,000 shares of common stock to the designees of V2R, LLC as a bonus for services rendered not in connection with any consulting agreement. The shares were never beneficially owned by V2R or Mr. Yusefzadeh.

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

Effective September 15, 2003, we entered into a three-year employment agreement with Richard A. Parlontieri, our President and Chief Executive Officer. This employment agreement was amended on December 19, 2003. Under the terms of the agreement, as amended, Mr. Parlontieri will receive a salary of $180,000 per year, plus an automobile and expense allowance, and will be eligible for quarterly bonuses as set forth in the agreement. In addition, Mr. Parlontieri was granted options to purchase up to 400,000 shares of our common stock at $0.25 per share. The agreement may be terminated by us for cause, in which case Mr. Parlontieri would not be entitled to severance compensation, or without cause, in which case Mr. Parlontieri would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination.

On January 21, 2004, our Board of Directors approved the issuance of warrants to acquire a total of 900,000 shares of our common stock to Mr. Parlontieri as a compensation bonus related to the successful closing of two acquisitions. One-half of the warrants are exercisable at $0.75 per share, and the other half are exercisable at $1.05 per share, both representing the fair market value of our common stock on the date of closing for each respective acquisition. One-third of the warrants vested immediately, with the remaining two-thirds vesting equally on January 1, 2005 and 2006. Such warrants were issued on February 18, 2004.

Loans from Officers and Directors

Between October 24, 2003 and January 30, 2004, an entity controlled by Mr. Parlontieri loaned the Company a total of $315,000 pursuant to the terms of seven identical unsecured promissory notes. The notes are each due and payable as set forth below and carry interest at five percent annually:

Date	Principal Amount	Due Date

October 24, 2003	$40,000	April 21, 2004
October 30, 2003	$50,000	April 27, 2004
November 7, 2003	$100,000	May 5, 2004
December 26, 2003	$75,000	June 24, 2004
January 2, 2004	$25,000	June 30, 2004
January 4, 2004	$10,000	July 2, 2004
January 30, 2004	$15,000	July 28, 2004

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

2.2 (8)	Asset Purchase Agreement dated January 21, 2004

2.3 (9)	Asset Purchase Agreement dated January 30, 2004

3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (2)	Bylaws of SKTF Enterprises, Inc.

4.1 (7)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (2)	SKTF, Inc. 2001 Stock Option Plan

10.2 (10)	Form of Incentive Stock Option Agreement relating to options granted under the 2001 Stock Option Plan

10.3 (10)	Form of Non Statutory Stock Option Agreement relating to options granted under the 2001 Stock Option Plan

10.4 (10)	Form of Common Stock Purchase Agreement relating to restricted stock granted under the 2001 Stock Option Plan

10.5 (4)	Consulting Agreement with V2R, LLC dated June 16, 2003

10.6 (4)	Consulting Agreement with V2R, Inc. dated June 13, 2003

10.7 (4)	Warrant Agreement issued to V2R, LLC dated June 16, 2003

10.8 (3)	First Amendment to SKTF, Inc. 2001 Stock Option Plan dated August 27, 2003

10.9 (5)	Form of Indemnification Agreement

10.10 (5)	Employment Agreement with Richard A. Parlontieri dated September 15, 2003

10.11 (6)	Acknowledgement and Assumption of Liabilities with GCA Strategic Investment Fund Ltd. dated October 9, 2003

10.12 (6)	Acknowledgement and Assumption of Liabilities with V2R, LLC dated October 9, 2003

10.13 (5)	Form of Promissory Note to GCA Strategic Investment Fund Limited

10.14 (5)	Form of 7% Convertible Debenture to GCA Strategic Investment Fund Limited

10.15	Form of Unsecured Promissory Note issued to Calabria Advisers, LLC

10.16	First Amendment to Employment Agreement for Richard A. Parlontieri dated December 19, 2003

10.17	First Amendment to Secured Promissory Note dated December 30, 2003

10.18	Consulting Agreement with V2R, LLC dated January 1, 2004

10.19	Form of Warrant issued to V2R, LLC dated January 1, 2004

10.20 (7)	Subscription and Securities Purchase Agreement dated as of January 21, 2004

10.21 (7)	Common Stock Purchase Warrant issued to GCA dated January 21, 2004

10.22 (7)	Registration Rights Agreement dated January 21, 2004

10.23	Warrant issued to Richard A. Parlontieri dated February 18, 2004

10.24	Warrant issued to Richard A. Parlontieri dated February 18, 2004

10.25 (9)	Registration Rights Agreement dated January 30, 2004

10.26 (9)	Bill of Sale and Assignment dated January 30, 2004

21	Subsidiaries of Speedemissions, Inc.

23.1	Consent of Ramirez International

23.2	Consent of Bennett Thrasher PC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)  Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(3)  Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003

(4)  Incorporated by reference from our Quarterly Report on Form 10-QSB/A dated September 26, 2003 and filed with the Commission on October 2, 2003

(5)  Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 filed with the Commission on October 3, 2003.

(6)     Incorporated by reference from our Quarterly Report for the quarter ended September 30, 2003 dated November 12, 2003 and filed with the Commission on November 14, 2003.

(7)     Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(8)     Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

(9)     Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

(10)  Incorporated by reference from our Registration Statement on Form S-8 dated December 12, 2003 and filed with the Commission on December 19, 2003.

(b)   Reports on Form 8-K

On October 3, 2003, we filed an Item 7 First Amended Current Report on Form 8-K/A enclosing revised financial statements concerning our acquisition of SKTF Enterprises, Inc.

On October 8, 2003, we filed an Item 4 Second Amended Current Report on Form 8-K/A clarifying disclosure regarding our change in certifying accountant.

ITEM 14 – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures.

ITEM 15 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International billed us $10,643 and $9,685, respectively, and Bennett Thrasher PC billed us $132,278 and zero, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB.

Audit – Related Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International did not bill us for any fees, and Bennett Thrasher PC billed us $20,702 and zero, respectively, in fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International billed us $200 and $200, respectively, and Bennett Thrasher PC billed us $2,500 and zero, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International and Bennett Thrasher did not bill us for any other fees.

Of the fees described above for the fiscal year ended December 31, 2002, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals. Of the fees described above for the fiscal year ended December 31, 2003, 100% were either approved in advance by the Audit Committee if it was in existence at the time of approval, or subsequently ratified by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004	/s/ Richard A. Parlontieri

By: Richard A. Parlontieri
Its: President, Chief Financial Officer,
and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2004	/s/ Richard A. Parlontieri

By: Richard A. Parlontieri, Director

Dated: March 29, 2004	/s/ Bahram Yusefzadeh

By: Bahram Yusefzadeh, Director

Dated: March 29, 2004	/s/ Bradley A. Thompson

By: Bradley A. Thompson, Director

Speedemissions, Inc.
(Accounting and Reporting Successor
to SKTF Enterprises, Inc.)

Consolidated Financial Statements

December 31, 2003 and 2002

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective as of June 16, 2003, Speedemissions, Inc. entered into an acquisition agreement with SKTF Enterprises, Inc. pursuant to which Speedemissions, Inc. became a wholly owned subsidiary of SKTF Enterprises, Inc. For accounting purposes, Speedemissions, Inc. is viewed as the acquiring entity and has accounted for the transaction as a reverse acquisition.

F - 1

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Speedemissions, Inc. is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred net losses in 2003 and 2002 and had a deficit in working capital and a deficit in stockholders’ equity at December 31, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bennett Thrasher PC
Bennett Thrasher PC
Atlanta, Georgia
February 20, 2004

F - 2

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002

Assets

Current assets:
Cash	$9,231	$136,806
Other current assets	18,398	11,338

Total current assets	27,629	148,144

Property and equipment, at cost less accumulated
depreciation and amortization	509,252	557,406

Deferred financing costs, less accumulated amortization	-	78,513

Other assets	11,325	6,100

	$548,206	$790,163

Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt
payable to related parties	$915,000	$775,000
Accrued interest on long-term debt
payable to related parties	121,946	120,542
Accounts payable and accrued liabilities	207,051	71,990

Total current liabilities	1,243,997	967,532

Long-term debt payable to stockholder,
less current portion	-	750,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 16,270,619 shares issued and outstanding	16,271
Common stock, $.01 par value, 40,000,000 shares
authorized, 7,142,857 shares issued and outstanding	-	71,429
Additional paid-in capital	3,198,622	1,432,693
Accumulated deficit	(3,910,684)	(2,431,491)

Total stockholders' deficit	(695,791)	(927,369)

	$548,206	$790,163

See accompanying notes to consolidated financial statements.

F - 3

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Statements of Operations
For the Years Ended December 31, 2003 and 2002

	2003	2002

Revenue	$612,948	$320,676

Costs and expenses:
Cost of emissions certificates	173,495	95,976
General and administrative expenses	1,781,370	742,018

Loss from operations	(1,341,917)	(517,318)
Interest expense	137,276	91,562

Loss before income tax benefit	(1,479,193)	(608,880)
Income tax benefit	-	-

Net loss	$(1,479,193)	$(608,880)

Basic and diluted net loss per share	$(0.16)	$(0.09)

Weighted average shares outstanding, basic and diluted	$9,009,795	$7,142,857

See accompanying notes to consolidated financial statements.

F - 4

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2003 and 2002

	Common Stock		Additional	Accumulated

	Shares	Amount	Paid-In Capital	Deficit

Balance at January 1, 2002, as adjusted	7,142,857	$71,429	$1,432,693	$(1,822,611)

Net loss	-	-	-	(608,880)

Balance at December 31, 2002	7,142,857	71,429	1,432,693	(2,431,491)

Recapitalization due to reverse acquisition	2,857,143	(61,429)	61,429	-

Stock issued for services	600,000	600	119,400	-

Conversion of debentures	5,670,619	5,671	1,579,740	-

Compensation due to stock option grant	-	-	5,360	-

Net loss	-	-	-	(1,479,193)

Balance at December 31, 2003	16,270,619	$16,271	$3,198,622	$(3,910,684)

See accompanying notes to consolidated financial statements.

F - 5

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(1,479,193)	$(608,880)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	207,476	90,733
Acquisition fee	125,000	-
Stock Issued for Services	120,000	-
Stock option grant	5,360	-
Changes in assets and liabilities:
Other current assets	(7,060)	(6,746)
Other assets	(5,225)	(6,100)
Accrued interest on long-term debt payable to related parties	136,815	91,561
Accounts payable and accrued liabilities	135,061	36,897

Net cash used in operating activities	(761,766)	(402,535)

Cash flows from investing activities:
Net purchases of property and equipment	(47,809)	(219,772)

Net cash used in investing activities	(47,809)	(219,772)

Cash flows from financing activities:
Proceeds from issuance of long-term debt
payable to related parties	715,000	750,000
Financing costs	(33,000)	(90,000)

Net cash provided by financing activities	682,000	660,000

Net increase (decrease) in cash	(127,575)	37,693

Cash at beginning of year	136,806	99,113

Cash at end of year	$9,231	$136,806

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$-	$-

Cash paid during the year for income taxes	$-	$-

In 2003, $1,450,000 of convertible debentures plus accrued interest of approximately $135,000 was converted into 5,670,619 shares of Speedemissions, Inc. common stock.

See accompanying notes to consolidated financial statements.

F - 6

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

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

In March 2001, the president of Emissions Testing formed, and was the sole stockholder in, SE Testing, Inc. (SE Testing) (initially known as Speedemissions, Inc.) to acquire a building and lease such building to Emissions Testing to house an emissions testing station. Funds utilized to acquire the building were obtained from GCA Fund in the form of a promissory note payable (see Note 6). SE Testing subsequently formed Speedemissions, LLC, a dormant subsidiary.

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

Since GCA Fund had the controlling ownership interest in the premerger Emissions Testing and has the controlling ownership interest in the postmerger Speedemissions, Inc., there was no change in the control group. This fact, together with the nature of the relationship between GCA Fund, SE Testing and Speedemissions, LLC and the involvement of the president of SE Testing with Emissions Testing, indicates that the merger should be accounted for at historical cost, using the carryover basis of accounting, in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of Emissions Testing, SE Testing and Speedemissions, LLC combined as of and from January 1, 2001 as if the merger had occurred on that date.

Effective as of June 16, 2003, Speedemissions, Inc. (Speedemissions or the Company) entered into an acquisition agreement with SKTF Enterprises, Inc. (SKTF). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for 9,000,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF. Subsequent to the acquisition, GCA Fund owned 78% of the 10,000,000 shares of outstanding common stock of SKTF, the president of Speedemissions owned 6%, the other stockholders of Speedemissions owned 6% and the existing stockholders of SKTF owned 10% (see Note 9).

F - 7

SKTF was a development stage company that had not begun operations, thus, prior to acquisition, SKTF had no revenues and a minimal amount of assets and liabilities. For accounting purposes, Speedemissions is viewed as the acquiring entity and has accounted for the transaction as a reverse acquisition. The SEC staff’s accounting and reporting guidance indicates that the merger of a private operating company into a nonoperating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization.

The accumulated deficit of Speedemissions has been carried forward subsequent to the acquisition. Results of operations subsequent to the date of acquisition reflect the consolidated results of operations of Speedemissions and SKTF. Operations for periods prior to the acquisition reflect those of Speedemissions. Assets and liabilities of Speedemissions and SKTF have been consolidated at their historical cost carrying amounts at the date of acquisition.

In connection with the acquisition, Speedemissions agreed to pay an acquisition fee of $225,000 to V2R, LLC (V2R), an entity controlled by an existing minority stockholder of SKTF. Such amount is included in general and administrative expenses in the accompanying 2003 consolidated statement of operations. Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note (see Note 6). Additionally, Speedemissions agreed to issue a warrant (see Note 9) to V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share (see Note 9) and entered into a consulting agreement with V2R that, among other things, provides for a monthly consulting fee and provides for a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. Subsequent to December 31, 2003, this agreement was cancelled and replaced by a new agreement (see Note 10).

For SEC reporting purposes, Speedemissions has been treated as the continuing reporting entity that acquired a registrant, that is, as if Speedemissions were the legal successor to SKTF’s SEC reporting obligations as of the date of the acquisition.

Effective on September 5, 2003, SKTF Enterprises, Inc. changed its name to Speedemissions, Inc. For ease of reference, these notes and the accompanying consolidated financial statements continue to refer to “SKTF” and “Speedemissions” in the context of their legal names prior to the September 5, 2003 name change.

SKTF’s common stock is registered with the Securities and Exchange Commission (SEC) and is presently listed for trading on the over the counter bulletin board under the symbol “SPEM”; previously “SKTE”.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying consolidated financial statements include the accounts of Speedemissions and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying 2002 financial statements include the accounts of Emissions Testing, SE Testing and Speedemissions as discussed in Note 1.

F - 8

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing and operating vehicle emissions testing stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

As of December 31, 2003 and 2002, the Company operated five emissions testing stations, including two stations in the metropolitan Atlanta, Georgia area and three stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emissions test is limited to $25.00 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state is $6.95 per certificate and is shown separately in the accompanying consolidated statements of operations. Under current state of Texas law, the charge for an emissions test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state varies between approximately $8.00 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying consolidated statements of operations.

The Company requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At December 31, 2003 and 2002, the allowance for retest costs was insignificant.

Revenue from leases of emission testing equipment (see Note 8 – Lease Revenue) is recognized on a straight-line basis over the life of the leases.

F - 9

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. In December 2003, the SEC staff released Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which revises portions of SAB 101. The Company believes its revenue recognition policies comply with SAB 101 and SAB 104.

Methods of Depreciation and Amortization

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives, as follows: building, fifteen years; emission testing equipment, five years; and furniture, fixtures and office equipment, five years.

Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease terms or the estimated useful lives of the improvements.

Repair and maintenance costs are charged to expense as incurred. Gains or losses on disposals are reflected in operations.

Financing costs are deferred and amortized on a straight-line basis over the term of the related debt agreement.

Impairment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, no assets were impaired as of December 31, 2003 or 2002.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of assets and liabilities.

Pre-Opening Costs

The costs of start-up activities, including organization costs and new emission testing station openings, are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $11,584 in 2003 and $10,694 in 2002.

F - 10

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these accounts. Management believes the carrying amount of its long-term debt payable to stockholder approximates fair value, as it believes the Company would have to pay the same or similar interest rates to obtain similar debt instruments.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company does not utilize derivative financial instruments. The Company’s convertible debentures (see Note 6) are not considered to be derivatives because, pursuant to SFAS 133, the conversion option is indexed to the Company’s own common stock and a separate instrument with the same terms would be classified in stockholders’ deficit in the balance sheet.

Net Loss Per Share

The net loss per share computations for 2003 and 2002 reflect, respectively, 16,270,619 of SKTF outstanding common stock and 7,142,857 shares of Speedemissions outstanding common stock (see Note 1).

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of SKTF common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be antidilutive and are excluded from the computation of diluted loss per share.

The following table lists the number of shares of common stock, which could be issued related to all potentially dilutive securities as of December 31, 2003 and 2002:

	2003	2002
Convertible debentures	-	3,571,429
Options	430,000	-
Warrants	130,000	-

	560,000	3,571,429

The convertible debentures and warrant were exercisable into shares of Speedemissions common stock; however, on October 9, 2003 the various agreements were amended to provide for the exercise of the convertible debentures and warrant into shares of SKTF common stock. The options are exercisable into shares of SKTF common stock.

F - 11

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have a maturity of ninety days or less when purchased. At times, cash and cash equivalent balances may exceed federally insured amounts. The Company believes it mitigates risks by depositing cash and investing in cash equivalents with major financial institutions.

Regulatory Impact

The current and future demand for the Company’s services is substantially dependent upon federal, state, local and foreign legislation and regulations mandating air pollution controls and emissions testing. If any or all of these governmental agencies should change their positions or eliminate or revise their requirements related to air pollution controls and emissions testing (including a shift to centralized facilities versus decentralized facilities), the Company could experience a significant adverse impact on its financial position and results of operations.

Accounting for Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, in accounting for stock options and does not recognize compensation expense under the fair value provisions of SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under its plan consistent with the methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	2003	2002

Net loss, as reported	$(1,479,193)	$(608,880)

Deduct: total stock-based employee compensation expense
determined under the fair value method for all awards, net of
related tax effects	(4,480)	-

Pro forma net loss	$(1,483,673)	$(608,880)

Loss per share:
Basic and diluted , as reported	$(0.16)	$(0.09)
Basic and diluted, pro forma	$(0.16)	$(0.09)

The fair value of the options has been determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 5.00%; expected lives of 3 years; expected volatility of 3.50%; and no dividend yield.

F - 12

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity (SFAS 150), was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period subsequent to June 15, 2003. The effective date for certain provisions regarding mandatorily redeemable noncontrolling interests has been deferred indefinitely. The Company’s adoption of SFAS 150 has not had a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS 149 has not had a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS 146 has not had a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction (SFAS 145), was issued in April 2002. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company’s adoption of SFAS 145 has not had a significant impact on its consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in FIN 45 are currently effective; the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 has not had a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which was revised in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities, as defined in FIN 46; it applies to interest in special-purpose entities for periods ending after December 15, 2003. For interests in entities other than special-purpose entities, FIN 46 is applicable at various dates through 2004 and 2005. The Company does not expect FIN 46 to have a significant impact on its consolidated financial statements.

F - 13

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred net losses in 2003 and 2002 and had a deficit in working capital of $1,216,368 (including $915,000 in long-term debt payable to related parties) and a deficit in stockholders’ equity of $695,791 at December 31, 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

Note 4: Property and Equipment

Property and equipment at December 31, 2003 and 2002 were as follows:

	2003	2002

Land	$240,000	$240,000
Building	10,000	10,000
Emission testing equipment	316,841	316,841
Furniture, fixtures and office equipment	10,922	6,399
Leasehold improvements	155,708	111,826

	733,471	685,066
Less accumulated depreciation and amortization	224,219	127,660

	$509,252	$557,406

Depreciation and amortization expense associated with property and equipment totaled $95,963 in 2003 and $59,120 in 2002.

At December 31, 2003, approximately $86,000 of emission testing equipment represented equipment held for use in future emission testing stations.

F - 14

Note 5: Deferred Financing Costs

Deferred financing costs at December 31, 2003 and 2002 were as follows:

	2003	2002

Deferred financing costs	$145,500	$112,500
Less accumulated amortization	145,500	33,987

	$-	$78,513

Amortization expense associated with deferred financing costs totaled $60,486 in 2003 and $31,613 in 2002. In addition, the Company expensed unamortized deferred financing costs totaling $51,027 in 2003 upon the conversion of its convertible debentures.

F - 15

Note 6: Long-Term Debt Payable to Related Parties

Long-term debt payable to related parties at December 31, 2003 and 2002 was as follows:

             2003       2002
7% convertible debentures payable to GCA Fund issued pursuant to a securities purchase agreement dated May 2, 2002; interest payable quarterly; principal payable in single installments at the maturity dates; secured by certain assets of the Company pursuant to a security agreement dated June 11, 2003 (see below)	$-	$ 750,000
7% convertible debenture payable to GCA Fund issued pursuant to a securities purchase agreement dated April 24, 2001; interest payable quarterly; principal payable in single installment at the maturity date of April 24, 2003 (see below); secured by certain assets of the Company	-	250,000
$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of April 24, 2004; secured by certain assets of the Company	300,000	300,000
$225,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of April 24, 2004; secured by certain assets of the Company	225,000	225,000
$125,000 promissory note payable to V2R; interest (10% annually starting January 1, 2004) (face amount of note approximated the discounted amount at date of issuance) and principal payable in three installments at maturity dates of January 1, April 1 and June 1, 2004; secured by substantially all assets of the Company; subordinated to the security interests of GCA Fund	125,000	-
$265,000 promissory notes payable to an entity controlled by the Company’s president; interest (5% annually) and principal payable at maturity dates ranging from April 2004 through June 2004; unsecured	265,000	-

	915,000	1,525,000
Less current portion	-	775,000

	$915,000	$750,000

F - 16

On May 2, 2002, the Company entered into a securities purchase agreement (the 2002 agreement) with GCA Fund, pursuant to which GCA Fund agreed to purchase certain convertible debentures of the Company. The 2002 agreement contemplated the purchase by GCA Fund (on or before May 2, 2004) of up to an aggregate principal amount of $1,200,000 of 7% convertible debentures at a price equal to 100% of the principal amount. Subsequent to the issuance of the initial convertible debenture at a price of $300,000, the maximum amount of any one convertible debenture was $150,000. As of December 31, 2002, the Company had issued a total of $750,000 of convertible debentures under the 2002 agreement, with principal amounts and maturity dates as follows: $300,000 due May 2, 2004; $150,000 due July 16, 2004; $150,000 due September 30, 2004; and $150,000 due December 19, 2004. During 2003, the Company issued four additional convertible debentures, as follows: $150,000 due March 31, 2005; $100,000 due September 11, 2005; $150,000 due August 6, 2005; and $50,000 due November 27, 2005.

On April 24, 2001, the Company entered into a securities purchase agreement (the 2001 agreement) with GCA Fund, pursuant to which GCA Fund purchased a $250,000 7% convertible debenture of the Company at a price equal to 100% of the principal amount. The convertible debenture had an original maturity date of April 24, 2003 but was not repaid on that date. On September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004.

The debentures issued under the 2002 agreement and the 2001 agreement (together, the agreements) were convertible, at the option of GCA Fund, into shares of common stock of Speedemissions. The conversion price was equal to the lesser of (a) $0.28 or (b) 80% of the trading price of the common stock over a ten day period, as defined in the agreements. The conversion price was subject to adjustment in certain circumstances as outlined in the agreements. The Company and GCA Fund amended the agreements to provide for the conversion of the debentures into shares of SKTF common stock.

In the opinion of management, the fair value of the common stock of the Company on the issuance dates of each convertible debenture was less than or equal to the conversion price; thus, the convertible debentures did not contain beneficial conversion features. Furthermore, management believes that the value of the conversion feature in each convertible debenture was not significant and thus allocated no proceeds from the issuance of the convertible debentures to the conversion feature.

Under the agreements, the convertible debentures were redeemable, at the option of the Company, as long as there was no event of default, as defined. The redemption price was equal to the greater of 105% of the principal amount of all outstanding convertible debentures, plus accrued interest, or the number of shares of common stock into which the debentures are convertible times the average trading price of the common stock, as defined in the agreements. The redemption price was subject to adjustment in certain circumstances as outlined in the agreements.

Additionally, the convertible debentures were mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the agreements, including but not limited to a change in control or a financing event, as defined.

The agreements also contained provisions granting GCA Fund certain registration rights, including liquidating damages and other rights if certain provisions of the registration rights agreement are not adhered to by the Company; provisions limiting the conversion rights of GCA Fund under specified circumstances; and provisions containing financial and nonfinancial covenants to which the Company must adhere.

On December 18, 2003, the combined principal amount of $1,450,000 and accrued interest amount of approximately $135,000 outstanding under the agreements were converted into 5,670,619 shares of the Company's common stock at an exchange rate of $0.28 per common share.

F - 17

Under the 2002 agreement, the Company was subject to a commitment fee of 1% of any portion of the commitment not used; if the Company cancelled any unused portion of the commitment, it was subject to a commitment fee of 1% of the cancelled amount. However, since the full face value of the debenture was drawn by the Company, there is no commitment fee obligation. Also, the Company was generally required to pay a broker fee equal to a specified percentage of each convertible debenture to an affiliate of GCA Fund; amounts incurred under this requirement totaled $18,000 in 2003 and $90,000 in 2002. These amounts were being amortized as financing costs over the lives of the respective debentures through the date of the conversion, at which time the unamortized portion of approximately $51,000 was expensed.

The $300,000 and $225,000 promissory notes payable are mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreements, including but not limited to a change in control, as defined. The promissory note payable agreements contain certain financial and nonfinancial covenants to which the Company must adhere. Under the $225,000 promissory note payable agreement, the Company was required to pay an investment advisor fee of $22,500 to an affiliate of GCA Fund in 2001. Such amount was fully amortized at December 31, 2003.

At December 31, 2003, the Company had made no interest payments to GCA Fund and thus was not in compliance with the applicable interest payment provisions of the securities purchase agreements or the promissory note payable agreements; however, the Company obtained a waiver from GCA Fund regarding such noncompliance.

Note 7: Income Taxes

As of December 31, 2003, the Company had net operating loss (NOL) carryforwards of approximately $3,175,000 that may be used to offset future taxable income. If not utilized, the NOL carryforwards will expire at various dates through 2023.

Differences between the income tax benefit reported in the statements of operations for 2003 and 2002 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2003	2002
Expected rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	-%	-%

Noncurrent deferred income tax assets at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Net operating loss carryforwards	$1,200,000	$675,000
Less valuation allowance	(1,200,000)	(675,000)

Net deferred tax asset	$-	$-

F - 18

A valuation allowance was established for the tax benefit of the NOL carryforwards for which realization was not considered more likely than not. At December 31, 2003 and 2002, the valuation allowance was adjusted such that no net deferred tax assets were recognized. The valuation allowance totaled $453,000 at December 31, 2001.

Note 8: Leasing Activities

Operating Leases

The Company leases office space and land and buildings for certain of its emission testing stations. The leases generally require that the Company pay taxes, maintenance and insurance. The leases for the emission testing stations are renewable, at the option of the Company, for specified periods. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain of the leases have been personally guaranteed by the president of the Company.

Certain of the above leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2003, the excess of rent expense over cash payments was approximately $13,000. Such amount is included in accounts payable and accrued liabilities in the accompanying 2003 consolidated balance sheet. At December 31, 2002, the excess of rent expense over cash payments was not significant.

Future minimum rental payments required under the noncancelable operating leases were as follows at December 31, 2003:

Year Ending December 31

2004	$117,990
2005	83,242
2006	66,528
2007	33,542

$301,302

Rent expense under all operating leases totaled $167,457 in 2003 and $77,776 in 2002.

Lease Revenue

The Company leased certain emission testing equipment to an unrelated party under an operating lease, which expired in February 2003. At December 31, 2002, such equipment had a cost of $21,000. The equipment had accumulated depreciation of $10,500 at December 31, 2002. The equipment is included in property and equipment on the accompanying consolidated 2002 balance sheet. The Company is depreciating the equipment on a straight-line basis over its estimated useful life of five years.

F - 19

Note 9: Equity

SKTF

Preferred Stock

SKTF is authorized to issue 5,000,000 shares of $.001 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

SKTF is authorized to issue 100,000,000 shares of $.001 par value common stock, of which 16,270,619 shares were issued and outstanding as of December 31, 2003 (see Note 1).

Stock Issued for Services

In 2003, SKTF issued stock in exchange for legal and consulting services rendered in the form of 600,000 shares of common stock. Of such amount, 300,000 shares were issued to The Lebrecht Group, APLC, an existing minority stockholder, and 300,000 shares were issued to designees of V2R. The shares were issued at no cost to the recipients and the Company recognized approximately $120,000 in general and administrative expense related to the issuance.

Stock Option Plan

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 1,000,000 shares of common stock have been reserved for issuance under the plan.

On October 2, 2003 the Company issued options to purchase up to 400,000 shares of SKTF common stock at an exercise price of $2.00 per share. No stock-based employee compensation cost was recorded related to these options as the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. Since the options were cancelled and reissued without allowing a six-month period to elapse, the 400,000 options granted on December 19, 2003 have been reclassified as variable rather than fixed stock options. The accounting treatment for variable stock options requires that compensation expense be calculated at each reporting date based on the change in intrinsic value since the last reporting date. This treatment is required until the options are exercised, forfeited or they expire. In accordance with this requirement the Company recorded $5,360 in compensation expense during 2003.

On December 19, 2003, the Company granted 30,000 options to its directors for services provided with an exercise price of $.25 per share and an expiration date of December 18, 2013. All of the 30,000 options vested immediately. No stock-based employee compensation cost has been recorded in the accompanying 2003 consolidated statement of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

F - 20

As of December 31, 2003, options to purchase a total of 430,000 shares had been granted under this plan and options to purchase 130,000 shares were exercisable. The weighted-average remaining contractual life in years was 9.97 at December 31, 2003.

Speedemissions

Preferred Stock

Speedemissions is authorized to issue 10,000,000 shares of $.01 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

Speedemissions is authorized to issue 40,000,000 shares of $0.01 par value common stock, of which 7,142,857 shares were issued and outstanding as of December 31, 2002. Subsequent to the reverse acquisition effective as of June 16, 2003 (see Note 1), all such shares are held by SKTF.

Speedemissions had reserved 10,000,000 shares of common stock for issuance to GCA Fund upon conversion of the convertible debentures issued to GCA Fund pursuant to the 2002 agreement (see Note 6). Effective with the June 16, 2003 reverse acquisition with SKTF, this conversion obligation was assumed by SKTF and accordingly 5,670,619 of SKTF common stock was issued in the December 18, 2003 debenture conversion (see Note 6).

Stock Option Plan

In December 2000, the Company adopted the Emissions Testing, Inc. 2000 Stock Option Plan (the 2000 stock option plan). The plan permitted the issuance of incentive stock options, options other than incentive stock options, reload options, restricted shares of common stock and stock appreciation rights. No options or other instruments were granted under the 2000 stock option plan; upon the March 19, 2002 merger discussed in Note 1, the 2000 stock option plan was terminated.

Warrant

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions agreed to issue a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. Speedemissions did not assign a value to the warrant upon issuance as the value was deemed immaterial.

Of the total shares subject to the warrant, 25,000 shares were exercisable upon execution of the agreement effective June 16, 2003. The remaining shares are exercisable based on the achievement of certain milestones by V2R in raising additional equity capital for Speedemissions. As of December 31, 2003, 25,000 shares were exercisable and no shares had been exercised under the warrant.

F - 21

The warrant has a net exercise provision and contains, among other things, antidilution provisions and registration rights. Additionally, if Speedemissions has not closed on an initial public offering by February 11, 2006, Speedemissions is required to redeem the warrant at a price equal to $1.50 times the number of exercisable shares. On October 9, 2003, the warrant was amended to provide for the exercise of the warrant in exchange for shares of SKTF common stock; the terms of such exercise are identical to the previous exercise terms.

Note 10: Consulting Agreements

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Speedemissions also has a note payable to the entity (see Note 6) and has issued a warrant to the entity (see Note 9).

Pursuant to the consulting agreement, Speedemissions agreed to pay V2R a consulting fee of $8,334 per month, effective June 1, 2003. Additionally, Speedemissions agreed to pay the entity a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. The agreement has a thirty-six month term, which term relies on the ability of Speedemissions to raise additional capital, and will automatically renew for successive twelve-month periods unless terminated by either party. If Speedemissions terminates the agreement, it will nevertheless be subject to a minimum consulting fee of $150,000. During the year ended December 31, 2003, the Company paid a total of approximately $44,000 under the consulting agreement. Approximately $18,300 of this amount was accrued and payable as of December 31, 2003.

Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continues for 30 months at a consulting fee of $8,334 per month. The new agreement grants V2R warrants to purchase 100,000 shares of the Company's common stock at $0.25 per share. The warrants vest in two increments of 50,000 on January 1, 2005 and 2006, respectively. The Company plans to recognize consulting services expense associated with the warrants in accordance with SFAS 123. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. The Lehman Formula calculation assigns, respectively, 5%, 4%, 3% and 2% fees to the first and each succeeding $1,000,000 increment of transaction value. Any transaction value greater than $4,000,000 uses 1% for purposes of fee calculation.

Effective December 1, 2003 , the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. The Company will issue a total of 450,000 shares of its common stock over the term of this agreement. As of December 31, 2003, no shares had been issued under the agreement. During 2003, the Company recognized $18,750 in general and administrative expenses related to this agreement.

Note 11: Contingencies

The Company is involved in various proceedings and litigation arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results or operations.

F - 22

Note 12: Subsequent Events

On January 5, 2004, the Company granted 55,000 stock options to three of its employees. All of the options carried an exercise price of $.40, vested as of the date of the grant and expire January 4, 2014.

On January 7, 2004, the Company issued 180,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 10).

On January 18, 2004, the Company and GCA Fund agreed to convert the principal amount of the $225,000 promissory note (see Note 6) and accrued interest amount of approximately $55,000 outstanding into 1,001,560 shares of the Company's common stock at an exchange rate of $0.28 per common share.

On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the Preferred Stock) and 2,500,000 common stock purchase warrants (the Warrants) to GCA Strategic Investment Fund Limited, an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000.

The Preferred Stock pays a dividend of 7% per annum, and each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock, or 2,500,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.25 per share of common stock to be acquired upon exercise.

On January 21, 2004, the Company completed the acquisition of all of the assets of the businesses known and operated as Procam Emissions and Georgia Emissions (the Acquired Assets). The Acquired Assets constitute all of the business assets of five emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

In exchange for the Acquired Assets, the Company paid the purchase price of $1,250,000 in cash (the Purchase Price) to the sellers, NRH Enterprises, Inc. and Holbrook Texaco, Inc. (each a Seller and collectively the Sellers). The Sellers are unrelated parties to the Company and its affiliates. The Purchase Price was paid in cash by the Company using funds raised in its recent private placement of $2,500,000.

On January 30, 2004, the Company completed the acquisition of all of the assets of the businesses known and operated as $20 Emission (the $20 Acquired Assets). The $20 Acquired Assets constitute all of the business assets of seven emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

In exchange for the $20 Acquired Assets, the Company paid the purchase price of $1,000,000 in cash (the Cash Purchase Amount) and issued an aggregate of 956,318 shares of Company common stock (the Stock Purchase Shares and, together with the Cash Purchase Amount, the Purchase Price) to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron (each a Seller and collectively the Sellers), and the Sellers designee. The Cash Purchase Amount and 622,985 of the Stock Purchase Shares were paid to the Sellers’ lender, Global Capital Funding Group, LP (Global), who is an affiliate of the Company and Kenneth Cameron is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emission. The Cash Purchase Amount was paid in cash by the Company using funds raised in its recent private placement of $2,500,000.

F - 23

After taking into consideration the acquisitions mentioned above, the Company operated sixteen emissions testing stations in the Atlanta, Georgia and Houston, Texas metropolitan areas as of February 20, 2004.

During January 2003, through an entity controlled by the president of the Company, proceeds of $50,000 were received by the Company under three separate promissory notes which carry interest at 5% and are due to be repaid between June 30 and July 28, 2004.

On February 18, 2004, in accordance with authorization by the board of directors on January 21, 2004, the Company issued 900,000 warrants to purchase shares of the Company's common stock to its president. Each warrant entitles the president to purchase one share of common stock. The exercise price for 450,000 of the warrants is $0.75, with the remaining 450,000 having an exercise price of $1.05. Each of the two separately priced warrant issues expire on February 17, 2009 and each vest 150,000 warrants as immediately exercisable with the remaining 300,000 vesting in two equal parts of 150,000 warrants on January 1, 2005 and January 1, 2006.

Subsequent to December 31, 2003, the Company offered for sale to qualified investors 1,000,000 security units. Each security unit consisted of two shares of the Company's common stock and a warrant to purchase a share of the Company's common stock at the closing bid price for the Company's common stock on the subscription date. The Company is to receive $.50 for each unit subscribed. The Company has received subscriptions for 855,000 units, which represents $427,500 in proceeds to the Company, less consulting fees of approximately $21,000. All amounts subscribed have been collected by the Company. Upon completion of these subscriptions the Company will issue a total of 1,710,000 shares of its common stock and 855,000 warrants. The Company does not anticipate receiving more subscriptions and considers this offering closed.

* * * * *

F - 24