Form 10QSB
period 2004-03-31
SPEEDEMISSIONS INC
filed 2004-05-17
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code (770) 306-7667

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 10, 2004, there were 20,536,937 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes         No

Speedemissionsm Inc.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Balance Sheet
March 31, 2004

(Unaudited)

Assets

Current assets:
Cash	$69,606
Other current assets	246,419

Total current assets	316,025

Property and equipment, at cost less accumulated
depreciation and amortization	1,018,657

Goodwill	1,820,924

Other assets	35,281

$3,190,887

Liabilities and Stockholders’ Equity

Current liabilities:

Debt payable to related parties	$698,334
Accrued interest on debt payable to related parties	88,148
Current portion of capital lease obligation	56,150
Accounts payable and accrued liabilities	211,628

Total current liabilities	1,054,260

Capital lease obligation, less current portion	58,978

4

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, 2,500 shares issued or outstanding	3
Common stock, $.001 par value, 100,000,000 shares
authorized, 20,446,937 shares issued and outstanding	20,447
Additional paid-in capital	7,206,380
Accumulated deficit	(5,149,181)

Total stockholders’ equity	2,077,649

$3,190,887

    See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003

(Unaudited)
	2004	2003

Revenue	$618,397	$164,120

Costs and expenses:
Cost of emissions certificates	185,408	45,399
General and administrative expenses	1,652,556	231,431

Loss from operations	(1,219,567)	(112,710)
Interest expense	18,931	33,437

Loss before income tax benefit	(1,238,498)	(146,147)
Income tax benefit	-	-

Net loss	$(1,238,498)	$(146,147)

Basic and diluted net loss per share	$(0.07)	$(0.02)

Weighted average shares outstanding, basic and diluted	19,051,118	7,142,857

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net loss	$(1,238,498)	$(146,147)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	52,497	37,824
Stock issuance expense	818,077	-
Stock issued for services	96,300	-
Stock option expenses	46,909	-
Changes in assets and liabilities:
Other current assets	(133,521)	7,068
Other assets	(23,956)	(1,551)
Accrued interest on debt payable to related parties	16,015	30,625
Accounts payable and accrued liabilities	65,913	813

Net cash used in operating activities	(300,264)	(71,368)

Cash flows from investing activities:
Acquisition of businesses	(2,251,000)	-
Net purchases of property and equipment	(58,195)	(18,051)

Net cash used in investing activities	(2,309,195)	(18,051)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to
related party	2,500,000	-
Proceeds from issuance of common stock and warrants	427,500	-
Proceeds from promissory note payable to related party	50,000	-
Payments on promissory notes	(41,666)	-
Financing costs	(266,000)	-

Net cash provided by financing activities	2,669,834	-

Net increase (decrease) in cash	60,375	(89,419)

Cash at beginning of period	9,231	136,806

Cash at end of period	$69,606	$47,387

    See accompanying notes to condensed consolidated financial statements.

7

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

In the quarter ended March 31, 2004, $225,000 of promissory notes plus accrued interest of approximately $55,000 was converted into 1,100,000 shares of Speedemissions, Inc. common stock.

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)
Notes to Condensed Consolidated Financial Statements

March 31, 2004
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

In March 2001, the president of Emissions Testing formed, and was the sole stockholder in, SE Testing, Inc. (SE Testing) (initially known as Speedemissions, Inc.) to acquire a building and lease such building to Emissions Testing to house an emission testing station. Funds utilized to acquire the building were obtained from GCA Fund in the form of a promissory note payable (see Note 5). SE Testing subsequently formed Speedemissions, LLC, a dormant subsidiary.

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

Effective as of June 16, 2003, Speedemissions, Inc. (Speedemissions or the Company) entered into an acquisition agreement with SKTF Enterprises, Inc. (SKTF). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for 9,000,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF. Subsequent to the acquisition, GCA Fund owned 78% of the 10,000,000 shares of outstanding common stock of SKTF, the president of Speedemissions owned 6%, the other stockholders of Speedemissions owned 6% and the existing stockholders of SKTF owned 10% (see Note 6).

SKTF was a development stage company that had not begun operations, thus SKTF had no revenues. SKTF had a minimal amount of assets and liabilities. For accounting purposes, Speedemissions was viewed as the acquiring entity and had accounted for the transaction as a reverse acquisition. The SEC staff’s accounting and reporting guidance indicates that the merger of a private operating company into a nonoperating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization.

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

In connection with the acquisition, Speedemissions agreed to pay an acquisition fee of $225,000 to V2R, LLC (V2R), an entity controlled by an existing minority stockholder of SKTF. Such amount is included in general and administrative expenses in the 2003 consolidated statement of operations. Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note (see Note 5). Additionally, Speedemissions agreed to issue a warrant (see Note 6) to V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share (see Note 6) and entered into a consulting agreement with V2R that, among other things, provides for a monthly consulting fee and provides for a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. During the quarter ended March 31, 2004, this agreement was cancelled and replaced by a new agreement (see Note 8).

For SEC reporting purposes, Speedemissions is treated as the continuing reporting entity that acquired a registrant, that is, as if Speedemissions were the legal successor to SKTF’s SEC reporting obligations as of the date of the acquisition.

Effective on September 5, 2003, SKTF Enterprises, Inc. changed its name to Speedemissions, Inc. For ease of reference, these notes and the accompanying condensed consolidated financial statements continue to refer to “SKTF” and “Speedemissions” in the context of their legal names prior to the September 5, 2003 name change.

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

In exchange for the Acquired Assets, the Company paid the purchase price of $1,250,000 in cash (the Purchase Price) to the sellers, NRH Enterprises, Inc. and Holbrook Texaco, Inc. (each a Seller and collectively the Sellers). The Sellers are unrelated parties to the Company and its affiliates. The Purchase Price was paid in cash by the Company using funds raised in its private placement of $2,500,000.

On January 30, 2004, the Company completed the acquisition of all of the assets of the business known and operated as $20 Emission (the $20 Acquired Assets). The $20 Acquired Assets constitute all of the business assets of seven emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

In exchange for the $20 Acquired Assets, the Company paid the purchase price of $1,001,000 in cash (the Cash Purchase Amount) and issued an aggregate of 956,318 shares of Company common stock (the Stock Purchase Shares and, together with the Cash Purchase Amount, the Purchase Price) to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron (each a Seller and collectively the Sellers), and the Sellers’ designee. The Cash Purchase Amount and 622,985 of the Stock Purchase Shares were paid to the Sellers’ lender, Global Capital Funding Group, LP (Global), who is an affiliate of the Company and Kenneth Cameron is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emission. The Cash Purchase Amount was paid in cash by the Company using funds raised in its private placement of $2,500,000.

As a result of the acquisitions mentioned above, the Company increased its number of emissions testing stations from five to seventeen as of March 31, 2004.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim condensed consolidated financial statements should be read in conjunction with SKTF’s 2002 and 2001 financial statements and notes thereto included in SKTF’s annual report on Form 10-KSB for the year ended December 31, 2002 and Speedemissions’ 2003 and 2002 financial statements and notes thereto included in Speedemission’s annual report on Form 10-KSB for the year ended December 31, 2003.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing and operating vehicle emission testing stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emission testing as a method of improving air quality.

As of March 31, 2004, the Company operated seventeen emissions testing stations, including fourteen stations in the metropolitan Atlanta, Georgia area and three stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emission test is limited to a $25.00 maximum charge per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state is approximately $6.95 per certificate and is shown separately in the accompanying condensed consolidated statements of operations. Under current state of Texas law, the charge for an emission test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state varies between approximately $8.00 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying condensed consolidated statements of operations. In some cases, in response to competitive situations, the Company has charged less than the statutory maximum revenue charges allowed.

The Company generally requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At March 31, 2004, the allowance for retest costs was insignificant.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these accounts. Management believes the carrying amounts of its debt payable to related parties and capital lease obligation approximate fair value, as it believes the Company would have to pay the same or similar interest rates to obtain similar debt instruments.

Accounting for Business Combinations

Statement of Financial Accounting Standards No 141, Business Combinations (SFAS 141), prescribes the accounting for all business combinations by, among other things, requiring the use of the purchase method of accounting. SFAS 141 was effective for the Company for business combinations consummated after June 30, 2001.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill and intangible assets. In accordance with SFAS 142, goodwill and certain intangible assets deemed to have an indefinite useful life are not amortized but tested for impairment upon adoption of SFAS 142 (January 1, 2002 for the Company) and annually thereafter and whenever an impairment indicator arises.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of March 31, 2004.

Net Loss Per Share

The net loss per share computations for 2004 and 2003 reflect the weighted average shares of outstanding common stock (see Note 6).

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

The following table lists the number of shares of common stock, which could be issued related to all potentially dilutive securities as of March 31, 2004:

Convertible preferred stock	2,500,000
Warrants	4,385,000
Options	455,000
Consulting agreement	90,000

7,430,000

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

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Stock-based employee compensation cost has been reflected in net loss in the accompanying condensed consolidated statements of operations, for the 400,000 options classified as variable stock options granted had an exercise price less than the market value of the underlying common stock on the date of grant (see Note 10). The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003

Net loss, as reported	$(1,238,498)	$(146,147)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28,145	-

Pro forma net loss	$(1,210,353)	$(146,147)

Loss per share:

Basic and diluted – as reported	$(0.07)	$(0.02)

Basic and diluted – pro forma	$(0.06)	$(0.02)

Recently Issued Accounting Standard

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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $1,238,498 in the three month period ended March 31, 2004 and had a deficit in working capital of $738,235 at March 31, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

Note 4: Goodwill

As discussed in Note 1, the Company made two acquisitions during January 2004. The acquisition of the assets of Holbrook Texaco, Inc. and NRH Enterprises, Inc. (Holbrook) resulted in the recording of goodwill of $1,053,164. The acquisition of the assets of Twenty Dollar Emission, Inc. ($20 Emissions) resulted in the recording of goodwill of $767,760. The following table provides details of the acquisitions:

	$20
	Emissions	Holbrook

Assets acquired and expense incurred

Property and equipment	$335,596	$167,012
Goodwill	767,760	1,053,164
Acquisition expenses	559,514	-
Current assets	42,469	29,824
Other assets	10,530	-

	1,715,869	1,250,000

Purchase price
Cash	$1,001,000	$1,250,000
Common stock	573,790	-
Capital lease obligation	124,166	-
Accrued expenses	16,913	-

	1,715,869	1,250,000

The Company made the above acquisitions to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per store by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of these acquisitions. In the opinion of the Company management, the goodwill recognized as a result of these acquisitions will be fully deductible for tax purposes.

Note 5: Debt Payable to Related Parties

Debt payable to related parties of Speedemissions at March 31, 2004 was as follows:

$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of October 24, 2004 (see below); secured by certain assets of the Company	$300,000

$125,000 promissory note payable to V2R; interest (10% annually starting January 1, 2004) (face amount of note approximated the discounted amount at date of issuance) and principal payable in three installments at maturity dates of January 1, April 1 and June 1, 2004 (see below); secured by substantially all assets of the Company; subordinated to the security interests of GCA Fund	83,334

$315,000 promissory notes payable to an entity controlled by the Company’s president; interest (5% annually) and principal payable at maturity dates ranging from April 2004 through June 2004; unsecured	315,000

Less current portion	698,334
$-

Principal maturities on debt at March 31, 2004 were as follows:

Year Ending March 31,

2004	$698,334

$698,334

The $300,000 promissory note payable is mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreements, including but not limited to a change in control, as defined.

The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004.

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of $87,119 as of May 10, 2004.

During the quarter ended December 31, 2003, the president and chief executive officer of the Company advanced the Company $265,000 on several unsecured promissory notes. During the quarter ended March 31, 2004, the president and chief executive officer of the Company advanced the Company an additional $50,000 under the several promissory notes, raising the total advanced under the promissory note to $315,000.The notes are due and payable in 180 days, from their respective date of issuance and carry interest at 5%.

As of December 31, 2003, the Company had a $225,000 promissory note payable to GCA Fund with terms of: interest payable quarterly at 10%, principal payable in a single installment at maturity date of April 24, 2004 and secured by certain assets of the Company. On January 18, 2004, the Company and GCA Fund agreed to convert the principal amount of the $225,000 promissory note and accrued interest amount of approximately $55,000 outstanding into 1,100,000 shares of the Company’s common stock representing an exchange rate of $0.25 per common share. As a result of the conversion, the Company recorded an expense of approximately $231,000 during the quarter ended March 31, 2004. The expense was recorded as a result of the difference between the $0.25 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

Note 6: Equity

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

Common Stock

SKTF is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 20,446,937 shares were issued and outstanding as of March 31, 2004. As of March 31, 2003, SKTF had 6,044,750 shares of common stock issued and outstanding, as reported in its quarterly report on Form 10-QSB for the quarter ended March 31, 2003. Effective as of June 16, 2003, the closing date of the reverse acquisition (see Note 1), SKTF redeemed 5,044,750 shares at a cost of approximately $500 and issued 9,000,000 shares of common stock to the stockholders of Speedemissions (see Note 1). As a result, SKTF had 10,000,000 shares of common stock issued and outstanding as of June 16, 2003.

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

On December 18, 2003, the combined principal amount of $1,450,000 and accrued interest amount of approximately $135,000 outstanding under the convertible debt agreements were converted into 5,670,619 shares of the Company's common stock at an exchange rate of $0.28 per common share.

On January 7, 2004, the Company issued 180,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 8).

On January 18, 2004, the Company and GCA Fund agreed to convert the principal amount of the $225,000 promissory note (see Note 5) and accrued interest amount of approximately $55,000 outstanding into 1,100,000 shares of the Company’s common stock at an exchange rate of $0.25 per common share. As a result of the conversion, the Company recorded an expense of approximately $231,000 during the quarter ended March 31, 2004. The expense was recorded as a result of the difference between the $0.25 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

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

The Preferred Stock pays a dividend of 7% per annum, and each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock, or 2,500,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.25 per share of common stock to be acquired upon exercise. The Company did not assign a value to the warrants upon issuance as the value was deemed immaterial.

On January 30, 2004, the Company completed the acquisition of all of the assets of the businesses known and operated as $20 Emission (the $20 Acquired Assets). The $20 Acquired Assets constitute all of the business assets of seven emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

In exchange for the $20 Acquired Assets, the Company paid the purchase price of $1,001,000 in cash (the Cash Purchase Amount) and issued an aggregate of 956,318 shares of Company common stock (the Stock Purchase Shares and, together with the Cash Purchase Amount, the Purchase Price) to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron (each a Seller and collectively the Sellers), and the Sellers designee. The Cash Purchase Amount and 622,985 of the Stock Purchase Shares were paid to the Sellers’ lender, Global Capital Funding Group, LP (Global), who is an affiliate of the Company and Kenneth Cameron is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emission. The Cash Purchase Amount was paid in cash by the Company using funds raised in its private placement of $2,500,000.

On February 18, 2004, in accordance with authorization by the board of directors on January 21, 2004, the Company issued 900,000 warrants to purchase shares of the Company’s common stock to its president. Each warrant entitles the president to purchase one share of common stock. The exercise price for 450,000 of the warrants is $0.75, with the remaining 450,000 having an exercise price of $1.05. Each of the two separately priced warrant issues expire on February 17, 2009 and each vest 150,000 warrants as immediately exercisable with the remaining 300,000 vesting in two equal parts of 150,000 warrants on January 1, 2005 and January 1, 2006. The Company did not assign a value to the warrants upon issuance as the value was deemed immaterial.

On February 25, 2004, the Company issued 50,000 shares of its common stock in payment of legal services rendered.

On March 9, 2004, the Company issued 180,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 8).

During the quarter ended March 31, 2004, the Company sold to qualified investors 855,000 security units. Each security unit consisted of two shares of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at the closing bid price for the Company’s common stock on the subscription date. The Company received $.50 for each unit subscribed. The Company received subscriptions for 855,000 units, which represents $427,500 in proceeds to the Company, less consulting fees of approximately $21,000. All amounts subscribed were collected by the Company as of March 31, 2004. Upon completion of these subscriptions the Company issued a total of 1,710,000 shares of its common stock and 855,000 warrants. The Company does not anticipate receiving more subscriptions and considers this offering closed. The Company did not assign a value to the warrants upon issuance as the value was deemed immaterial.

Speedemissions

Preferred Stock

Speedemissions is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

Speedemissions is authorized to issue 40,000,000 shares of $0.01 par value common stock, of which 7,142,857 shares were issued and outstanding as of March 31, 2004. All such shares are held by SKTF.

Warrant

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. Speedemissions did not assign a value to the warrant upon issuance as the value was deemed immaterial.

Of the total shares subject to the warrant, 25,000 shares were exercisable upon execution of the agreement effective June 16, 2003. The remaining shares are exercisable based on the achievement of certain milestones by V2R in raising additional equity capital for Speedemissions. As of March 31, 2004, 25,000 shares were exercisable and no shares had been exercised under the warrant.

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

Note 7: Income Taxes

As of December 31, 2003, Speedemissions had net operating loss (NOL) carryforwards of approximately $3,175,000 that may be used to offset future taxable income. The NOL carryforwards will expire at various dates through 2023.

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying condensed consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

Note 8: Commitments

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Speedemissions also has a note payable to V2R (see Note 5) and has issued a warrant to V2R (see Note 6).

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

Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continues for 30 months at a consulting fee of $8,334 per month. The new agreement grants V2R warrants to purchase 100,000 shares of the Company’s common stock at $0.25 per share. The warrants vest in two increments of 50,000 on January 1, 2005 and 2006, respectively. The Company plans to recognize consulting services expense associated with the warrants in accordance with SFAS 123. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. The Lehman Formula calculation assigns, respectively, 5%, 4%, 3% and 2% fees to the first and each succeeding $1,000,000 increment of transaction value. Any transaction value greater than $4,000,000 uses 1% for purposes of fee calculation.

Effective September 15, 2003, the Company entered into a three-year employment agreement with its president and chief executive officer. Under the terms of the agreement, the president will receive a salary of $180,000 per year, plus an automobile and expense allowance, and will be eligible for quarterly bonuses as set forth in the agreement. In addition, the president was granted options to purchase up to 400,000 shares of SKTF common stock at an exercise price of $2.00 per share. These options were cancelled and re-issued with an exercise price of $0.25 per share on December 19, 2003. The agreement may be terminated by the Company for cause, in which case the president would not be entitled to severance compensation, or without cause, in which case the president would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination.

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. The Company will issue a total of 450,000 shares of its common stock over the term of this agreement. As of December 31, 2003, no shares had been issued under the agreement. During 2003, the Company recognized $18,750 in general and administrative expenses related to this agreement. On January 7, 2004 and March 9, 2004, the Company issued a total of 360,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 6). During the quarter ended March 31, 2004, the Company recognized $96,300 in general and administrative expenses related to this agreement.

Note 9: Contingencies

The Company is involved in various proceedings and litigation arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results or operations.

Note 10: Stock Options

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

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. Since the options were cancelled and reissued without allowing a six-month period to elapse, the 400,000 options granted on December 19, 2003 have been reclassified as variable rather than fixed stock options. The accounting treatment for variable stock options requires that compensation expense be calculated at each reporting date based on the change in intrinsic value since the last reporting date. This treatment is required until the options are exercised, forfeited or they expire. In accordance with this requirement the Company recorded $5,360 in compensation expense during 2003 and $46,909 during the quarter ended March 31, 2004.

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

On January 5, 2004, the Company granted 55,000 stock options to three of its employees. All of the options carried an exercise price of $.40, vested as of the date of the grant and expire January 4, 2014. No stock-based employee compensation cost has been recorded in the accompanying condensed consolidated statement of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

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

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, intense competition in the emissions testing industry, seasonality of quarterly results, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

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

We want to grow. We have recently completed two acquisitions, which added 12 testing centers. Those acquisitions were completed after December 31, 2003, and thus are not included in the financial statements included with this Quarterly Report for periods prior to December 31, 2003. We intend to close more acquisitions, and to continue to open company-owned stations, throughout 2004.

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

The following analysis compares the results of operations for the three-month period ended March 31, 2004 to the comparable period ended March 31, 2003.

Results of Operations

Introduction

Our operations reflect a significantly different company in 2004 versus 2003. At the beginning of 2003 we were a privately held company operating two emissions testing stations in Georgia and three emissions testing stations in Texas. During January 2004 we made two acquisitions which resulted in the addition of twelve emissions testing stations in Georgia. As a result, our operating expenses and revenues during the quarter ended March 31, 2004 were significantly greater than the quarter ended March 31, 2003.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the quarter ended March 31, 2004 as compared to the quarters ended March 31, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended	Percentage		Quarter Ended
	March 31, 2004	March 31, 2003	Change		December 31, 2003

Revenue	$618,397	$164,120	277%	$	$ 145,213
Cost of Emission Certificates	185,408	45,399	308%		43,115
General & Administrative Expenses	1,652,556	231,431	614%		600,237

Loss from Operations	$(1,219,567)	$(112,710)	982%		$(498,139)

Our revenues increased in 2004 because of the twelve stations we acquired via acquisition during January 2004. For the fourth quarter of 2003, our average per-station revenue was $29,000, compared to over $36,000 for the first quarter of 2004, an increase of over $7,000 per station. Our cost of emission certificates increased in 2004 because of the twelve stations we acquired, but our cost of emission certificates remained at approximately 30% of revenue for all periods.

Our general and administrative expenses during the quarter ended March 31, 2004 were $1,652,556, an increase of $1,421,125, or 614% as compared to the quarter ended March 31, 2004. The primary causes of the increased expenses were as follows:

Excess of purchase price over fair market value of assets purchased	$559,514
Increased legal, accounting and consulting expenses due to acquisitions and public company issues	258,470
Discount from market price on 1,100,000 common shares issued in debt conversion	231,000
Increased wages and rent expense associated with twelve acquired emissions testing stations	155,443
Compensation expense associated with 400,000 variable stock options	46,909

$1,251,336

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the quarter ended March 31, 2004 as compared to the quarters ended March 31, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended	Percentage		Quarter Ended
	March 31, 2004	March 31, 2003	Change		December 31, 2003

Interest Expense	$18,931	$33,437	(43)%	$	$ 33,606
Income Tax Benefit	-	-	-		-
Net Loss	(1,238,498)	(146,147)	747%		(531,745)

Basic and Diluted Loss per Share	(0.07)	(0.02)	250%		(0.05)

Our interest expense during the quarter ended March 31, 2004 was $18,931, a $14,506, or 43% decrease compared to $33,437 for the quarter ended March 31, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003 and January 2004, respectively.

During the quarter ended March 31, 2004, we had a net loss of $1,238,498 or $0.07 per weighted-average share. During the quarter ended March 31, 2003, we reported a net loss of $146,147 or $0.02 per weighted-average share. The $1,092,351 increase in net loss for the quarter ended March 31, 2004 was primarily due to increased costs related to stock, capital raise and acquisition transactions, as detailed above, partially offset by an increase of $314,268 in revenue less cost of emission certificates, due to the acquisition of new stores, for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Liquidity and Capital Resources

Introduction

During the quarter ended March 31, 2004, we did not generate positive operating cash flows. As the acquisitions described above are assimilated, and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2004. Therefore, during the quarter ended March 31, 2004, we raised $427,500 from the sale of common stock and warrants, the proceeds of which were used for working capital expenses. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the second quarter of 2004 from the sale of our equity securities, although the terms of this offering have not been determined.

Our two acquisitions were funded from the private placement of $2,500,000 of our Series A Convertible Preferred Stock and warrants to GCA Strategic Investment Fund Limited, an existing affiliate shareholder.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2004 as compared to December 31, 2003 were:

	As of	As of
	March 31,	December 31,
	2004	2003	Change

Cash	$69,606	$9,231	$60,375
Total current assets	316,025	27,629	288,396
Total assets	3,190,887	548,206	2,642,681
Total current liabilities	1,054,260	1,243,997	(189,737)
Total liabilities	1,113,238	1,243,997	(130,759)

Cash Requirements

For the quarter ended March 31, 2004 our net cash used in operating activities was ($300,264), as compared to ($71,368) for the quarter ended March 31, 2003. Negative operating cash flows during the quarter ended March 31, 2004 were primarily created by a net loss from operations of $1,238,498, partially offset by non-cash stock related expenses of $961,286 less an increase of $133,521 in other current assets. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

Negative operating cash flows in quarter ended March 31, 2003 were primarily created by a net loss from operations of $146,147, partially offset by depreciation and amortization of $37,824 and an increase of $30,625 in accrued interest payable to stockholder.

Sources and Uses of Cash

Net cash used in investing activities was $2,309,195 and $18,051, respectively, for the quarters ended March 31, 2004 and 2003. The investing activities during the quarter ended March 31, 2004 involved primarily the $2,251,000 used in the acquisition of businesses. The investing activities during the quarter ended March 31, 2003 involved the purchase of property and equipment.

Net cash provided by financing activities was $2,669,834 and $0, respectively, for the quarters ended March 31, 2004 and 2003. Net cash provided during the quarter ended March 31, 2004 primarily resulted from the $2,500,000 in proceeds from the sale of convertible preferred stock, net of $266,000 in associated financing costs and an increase of $427,500 resulting from a private placement of the Company’s common stock and warrants.

On January 18, 2004, the combined principal amount of $225,000 and accrued interest amount of approximately $55,000 outstanding under one of our promissory notes were converted into 1,100,000 shares of our common stock at an exchange rate of $0.25 per common share.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified accounting policies related to valuation of its common stock and for assessing whether any value should be assigned to a warrant that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

In January 2004, as part of the consideration paid for our acquisition of $20 Emission, we issued 956,318 shares of our common stock, restricted in accordance with Rule 144, to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron, and the sellers’ designee. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

In January 2004, we agreed to issue 1,100,000 shares of our common stock, restricted in accordance with Rule 144, to Global Capital Advisors, Inc., an entity related to our principal shareholder, upon the conversion of a $280,437.50 promissory note, plus accrued interest. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In January 2004, we issued 2,500 shares of our Series A Convertible Preferred Stock, along with warrants to purchase 2,500,000 shares of our common stock at $1.25 per share, to GCA Strategic Investment Fund Ltd., our principal shareholder, for consideration equal to $2,500,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor. The proceeds were used for the acquisition of businesses.

In January 2004, we issued to Richard A. Parlontieri, an officer and director, warrants to purchase 900,000 shares of our common stock as compensation. One-half of the warrants are exercisable at $0.75 per share, and the other half are exercisable at $1.05 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In January 2004, we issued to V2R, LLC, an entity controlled by our director, Bahram Yusefzadeh, warrants to purchase 100,000 shares of our common stock at $0.25 per share, of which one-half vest on January 1, 2005 and the other half vest on January 1, 2006. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In March 2004, we issued 1,710,000 shares of our common stock, along with warrants to purchase a total of 855,000 shares of our common stock at $0.75 per share, to thirteen (13) accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The proceeds were used for working capital.

In March 2004, we issued 180,000 shares of our common stock, restricted in accordance with Rule 144, to a consultant for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated purchaser.

ITEM 3    Defaults Upon Senior Securities

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of $87,119 as of May 10, 2004.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5    Other Information

Financing Transactions with Shareholder

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

Appointment of Officer

On April 20, 2004, William Klenk was appointed as the Chief Financial Officer and Secretary of the Corporation.

ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

2.1 (3)	Asset Purchase Agreement dated January 21, 2004

2.2 (4)	Asset Purchase Agreement dated January 30, 2004

3.1 (1)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (2)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (1)	Bylaws of SKTF Enterprises, Inc.

4.1 (5)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (6)	Consulting Agreement with V2R, LLC dated January 1, 2004

10.2 (6)	Form of Warrant issued to V2R, LLC dated January 1, 2004

10.3 (5)	Subscription and Securities Purchase Agreement dated as of January 21, 2004

10.4 (5)	Common Stock Purchase Warrant issued to GCA dated January 21, 2004

10.5 (5)	Registration Rights Agreement dated January 21, 2004

10.6 (6)	Warrant issued to Richard A. Parlontieri dated February 18, 2004

10.7 (6)	Warrant issued to Richard A. Parlontieri dated February 18, 2004

10.8 (4)	Registration Rights Agreement dated January 30, 2004

10.9 (4)	Bill of Sale and Assignment dated January 30, 2004

10.10	Consulting Agreement with Benchmark Consulting Inc.

10.11	Consulting Agreement with Black Diamond Advisors dated January 1, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (1)   Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

    (2)   Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003

    (3)   Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

    (4)   Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

    (5)   Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

    (6)   Incorporated by reference from our Annual Report on Form 10-KSB dated March 29, 2004 and filed with the Commission on March 30, 2004.

(b)   Reports on Form 8-K

On January 9, 2004, we filed Second Amended Item 7 Current Report on Form 8-K/A dated January 7, 2004 enclosing required financial statements concerning our acquisition of SKTF Enterprises, Inc.

On January 29, 2004, we filed an Item 5 Current Report on Form 8-K dated January 26, 2004 describing the terms of our private placement of Series A Convertible Preferred Stock.

On February 3, 2004, we filed an Item 2 Current Report on Form 8-K dated February 3, 2004 describing our acquisition of the assets of Procam Emissions and Georgia Emissions.

On February 5, 2004, we filed an Item 2 Current Report on Form 8-K dated February 4, 2004 describing our acquisition of the assets of $20 Emission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004	Speedemissions, Inc.

/s/ Richard A. Parlontieri

By: Richard A. Parlontieri, President

/s/ William Klenk

By: William Klenk, Chief Financial Officer

