Form 10QSB
period 2004-06-30
SPEEDEMISSIONS INC
filed 2004-08-16
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐  No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 6, 2004, there were 22,719,077 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐    No ☐

Speedemissions, Inc.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management’s Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

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

ITEM 1  Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
June 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$72,121
Other current assets	68,403
Total current assets	140,524

Property and equipment, at cost less accumulated depreciation and amortization	1,096,446
Goodwill	1,902,590
Other assets	48,084
$3,187,644

Liabilities and Stockholders' Equity

Current liabilities:
Debt payable to related parties	$383,334
Accrued interest on debt payable to related parties	92,310
Current portion of capitalized lease obligation	60,040
Accounts payable and accrued liabilities	483,024
Total current liabilities	1,018,709

Capitalized lease obligation, less current portion	47,113
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Common stock, $.001 par value, 100,000,000 shares authorized, 22,376,219 shares issued and outstanding	22,376
Additional paid-in capital	8,266,645
Accumulated deficit	(6,167,201)
Total stockholders' equity	2,121,823
$3,187,644

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenue	$748,608	$156,901	$1,367,005	$321,021

Costs and expenses:
Cost of emissions certificates	230,343	41,401	415,751	86,800
General and administrative expenses	1,519,376	453,114	3,171,933	684,545

Loss from operations	(1,001,111)	(337,614)	(2,220,679)	(450,324)
Interest expense	16,908	36,063	35,839	69,500

Loss before income tax benefit	(1,018,019)	(373,677)	(2,256,518)	(519,824)
Income tax benefit	-	-	-	-

Net loss	$(1,018,019)	$(373,677)	$(2,256,518)	$(519,824)

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.11)	$(0.07)

Weighted average shares outstanding, basic and diluted	20,786,921	7,582,417	19,919,019	7,363,851

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,256,518)	$(519,824)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	113,690	77,523
Stock issuance expense	1,233,612	-
Stock issued for services	226,762	-
Stock option expenses	31,070	-
Acquisition fee	-	125,000
Changes in assets and liabilities:
Other current assets	42,686	(2,389)
Other assets	(36,759)	4,358
Accrued interest on debt payable to related parties	28,927	63,875
Accounts payable and accrued liabilities	269,633	(17,940)
Net cash used in operating activities	(346,897)	(269,397)
Cash flows from investing activities:
Acquisition of businesses	(2,376,015)	-
Net purchases of property and equipment	(147,303)	(25,736)
Net cash used in investing activities	(2,523,318)	(25,736)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party	2,500,000	-
Proceeds from issuance of convertible debt to related party	-	250,000
Proceeds from issuance of common stock and warrants	712,500	-
Proceeds from promissory note payable to related party	50,000	-
Payments on prommissory notes	(41,666)	-
Payments on capitalized leases	(21,729)	-
Financing costs	(266,000)	(15,000)
Net cash provided by financing activities	2,933,105	235,000
Net increase (decrease) in cash	62,890	(60,133)
Cash at beginning of period	9,231	136,805
Cash at end of period	$72,121	$76,672

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

In the six months ended June 30, 2004, $540,000 of promissory notes plus accrued interest of approximately $64,000 was converted into 2,024,996 shares of Speedemissions, Inc. common stock.

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)
Notes to Condensed Consolidated Financial Statements

June 30, 2004
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

SKTF’s common stock is registered with the Securities and Exchange Commission (SEC) and is presently listed for trading on the over the counter bulletin board under the symbol "SPEM"; previously "SKTE".

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

On January 21, 2004, the Company completed the acquisition of all of the assets of the business known and operated as Procam Emissions and Georgia Emissions (the Acquired Assets). The Acquired Assets constitute all of the business assets of five emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

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

On June 16, 2004, the Company completed the acquisition of all of the assets of the business known and operated as BB&S Emissions, LLC (the BB&S Acquired Assets). The Company paid the purchase price of $125,015 in cash and assumed $4,716 in capitalized lease obligation. The BB&S Acquired Assets constitute all of the business assets of an emissions testing station in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

As a result of the acquisitions mentioned above, plus the opening of two new stations and the closing of an existing station, the Company increased its number of emissions testing stations from five, as of December 31, 2003, to nineteen, as of June 30, 2004.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

As of June 30, 2004, the Company operated nineteen emissions testing stations, including sixteen stations in the metropolitan Atlanta, Georgia area and three stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes "basic" testing systems that test a motor vehicle’s emissions while in neutral and "enhanced" testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emission test is limited to $25.00 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state is approximately $6.95 per certificate and is shown separately in the accompanying condensed consolidated statements of operations. Under current state of Texas law, the charge for an emission test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state varies between approximately $5.50 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying condensed consolidated statements of operations. In some cases, in response to competitive situations, the Company has charged less than the statutory maximum revenue charges allowed.

The Company generally requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At June 30, 2004, the allowance for retest costs was insignificant.

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of June 30, 2004.

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

The following table lists the number of shares of common stock, which could be issued related to all potentially dilutive securities as of June 30, 2004:

Convertible preferred stock	2,500,000
Warrants	4,892,143
Options	560,000
7,952,143

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

Accounting for Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, in accounting for stock options and does not recognize compensation expense under the fair value provisions of SFAS 123.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Stock-based employee compensation cost has been reflected in net loss in the accompanying condensed consolidated statements of operations, for the 400,000 options classified as variable stock options granted had an exercise price less than the market value of the underlying common stock on the date of grant (see Note 10). At the end of each calendar quarter, the Company determines a value for the financial effect of the variable stock options. This value is calculated as the number of variable stock options times the difference between the closing bid price and the exercise price of the variable stock options. The financial effect will continue to be recorded by the Company until the options are exercised, cancelled, or expire. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Six Months Ended June 30,
	2004	2003
Net loss, as reported	$(2,256,518)	$(519,824)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,642	-
Pro forma net loss	$(2,275,160)	$(519,824)
Loss per share:
Basic and diluted - as reported	$(0.11)	$(0.07)

Basic and diluted - pro forma	$(0.11)	$(0.07)

The fair value of the options has been determined using the Black-Sholes option-pricing model with the following assumptions:  risk-free interest rates of 5.00%; expected lives of 3 years; expected volatility of 3.50%; and no dividend yield.
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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $2,256,518 in the six month period ended June 30, 2004 and had a deficit in working capital of $878,185 at June 30, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

Note 4: Goodwill

As discussed in Note 1, the Company made one acquisition during the quarter ended June 30, 2004. The acquisition of the assets of BB&S Emissions, LLC (BBS) resulted in the recording of goodwill of $81,666. The following table provides details of the acquisition:

BBS

Assets acquired
Property and equipment	$48,065
Goodwill	81,666
$129,731

Purchase price
Cash	$125,015
Capital lease obligation	4,716
$129,731

The Company made the above acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per store by acquiring a location, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

Note 5: Debt Payable to Related Parties

Debt payable to related parties of Speedemissions at June 30, 2004 was as follows:

$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of October 24, 2004 (see below); secured by certain assets of the Company	$300,000

$125,000 promissory note payable to V2R; interest (10% annually starting January 1, 2004) (face amount of note approximated the discounted amount at date of issuance) and principal payable in three installments at maturity dates of January 1, April 1 and June 1, 2004 (see below); secured by substantially all assets of the Company; subordinated to the security interests of GCA Fund	83,334

383,334
Less current portion	(383,334)
$-

Principal maturities on debt at June 30, 2004 were as follows:

Year Ending June 30,

2004	$383,334
$383,334

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

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of $88,233 as of June 30, 2004.

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

The president and chief executive officer of the Company had advanced the Company $315,000 on several unsecured promissory notes. The notes were due and payable in 180 days, from their respective date of issuance, and carried interest at 5%. On June 16, 2004, the Company and its president and chief executive officer agreed to convert the principal amount of the $315,000 promissory note and accrued interest amount of approximately $8,700 outstanding into 924,996 shares of the Company’s common stock representing an exchange rate of $0.35 per common share. As a result of the conversion, the Company recorded an expense of approximately $231,000 during the quarter ended June 30, 2004. The expense was recorded as a result of the difference between the $0.35 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

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

Common Stock

SKTF is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 22,376,219 shares were issued and outstanding as of June 30, 2004. As of June 30, 2003, SKTF had 6,044,750 shares of common stock issued and outstanding, as reported in its quarterly report on Form 10-QSB for the quarter ended March 31, 2003. Effective as of June 16, 2003, the closing date of the reverse acquisition (see Note 1), SKTF redeemed 5,044,750 shares at a cost of approximately $500 and issued 9,000,000 shares of common stock to the stockholders of Speedemissions (see Note 1). As a result, SKTF had 10,000,000 shares of common stock issued and outstanding as of June 16, 2003.

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

On December 18, 2003, the combined principal amount of $1,450,000 and accrued interest amount of approximately $135,000 outstanding under convertible debenture agreements, with a related party, were converted into 5,670,619 shares of the Company's common stock at an exchange rate of $0.28 per common share.

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

On May 7, 2004, the Company issued 90,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 8).

On May 24, 2004, the Company issued 100,000 shares of its common stock under the terms of its consulting agreement with a financial consulting firm (see note 8).

As of March 31, 2004, the president and chief executive officer of the Company had advanced the Company $315,000 on several unsecured promissory notes. The notes were due and payable in 180 days, from their respective date of issuance, and carried interest at 5%. On June 16, 2004, the Company and its president and chief executive officer agreed to convert the principal amount of the $315,000 promissory note and accrued interest amount of approximately $8,700 outstanding into 924,996 shares of the Company’s common stock representing an exchange rate of $0.35 per common share. As a result of the conversion, the Company recorded an expense of approximately $231,000 during the quarter ended June 30, 2004. The expense was recorded as a result of the difference between the $0.35 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

During the quarter ended June 30, 2004, the Company sold to qualified investors 814,286 security units. Each security unit consisted of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at $.75 per warrant for every two common shares purchased. The Company received $.35 for each common share sold, which represents $285,000 in proceeds to the Company during the quarter ended June 30, 2004. Upon completion of these subscriptions the Company issued a total of 814,286 shares of its common stock and 407,143 warrants. The Company sold, under the terms described above, an additional 142,858 security units during July 2004, receiving proceeds of approximately $50,000. The Company did not assign a value to the warrants upon issuance, as the value was deemed immaterial. The Company anticipates receiving more subscriptions and considers this offering open as of the date of filing of this report on form 10-QSB.

Speedemissions

Preferred Stock

Speedemissions is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

Speedemissions is authorized to issue 40,000,000 shares of $0.01 par value common stock, of which 7,142,857 shares were issued and outstanding as of June 30, 2004. All such shares are held by SKTF.

Warrant

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. Speedemissions did not assign a value to the warrant upon issuance as the value was deemed immaterial.

Of the total shares subject to the warrant, 25,000 shares were exercisable upon execution of the agreement effective June 16, 2003. The remaining shares are exercisable based on the achievement of certain milestones by V2R in raising additional equity capital for Speedemissions. As of June 30, 2004, 25,000 shares were exercisable and no shares had been exercised under the warrant.

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

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. The Company will issue a total of 450,000 shares of its common stock over the term of this agreement. As of December 31, 2003, no shares had been issued under the agreement. During 2003, the Company recognized $18,750 in general and administrative expenses related to this agreement. On January 7, 2004, March 9, 2004 and May 7, 2004, the Company issued a total of 450,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 6). During the six months ended June 30, 2004, the Company recognized approximately $218,000 in general and administrative expenses related to this agreement.

Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. The Company issued, on May 24, 2004, a total of 100,000 shares of its common stock, under the terms of this agreement (see note 6). During the six months ended June 30, 2004, the Company recognized $51,000 in general and administrative expenses related to this agreement.

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

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. Since the options were cancelled and reissued without allowing a six-month period to elapse, the 400,000 options granted on December 19, 2003 have been reclassified as variable rather than fixed stock options. The accounting treatment for variable stock options requires that compensation expense be calculated at each reporting date based on the change in intrinsic value since the last reporting date. This treatment is required until the options are exercised, forfeited or they expire. In accordance with this requirement the Company recorded $5,360 in compensation expense during 2003 and $31,070 during the six-months ended June 30, 2004.

On December 19, 2003, the Company granted 30,000 options to its directors for services provided with an exercise price of $.25 per share and an expiration date of December 18, 2013. All of the 30,000 options vested immediately. No stock-based employee compensation cost was recorded in the 2003 consolidated statement of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

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

On April 20, 2004, the Company granted 75,000 stock options to two of its employees. All of the options carried an exercise price of $.515, vested as of the date of the grant and expire April 19, 2014. No stock-based employee compensation cost has been recorded in the accompanying condensed consolidated statement of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

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

Overview

We currently operate 19 vehicle emissions testing centers in two separate markets, greater Atlanta, Georgia and Houston, Texas. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

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

We want to grow. We have recently completed three acquisitions, which added 13 testing centers. In addition, we opened two and closed one testing center during the quarter ended June 30, 2004. These additions occurred after December 31, 2003, and thus are not included in the financial statements included with this Quarterly Report for periods prior to December 31, 2003. We intend to close more acquisitions, and to continue to open company-owned stations, throughout 2004.

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

Results of Operations

Introduction

Our operations reflect a significantly different company in 2004 versus 2003. At the beginning of 2003, we were a privately held company operating two emissions testing stations in Georgia and three emissions testing stations in Texas. During January 2004, we made two acquisitions which resulted in the addition of twelve emissions testing stations in Georgia. During June 2004, we made an acquisition of an emissions testing station in Georgia, closed an existing station in Texas and opened new stations in Georgia and Texas. As a result, our operating expenses and revenues during the three and six months ended June 30, 2004 were significantly greater than the three and six months ended June 30, 2003.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Revenue	$748,608	$156,901	377%	$145,213
Cost of Emission Certificates	230,343	41,401	456%	43,115
General & Administrative Expenses	1,519,376	453,114	235%	600,237

Loss from Operations	$(1,001,111)	$(337,614)	197%	$(498,139)

Our revenues increased in 2004 because of the thirteen stations we acquired via acquisition during January and June 2004 and the net one new station added in June 2004. For the fourth and second quarters of 2003, our average per-station revenues were approximately $29,000 and $31,000, respectively, compared to over $39,000 for the second quarter of 2004, an increase of, respectively, over $10,000 and $8,000 per station. Our cost of emission certificates increased in 2004 because of the fourteen stations added, but our cost of emission certificates remained at approximately 30% of revenue for the quarters ended June 30, 2004 and December 31, 2003. Our cost of emission certificates for the quarter ended June 30, 2003 was approximately 26% of revenue, or approximately 4% less than for the quarter ended June 30, 2004. The change is associated with a higher cost of emissions certificates to revenue for our Texas stations during the quarter ended June 30, 2004.

Our general and administrative expenses during the quarter ended June 30, 2004 were $1,519,376, an increase of $1,066,262, or 235% as compared to the quarter ended June 30, 2003. The primary causes of the increased expenses were as follows:

Increased wages and rent expense associated with fourteen additional emissions testing stations	$268,978
Discount from market price on 924,996 common shares issued in debt conversion	231,249
Discount from market price on 814,286 common shares issued in private placement	184,286
Increased legal, accounting and consulting expenses due to acquisitions and public company issues	178,346
$862,859

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and December 31, 2003 are as follows:

	Six Months Ended	Six Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Revenue	$1,367,005	$321,021	326%	$291,928
Cost of Emission Certificates	415,751	86,800	379%	86,696
General & Administrative Expenses	3,171,933	684,545	363%	1,091,199

Loss from Operations	$(2,220,679)	$(450,324)	393%	$(885,967)

Our revenues increased in 2004 because of the thirteen stations we acquired via acquisition during January and June 2004 and the net one new station added in June 2004. For the six months ended December 31 and June 30 of 2003, our average per-station revenues were, respectively, approximately $58,000 and $64,000 compared to approximately $72,000 for the six months ended June 30 2004, an increase of, respectively, over $14,000 and $8,000 per station. Our cost of emission certificates increased in 2004 because of the fourteen stations added, but our cost of emission certificates remained at approximately 30% of revenue for the six months ended June 30, 2004 and December 31, 2003. Our cost of emission certificates for the six months ended June 30, 2003 was approximately 27% of revenue, or approximately 3% less than for the six months ended June 30, 2004. The change is associated with a higher cost of emissions certificates to revenue for our Texas stations during the six months ended June 30, 2004.

Our general and administrative expenses during the six months ended June 30, 2004 were $3,171,933, an increase of $2,487,388, or 363% as compared to the six months ended June 30, 2003. The primary causes of the increased expenses were as follows:

Excess of purchase price over fair market value of assets purchased	$559,514
Discount from market price on 2,024,996 common shares issued in debt conversion	462,249
Increased legal, accounting and consulting expenses due to acquisitions and public company issues	436,816
Increased wages and rent expense associated with fourteen additional emissions testing stations	424,421
Discount from market price on 814,286 common shares issued in private placement	184,286
$2,067,286

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the quarter ended June 30, 2004 as compared to the quarters ended June 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$16,908	$36,063	(53)%	$33,606
Income Tax Benefit	-	-	-	-
Net Loss	(1,018,019)	(373,677)	172%	(531,745)
Basic and Diluted Loss per Share	(0.05)	(0.05)	0%	(0.05)

Our interest expense during the quarter ended June 30, 2004 was $16,908, a $19,155, or 53% decrease compared to $36,063 for the quarter ended June 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the quarter ended June 30, 2004, we had a net loss of $1,018,019 or $0.05 per weighted-average share. During the quarter ended June 30, 2003, we reported a net loss of $373,677 or $0.05 per weighted-average share. The $644,342 increase in net loss for the quarter ended June 30, 2004 was primarily due to increased costs related to stock, capital raise and acquisition transactions, as detailed above, partially offset by an increase of $402,765 in revenue less cost of emission certificates, due to the acquisition of new stores, for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

Our interest expense, income tax benefit, and net loss for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and December 31, 2003 are as follows:

	Six Months Ended	Six Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$35,839	$69,500	(48)%	$73,402
Income Tax Benefit	-	-	-	-
Net Loss	(2,256,518)	(519,824)	334%	(959,369)
Basic and Diluted Loss per Share	(0.11)	(0.07)	57%	(0.10)

Our interest expense during the six months ended June 30, 2004 was $35,839, a $33,661, or 48% decrease compared to $69,500 for the six months ended June 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the quarter ended June 30, 2004, we had a net loss of $2,256,518 or $0.11 per weighted-average share. During the six months ended June 30, 2003, we reported a net loss of $519,824 or $0.07 per weighted-average share. The $1,736,694 increase in net loss for the six months ended June 30, 2004 was primarily due to increased costs related to stock, capital raise and acquisition transactions, as detailed above, partially offset by an increase of $717,033 in revenue less cost of emission certificates, due to the acquisition of new stores, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2004, we did not generate positive operating cash flows. As the acquisitions described above are assimilated, we will continue to implement our growth strategy. We anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2004. Therefore, during the six months ended June 30, 2004, we raised $712,500 from the sale of common stock and warrants, the proceeds of which were used for working capital expenses. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the third quarter of 2004 from the sale of our equity securities.

The two acquisitions, which occurred in January 2004, were funded from the private placement of $2,500,000 of our Series A Convertible Preferred Stock and warrants to GCA Strategic Investment Fund Limited, an existing affiliate shareholder. The acquisition, which was completed during June 2004, was funded from the $285,000 private placement of common stock and warrants to qualified investors.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2004 as compared to December 31, 2003 were:

	As of	As of
	June 30,	December 31,
	2004	2003	Change

Cash	$72,121	$9,231	$62,890
Total current assets	140,524	27,629	112,895
Total assets	3,187,644	548,206	2,639,438
Total current liabilities	1,018,709	1,243,997	(225,288)
Total liabilities	1,065,822	1,243,997	(178,175)

Cash Requirements

For the six months ended June 30, 2004 our net cash used in operating activities was ($346,897), as compared to ($269,397) for the six months ended June 30, 2003. Negative operating cash flows during the six months ended June 30, 2004 were primarily created by a net loss from operations of $2,256,518, partially offset by non-cash stock related expenses of $1,491,444, an increase of 269,633 in accounts payable and accrued liabilities and depreciation and amortization of $113,690. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

Negative operating cash flows in the six months ended June 30, 2003 were primarily created by a net loss from operations of $519,824, partially offset by a non-cash acquisition fee of $125,000 depreciation and amortization of $77,253 and an increase of $63,875 in accrued interest payable to related parties.

Sources and Uses of Cash

Net cash used in investing activities was $2,523,318 and $25,736, respectively, for the six months ended June 30, 2004 and 2003. The investing activities during the six months ended June 30, 2004 involved primarily $2,376,015 used in the acquisition of businesses. The investing activities during the six months ended June 30, 2003 involved the purchase of property and equipment.

Net cash provided by financing activities was $2,933,105 and $235,000, respectively, for the six months ended June 30, 2004 and 2003. Net cash provided during the six months ended June 30, 2004 resulted primarily from the $2,500,000 in proceeds from the sale of convertible preferred stock, net of $266,000 in associated financing costs and an increase of $712,500 resulting from a private placement of the Company’s common stock and warrants. Net cash provided during the six months ended June 30, 2003 resulted primarily from the $250,000 in proceeds from the issuance of convertible debt to related parties, net of $15,000 in associated financing costs.

On January 18, 2004, the combined principal amount of $225,000 and accrued interest amount of approximately $55,000 outstanding under one of our promissory notes were converted into 1,100,000 shares of our common stock at an exchange rate of $0.25 per common share.

On June 16, 2004, the combined principal amount of $315,000 and accrued interest amount of approximately $9,000 outstanding under a series of our promissory notes were converted into 924,996 shares of our common stock at an exchange rate of $0.35 per common share.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified accounting policies related to valuation of its common stock and for assessing whether any value should be assigned to a warrant that it believes are key to an understanding of its financial statements. Additionally, the Company has identified accounting policies related to the valuation of goodwill, created as the result of business acquisitions, as a key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 2  Changes in Securities and Use of Proceeds

On May 24, 2004, we issued 100,000 shares of common stock, restricted in accordance with Rule 144, to a consultant as consideration for services related to raising capital. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

On May 7, 2004, we issued 90,000 shares of our common stock, restricted in accordance with Rule 144, to a consultant for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated purchaser.

On June 16, 2004, we issued 924,996 shares of our common stock to Calabria Advisors, LLC, an entity controlled by Richard Parlontieri, an officer and director, upon conversion of outstanding principal and interest in the amounts of $315,000 and $8,748.61, respectively, due under seven (7) promissory notes. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

On June 30, 2004, we issued 814,286 shares of our common stock, along with warrants to purchase a total of 407,143 shares of our common stock at $0.75 per share, to two (2) accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The proceeds were used for working capital.

ITEM 3  Defaults Upon Senior Securities

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of $88,233 as of June 30, 2004.

ITEM 4  Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5  Other Information

Loans from Officers and Directors

Between October 24, 2003 and January 30, 2004, an entity controlled by Mr. Parlontieri loaned the Company a total of $315,000 pursuant to the terms of seven identical unsecured promissory notes. The notes were each due and payable as set forth below and carry interest at five percent annually:

Date	Principal Amount	Due Date
October 24, 2003	$40,000	April 21, 2004
October 30, 2003	$50,000	April 27, 2004
November 7, 2003	$100,000	May 5, 2004
December 26, 2003	$75,000	June 24, 2004
January 2, 2004	$25,000	June 30, 2004
January 4, 2004	$10,000	July 2, 2004
January 30, 2004	$15,000	July 28, 2004

On June 16, 2004, we converted all of the notes, plus accrued interest, into 924,996 shares of our common stock.

Compensation of Officers

On April 20, 2004, we issued options to acquire 50,000 shares of common stock under our 2001Stock Option Plan to William Klenk, our Chief Financial Officer. The options vested immediately and are exercisable at $0.515 per share for a period of ten years.

ITEM 6  Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1 (4)	Asset Purchase Agreement dated June 11, 2004

2.2 (4)	Bill of Sale dated June 11, 2004

3.1 (1)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (2)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (1)	Bylaws of SKTF Enterprises, Inc.

4.1 (3)	Certificate of Designation of Series A Convertible Preferred Stock

10.1	Amendment No. 1 dated May 5, 2004 to Consulting Agreement with Black Diamond Advisors dated January 1, 2004.

10.2	Conversion Notice and Agreement with Calabria Advisors, LLC dated June 16, 2004

10.3	Form of Subscription Agreement

10.4	Form of Warrant Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(2)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003

(3)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

(b)	Reports on Form 8-K

On June 18, 2004, we filed an Item 2 Current Report on Form 8-K describing our acquisition of the assets of BB&S Emissions, LLC.

On April 14, 2004, we filed an Amended Item 7 Current Report on Form 8-K/A dated April 13, 2004 enclosing required financial statements concerning our acquisition of the assets of Twenty Dollar Emission, Inc.

On April 5, 2004, we filed an Amended Item 7 Current Report on Form 8-K/A dated April 5, 2004 enclosing required financial statements concerning our acquisition of the assets of Procam Emissions and Georgia Emissions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2004	Speedemissions, Inc.

/s/ Richard A. Parlontieri
By: Richard A. Parlontieri, President

/s/ William Klenk
By: William Klenk, Chief Financial Officer

