Form 10QSB
period 2004-09-30
SPEEDEMISSIONS INC
filed 2004-11-15
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 12, 2004, there were 24,229,094 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1  Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
September 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$76,138
Other current assets	45,425
Total current assets	121,563

Property and equipment, at cost less accumulated
depreciation and amortization	1,037,463
Goodwill	1,902,590
Other assets	48,334
$3,109,950

Liabilities and Stockholders' Equity

Current liabilities:
Debt payable to related parties	$383,334
Accrued interest on debt payable to related parties	101,894
Current portion of capitalized lease obligation	56,715
Accounts payable and accrued liabilities	576,798
Total current liabilities	1,118,741

Capitalized lease obligation, less current portion	34,097
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, 2,500 shares issued and outstanding	3
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,139,094 shares issued and outstanding	24,139
Additional paid-in capital	9,162,239
Accumulated deficit	(7,229,269)
Total stockholders' equity	1,957,112
$3,109,950

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenue	$758,008	$146,715	$2,122,138	$467,735

Costs and expenses:
Cost of emissions certificates	233,681	43,581	649,432	130,380

General and administrative expenses	$1,572,602	490,962	4,741,659	1,181,133

Loss from operations	(1,048,275)	(387,828)	(3,268,953)	(843,778)
Interest expense	13,793	39,796	49,633	103,670

Loss before income tax benefit	(1,062,068)	(427,624)	(3,318,586)	(947,448)
Income tax benefit	-	-	-	-

Net loss	$(1,062,068)	$(427,624)	$(3,318,586)	$(947,448)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.16)	$(0.11)

Weighted average shares outstanding, basic and diluted	23,282,096	10,000,000	21,048,228	8,252,224

See accompanying notes to condensed consolidated financial statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
	2004	2003
Cash flows from operating activities:
Net loss	$(3,318,586)	$(947,448)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	174,231	119,344
Stock issuance expense	1,835,359	-
Stock issued for services	291,431	-
Stock option expenses	31,070	-
Acquisition fee	-	125,000
Changes in assets and liabilities:
Other current assets	65,664	4,937
Other assets	(37,009)	(5,226)
Accrued interest on debt payable to related parties	38,510	102,586
Accounts payable and accrued liabilities	319,298	158,880
Net cash used in operating activities	(600,032)	(441,927)
Cash flows from investing activities:
Acquisition of businesses	(2,376,015)	-
Net purchases of property and equipment	(148,861)	(33,747)
Net cash used in investing activities	(2,524,876)	(33,747)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock
to related party	2,500,000	-
Proceeds from issuance of convertible debt to related party	-	400,000
Proceeds from issuance of common stock and warrants	987,550	-
Proceeds from promissory note payable to related party	50,000	-
Payments on promissory notes	(41,666)	-
Payments on capitalized leases	(38,069)	-
Financing costs	(266,000)	(30,000)
Net cash provided by financing activities	3,191,815	370,000
Net increase (decrease) in cash	66,907	(105,674)
Cash at beginning of period	9,231	136,806
Cash at end of period	$76,138	$31,132

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

In the nine months ended September 30, 2004, $540,000 of promissory notes plus accrued interest of approximately $64,000 was converted into 2,024,996 shares of Speedemissions, Inc. common stock.

See accompanying notes to condensed consolidated financial statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)
Notes to Condensed Consolidated Financial Statements

September 30, 2004
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

As a result of the acquisitions mentioned above, plus the opening of two new stations and the closing of an existing station, the Company increased its number of emissions testing stations from five, as of December 31, 2003, to nineteen, as of June 30, 2004. The number of open stations remained at nineteen as of the quarter ended September 30, 2004.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

As of September 30, 2004, the Company operated nineteen emissions testing stations, including sixteen stations in the metropolitan Atlanta, Georgia area and three stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At September 30, 2004, the allowance for retest costs was insignificant.

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of September 30, 2004.

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

The following table lists the number of shares of common stock, which could be issued related to all potentially dilutive securities as of September 30, 2004:

Convertible preferred stock	2,500,000
Warrants	5,285,072
Options	560,000
8,345,072

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

	Nine Months Ended September 30,
	2004	2003
Net loss, as reported	$(3,318,586)	$(947,448)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,642	-
Pro forma net loss	$(3,299,944)	$(947,448)
Loss per share:
Basic and diluted - as reported	$(0.16)	$(0.11)

Basic and diluted - pro forma	$(0.16)	$(0.11)

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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $3,318,586 in the nine month period ended September 30, 2004 and had a deficit in working capital of $997,178 at September 30, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

Note 4: Goodwill

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of September 30, 2004.

Note 5: Debt Payable to Related Parties

Debt payable to related parties of Speedemissions at September 30, 2004 was as follows:

$300,000 promissory note payable to GCA Fund; interest payable quarterly at 10%; principal payable in single installment at maturity date of October 24, 2005 (see below); secured by certain assets of the Company	$300,000

$125,000 promissory note payable to V2R; interest (10% annually starting January 1, 2004) (face amount of note approximated the discounted amount at date of issuance) and principal payable in three installments at maturity dates of January 1, April 1 and June 1, 2004 (see below); secured by substantially all assets of the Company; subordinated to the security interests of GCA Fund	83,334

383,334
Less current portion	(383,334)
$-

Principal maturities on debt at September 30, 2004 were as follows:

2004	$383,334
$383,334

The $300,000 promissory note payable is mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreements, including but not limited to a change in control, as defined.

The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 15, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2005.

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of $90,317 as of September 30, 2004.

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

Common Stock

SKTF is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 24,139,094 shares were issued and outstanding as of September 30, 2004. As of June 30, 2003, SKTF had 6,044,750 shares of common stock issued and outstanding, as reported in its quarterly report on Form 10-QSB for the quarter ended March 31, 2003. Effective as of June 16, 2003, the closing date of the reverse acquisition (see Note 1), SKTF redeemed 5,044,750 shares at a cost of approximately $500 and issued 9,000,000 shares of common stock to the stockholders of Speedemissions (see Note 1). As a result, SKTF had 10,000,000 shares of common stock issued and outstanding as of June 16, 2003.

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

On August 24, 2004, the Company issued 80,000 shares of its common stock under the terms of its consulting agreement with a financial consulting firm (see note 8).

On August 24, 2004, the Company issued 42,017 shares of its common stock in payment of legal services.

On August 24, 2004, the Company issued 855,000 shares of common stock, restricted in accordance with Rule 14, to thirteen (13) existing accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as consideration under anti-dilution provisions of their securities purchase agreements.

During the quarter ended September 30, 2004, the Company sold to qualified investors 785,858 security units. Each security unit consisted of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at $.75 per warrant for every two common shares purchased. The Company received $.35 for each common share sold, which represents approximately $275,000 in proceeds to the Company during the quarter ended September 30, 2004. Upon completion of these subscriptions the Company issued a total of 785,858 shares of its common stock and 392,929 warrants. The Company did not assign a value to the warrants upon issuance, as the value was deemed immaterial. The Company does not anticipate receiving any more subscriptions and considers this offering closed as of September 30, 2004.

Speedemissions

Preferred Stock

Speedemissions is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. No terms or conditions have been established for any preferred stock, which may be established and the stock issued by the Board of Directors without further shareholder approval.

Common Stock

Speedemissions is authorized to issue 40,000,000 shares of $0.01 par value common stock, of which 7,142,857 shares were issued and outstanding as of September 30, 2004. All such shares are held by SKTF.

Warrant

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. Speedemissions did not assign a value to the warrant upon issuance as the value was deemed immaterial.

Of the total shares subject to the warrant, 25,000 shares were exercisable upon execution of the agreement effective June 16, 2003. The remaining shares are exercisable based on the achievement of certain milestones by V2R in raising additional equity capital for Speedemissions. As of September 30, 2004, 25,000 shares were exercisable and no shares had been exercised under the warrant.

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

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. The Company will issue a total of 450,000 shares of its common stock over the term of this agreement. As of December 31, 2003, no shares had been issued under the agreement. During 2003, the Company recognized $18,750 in general and administrative expenses related to this agreement. On January 7, 2004, March 9, 2004 and May 7, 2004, the Company issued a total of 450,000 shares of its common stock under the terms of its consulting agreement with a public relations firm (see note 6). During the nine months ended September 30, 2004, the Company recognized approximately $218,000 in general and administrative expenses related to this agreement.

Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. The Company issued, on May 24, 2004, a total of 100,000 shares of its common stock, under the terms of this agreement (see note 6). During the nine months ended September 30, 2004, the Company recognized $93,400 in general and administrative expenses related to this agreement.

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

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. Since the options were cancelled and reissued without allowing a six-month period to elapse, the 400,000 options granted on December 19, 2003 have been reclassified as variable rather than fixed stock options. The accounting treatment for variable stock options requires that compensation expense be calculated at each reporting date based on the change in intrinsic value since the last reporting date. This treatment is required until the options are exercised, forfeited or they expire. In accordance with this requirement the Company recorded $5,360 in compensation expense during 2003 and $31,070 during the nine-months ended September 30, 2004.

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

Results of Operations

Introduction

Our operations reflect a significantly different company in 2004 versus 2003. At the beginning of 2003, we were a privately held company operating two emissions testing stations in Georgia and three emissions testing stations in Texas. During January 2004, we made two acquisitions, which resulted in the addition of twelve emissions testing stations in Georgia. During June 2004, we made an acquisition of an emissions testing station in Georgia, closed an existing station in Texas and opened new stations in Georgia and Texas. As a result, our operating expenses and revenues during the three and nine months ended September 30, 2004 were significantly greater than the three and nine months ended September 30, 2003.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Revenue	$758,008	$146,715	417%	$145,213
Cost of Emission Certificates	233,681	43,581	436%	43,115
General & Administrative Expenses	1,572,602	490,962	220%	600,237

Loss from Operations	$(1,048,275)	$(387,828)	170%	$(498,139)

Our revenues increased in 2004 because of the thirteen stations we acquired via acquisition during January and June 2004 and the net one new station added in June 2004. For the fourth and third quarters of 2003, our average per-station revenues were approximately $29,000, compared to approximately $40,000 for the third quarter of 2004, an increase of approximately $11,000 per station. Our cost of emission certificates increased in 2004 because of the fourteen stations added, but our cost of emission certificates remained at approximately 30% of revenue for the quarters ended September 30, 2004 and December 31, 2003. Our cost of emission certificates for the quarter ended September 30, 2003 was also approximately 30% of revenue.

Our general and administrative expenses during the quarter ended September 30, 2004 were $1,572,602, an increase of $1,081,640, or 220% as compared to the quarter ended September 30, 2003. The primary causes of the increased expenses were as follows:

Increased wages and rent expense associated with fourteen additional emissions testing stations	$273,332
Cost of 855,000 shares issued for anti-dilution provisions	453,150
Discount from market price on 785,858 common shares issued in private placement	148,597
Increased depreciation and maintenance expense associated with fourteen additional emissions testing stations	61,879
$936,958

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and December 31, 2003 are as follows:

	Nine Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Revenue	$2,122,138	$467,735	354%	$448,828
Cost of Emission Certificates	649,432	130,380	398%	128,096
General & Administrative Expenses	4,741,659	1,181,133	301%	1,549,939

Loss from Operations	$(3,268,953)	$(843,778)	287%	$(1,229,207)

Our revenues increased in 2004 because of the thirteen stations we acquired via acquisition during January and June 2004 and the net one new station added in June 2004. For the nine months ended December 31 and September 30 of 2003, our average per-station revenues were, respectively, approximately $90,000 and $94,000 compared to approximately $112,000 for the nine months ended September 30 2004, an increase of, respectively, over $22,000 and $18,000 per station. Our cost of emission certificates increased in 2004 because of the fourteen stations added. Our cost of emission certificates was approximately 31% of revenue for the nine months ended September 30, 2004 and approximately 29% for the nine months ended December 31, 2003, or approximately 2% less than for the nine months ended September 30, 2004. Our cost of emission certificates for the nine months ended September 30, 2003 was approximately 28% of revenue, or approximately 3% less than for the nine months ended September 30, 2004. The changes are associated with a higher cost of emissions certificates to revenue for our Texas stations during the nine months ended September 30, 2004.

Our general and administrative expenses during the nine months ended September 30, 2004 were $4,741,659, an increase of $3,560,526, or 301% as compared to the nine months ended September 30, 2003. The primary causes of the increased expenses were as follows:

Excess of purchase price over fair market value of assets purchased	$559,514
Discount from market price on 2,024,996 common shares issued in debt conversion	462,249
Cost of 855,000 shares issued for anti-dilution provisions	453,150
Increased legal, accounting and consulting expenses due to acquisitions and public company issues	436,816
Increased wages and rent expense associated with fourteen additional emissions testing stations	697,753
Discount from market price on 1,600,144 common shares issued in private placement	332,883
Increased depreciation and maintenance expense associated with fourteen additional emissions testing stations	131,503
$3,073,868

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the quarter ended September 30, 2004 as compared to the quarters ended September 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$13,793	$39,796	(65)%	$33,606
Income Tax Benefit	-	-	-	-
Net Loss	(1,062,068)	(427,624)	148%	(531,745)
Basic and Diluted Loss per Share	(0.05)	(0.04)	25%	(0.05)

Our interest expense during the quarter ended September 30, 2004 was $13,793, a $26,003, or 65% decrease compared to $39,796 for the quarter ended September 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the quarter ended September 30, 2004, we had a net loss of $1,062,068 or $0.05 per weighted-average share. During the quarter ended September 30, 2003, we reported a net loss of $427,624 or $0.04 per weighted-average share. The $634,444 increase in net loss for the quarter ended September 30, 2004 was primarily due to increased costs related to stock, capital raise and acquisition transactions, as detailed above, partially offset by an increase of $421,193 in revenue less cost of emission certificates, due to the acquisition of new stores, for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

Our interest expense, income tax benefit, and net loss for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and December 31, 2003 are as follows:

	Nine Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$49,633	$103,670	(52)%	$108,839
Income Tax Benefit	-	-	-	-
Net Loss	(3,318,586)	(947,448)	250%	(1,333,046)
Basic and Diluted Loss per Share	(0.16)	(0.11)	45%	(0.13)

Our interest expense during the nine months ended September 30, 2004 was $49,633, a $54,037, or 52% decrease compared to $103,670 for the nine months ended September 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the nine months ended September 30, 2004, we had a net loss of $3,318,586 or $0.16 per weighted-average share. During the nine months ended September 30, 2003, we reported a net loss of $947,448 or $0.11 per weighted-average share. The $2,371,138 increase in net loss for the nine months ended September 30, 2004 was primarily due to increased costs related to stock, capital raise and acquisition transactions, as detailed above, partially offset by an increase of $1,135,351 in revenue less cost of emission certificates, due to the acquisition of new stores, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2004, we did not generate positive operating cash flows. As the acquisitions described above are assimilated, we will continue to implement our growth strategy. We anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2004. Therefore, during the nine months ended September 30, 2004, we raised $987,550 from the sale of common stock and warrants, the proceeds of which were used for working capital expenses. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the fourth quarter of 2004 from the sale of our equity securities.

The two acquisitions, which occurred in January 2004, were funded from the private placement of $2,500,000 of our Series A Convertible Preferred Stock and warrants to GCA Strategic Investment Fund Limited, an existing affiliate shareholder. The acquisition, which was completed during June 2004, was funded from the $285,000 private placement of common stock and warrants to qualified investors.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2004 as compared to December 31, 2003 were:

	As of	As of
	September 30,	December 31,
	2004	2003	Change

Cash	$76,138	$9,231	$66,907
Total current assets	121,563	27,629	93,934
Total assets	3,109,950	548,206	2,561,744
Total current liabilities	1,118,741	1,243,997	(125,256)
Total liabilities	1,152,838	1,243,997	(91,159)

Cash Requirements

For the nine months ended September 30, 2004 our net cash used in operating activities was ($600,032), as compared to ($441,927) for the nine months ended September 30, 2003. Negative operating cash flows during the nine months ended September 30, 2004 were primarily created by a net loss from operations of $3,318,586, partially offset by non-cash stock related expenses of $2,157,860, an increase of 319,298 in accounts payable and accrued liabilities and depreciation and amortization of $174,231. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

Negative operating cash flows in the nine months ended September 30, 2003 were primarily created by a net loss from operations of $947,448, partially offset by an increase of 158,880 in accounts payable and accrued liabilities, a non-cash acquisition fee of $125,000, depreciation and amortization of $119,344 and an increase of $102,586 in accrued interest payable to related parties.

Sources and Uses of Cash

Net cash used in investing activities was $2,524,876 and $33,747, respectively, for the nine months ended September 30, 2004 and 2003. The investing activities during the nine months ended September 30, 2004 involved primarily $2,376,015 used in the acquisition of businesses. The investing activities during the nine months ended September 30, 2003 involved the purchase of property and equipment.

Net cash provided by financing activities was $3,191,815 and $370,000, respectively, for the nine months ended September 30, 2004 and 2003. Net cash provided during the nine months ended September 30, 2004 resulted primarily from the $2,500,000 in proceeds from the sale of convertible preferred stock, net of $266,000 in associated financing costs and an increase of $987,550 resulting from a private placement of the Company’s common stock and warrants. Net cash provided during the nine months ended September 30, 2003 resulted primarily from the $400,000 in proceeds from the issuance of convertible debt to related parties, net of $30,000 in associated financing costs.

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

ITEM 2    Changes in Securities and Use of Proceeds

In June, July, and August 2004, we issued a total of 785,860 shares of our common stock, restricted in accordance with Rule 144, along with warrants to purchase a total of 392,859 shares of our common stock at $0.75 per share, to seven (7) accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In August 2004, we issued 122,017 shares of our common stock, restricted in accordance with Rule 144, to our legal counsel and two consultants for services rendered. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and all the investors were accredited.

In August 2004, we issued 855,000 shares of common stock, restricted in accordance with Rule 144, to thirteen (13) existing accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as consideration under anti-dilution provisions of their securities purchase agreements.

ITEM 3    Defaults Upon Senior Securities

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of $90,317 as of September 30, 2004.

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

On August 24, 2004, we filed an Item 2.01 and Item 9.01 Current Report on Form 8-K dated August 23, 2004 regarding our determination that financial statements did not need to be filed for the BB&S Emissions, LLC acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	Speedemissions, Inc.

	By:	/s/ Richard A. Parlontieri

Richard A. Parlontieri, President

By:	/s/ William Klenk

William Klenk, Chief Financial Officer

