Form 10QSB/A
period 2004-06-30
SPEEDEMISSIONS INC
filed 2005-04-15
CIK 1158419

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
Form 10-QSB/A

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
(check one):

Yes ☐  No ☐

Speedemissions, Inc.

PART I

Explanatory Note

Speedemissions, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended June 30, 2004, and was originally filed with the Commission on August 16, 2004. The purpose of this amendment is to correct our general and administrative expenses, which were recorded incorrectly in the quarter ended June 30, 2004, related to sales of our common stock and warrants. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1 Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
June 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$72,121
Other current assets	68,403
Total current assets	140,524

Property and equipment, at cost less accumulated
depreciation and amortization	1,096,446
Goodwill	1,902,590
Other assets	48,084
$3,187,644

Liabilities and Stockholders' Equity

Current liabilities:
Debt payable to related parties	$383,334
Accrued interest on debt payable to related parties	92,310
Current portion of capitalized lease obligation	60,040
Accounts payable and accrued liabilities	483,024
Total current liabilities	1,018,708

Capitalized lease obligation, less current portion	47,113
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, 2,500 shares issued and outstanding	3
Common stock, $.001 par value, 100,000,000 shares
authorized, 22,376,219 shares issued and outstanding	22,376
Additional paid-in capital	8,082,359
Accumulated deficit	(5,982,915)
Total stockholders' equity	2,121,823
$3,187,644

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Revenue	$748,608	$156,901	$1,367,005	$321,021

Costs and expenses:
Cost of emissions certificates	230,343	41,401	415,751	86,800
General and administrative expenses	1,335,090	453,114	2,987,647	684,545

Loss from operations	(816,825)	(337,614)	(2,036,393)	(450,324)
Interest expense	16,908	36,063	35,839	69,500

Loss before income tax benefit	(833,733)	(373,677)	(2,072,232)	(519,824)
Income tax benefit	-	-	-	-

Net loss	$(833,733)	$(373,677)	$(2,072,232)	$(519,824)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.07)

Weighted average shares outstanding, basic and diluted	20,786,921	7,582,417	19,919,019	7,363,851

See accompanying notes to condensed consolidated financial statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,072,232)	$(519,824)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	113,690	77,523
Stock expense incurred in payment of promissory notes	489,812	-
Stock expense incurred in business acquisition	559,514	-
Stock issued for services	226,762	-
Stock option expenses	31,070	-
Acquisition fee	-	125,000
Changes in assets and liabilities:
Other current assets	42,686	(2,389)
Other assets	(36,759)	4,358
Accrued interest on debt payable to related parties	28,927	63,875
Accounts payable and accrued liabilities	269,633	(17,940)
Net cash used in operating activities	(346,897)	(269,397)
Cash flows from investing activities:
Acquisition of businesses	(2,376,015)	-
Net purchases of property and equipment	(147,303)	(25,736)
Net cash used in investing activities	(2,523,318)	(25,736)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock
to related party	2,500,000	-
Proceeds from issuance of convertible debt to related party	-	250,000
Proceeds from issuance of common stock and warrants	712,500	-
Proceeds from promissory note payable to related party	50,000	-
Payments on promissory notes	(41,666)	-
Payments on capitalized leases	(21,729)	-
Financing costs	(266,000)	(15,000)
Net cash provided by financing activities	2,933,105	235,000
Net increase (decrease) in cash	62,890	(60,133)
Cash at beginning of period	9,231	136,805
Cash at end of period	$72,121	$76,672

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

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

	Six Months Ended June 30,
	2004	2003

Net loss, as reported	$(2,072,232)	$(519,824)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,642	-
Pro forma net loss	$(2,090,874)	$(519,824)
Loss per share:
Basic and diluted - as reported	$(0.10)	$(0.07)

Basic and diluted - pro forma	$(0.10)	$(0.07)

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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $2,072,232 in the six month period ended June 30, 2004 and had a deficit in working capital of $878,184 at June 30, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Revenue	$748,608	$156,901	377%	$145,213
Cost of Emission Certificates	230,343	41,401	456%	43,115
General & Administrative Expenses	1,335,090	453,114	195%	600,237

Loss from Operations	$(816,825)	$(337,614)	142%	$(498,139)

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

Our general and administrative expenses during the quarter ended June 30, 2004 were $1,335,090, an increase of $881,976, or 195% as compared to the quarter ended June 30, 2003. The primary causes of the increased expenses were as follows:

Increased wages and rent expense associated with fourteen additional emissions testing stations	$268,978
Discount from market price on 924,996 common shares issued in debt conversion	231,249

Increased legal, accounting and consulting expenses due to acquisitions and public company issues	178,346
$678,573

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and December 31, 2003 are as follows:

	Six Months Ended	Six Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Revenue	$1,367,005	$321,021	326%	$291,928
Cost of Emission Certificates	415,751	86,800	379%	86,696
General & Administrative Expenses	2,987,647	684,545	336%	1,091,199

Loss from Operations	$(2,036,393)	$(450,324)	352%	$(885,967)

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

Our general and administrative expenses during the six months ended June 30, 2004 were $2,987,647, an increase of $2,303,102, or 336% as compared to the six months ended June 30, 2003. The primary causes of the increased expenses were as follows:

Excess of purchase price over fair market value of assets purchased	$559,514
Discount from market price on 2,024,996 common shares issued in debt conversion	462,249
Increased legal, accounting and consulting expenses due to acquisitions and public company issues	436,816
Increased wages and rent expense associated with fourteen additional emissions testing stations	424,421

$1,883,000

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the quarter ended June 30, 2004 as compared to the quarters ended June 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$16,908	$36,063	(53)%	$33,606
Income Tax Benefit	-	-	-	-
Net Loss	(833,733)	(373,677)	123%	(531,745)
Basic and Diluted Loss per Share	(0.04)	(0.05)	20%	(0.05)

Our interest expense during the quarter ended June 30, 2004 was $16,908, a $19,155, or 53% decrease compared to $36,063 for the quarter ended June 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the quarter ended June 30, 2004, we had a net loss of $833,733 or $0.04 per weighted-average share. During the quarter ended June 30, 2003, we reported a net loss of $373,677 or $0.05 per weighted-average share. The $460,056 increase in net loss for the quarter ended June 30, 2004 was primarily due to increased costs related to stock and acquisition activities, as detailed above, partially offset by an increase of $402,765 in revenue less cost of emission certificates, due to the acquisition of new stores, for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

Our interest expense, income tax benefit, and net loss for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and December 31, 2003 are as follows:

	Six Months Ended	Six Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$35,839	$69,500	(48)%	$$ 73,402
Income Tax Benefit	-	-	-	-
Net Loss	(2,072,232)	(519,824)	299%	(959,369)
Basic and Diluted Loss per Share	(0.10)	(0.07)	43%	(0.10)

Our interest expense during the six months ended June 30, 2004 was $35,839, a $33,661, or 48% decrease compared to $69,500 for the six months ended June 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the quarter ended June 30, 2004, we had a net loss of $2,072,232 or $0.10 per weighted-average share. During the six months ended June 30, 2003, we reported a net loss of $519,824 or $0.07 per weighted-average share. The $1,552,408 increase in net loss for the six months ended June 30, 2004 was primarily due to increased costs related to stock and acquisition activities, as detailed above, partially offset by an increase of $717,033 in revenue less cost of emission certificates, due to the acquisition of new stores, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2004 as compared to December 31, 2003 were:

	As of	As of
	June 30,	December 31,
	2004	2003	Change

Cash	$72,121	$9,231	$62,890
Total current assets	140,524	27,629	112,895
Total assets	3,187,644	548,206	2,639,438
Total current liabilities	1,018,708	1,243,997	(225,289)
Total liabilities	1,065,821	1,243,997	(178,176)

Cash Requirements

For the six months ended June 30, 2004 our net cash used in operating activities was ($346,897), as compared to ($269,397) for the six months ended June 30, 2003. Negative operating cash flows during the six months ended June 30, 2004 were primarily created by a net loss from operations of $2,072,232, partially offset by non-cash stock related expenses of $1,307,158, an increase of 269,633 in accounts payable and accrued liabilities and depreciation and amortization of $113,690. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

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

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 (4)	Asset Purchase Agreement dated June 11, 2004

2.2 (4)	Bill of Sale dated June 11, 2004

3.1 (1)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (2)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (1)	Bylaws of SKTF Enterprises, Inc.

4.1 (3)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (5)	Amendment No. 1 dated May 5, 2004 to Consulting Agreement with Black Diamond Advisors dated January 1, 2004.

10.2 (5)	Conversion Notice and Agreement with Calabria Advisors, LLC dated June 16, 2004

10.3 (5)	Form of Subscription Agreement

10.4 (5)	Form of Warrant Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(2)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003

(3)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

(5)	Incorporated by reference from the original filing of the Form 10-QSB dated August 12, 2004 and filed with the Commission on August 16, 2004.

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

Dated: April 15, 2005	Speedemissions, Inc.

/s/ Richard A. Parlontieri
By: Richard A. Parlontieri, President

/s/ William Klenk
By: William Klenk, Chief Financial Officer