Form 10QSB/A
period 2004-09-30
SPEEDEMISSIONS INC
filed 2005-04-15
CIK 1158419

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
(check one):

Yes ☐  No ☐

Speedemissions, Inc.

PART I

Explanatory Note

Speedemissions, Inc. has restated its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended September 30, 2004, and was originally filed with the Commission on November 15, 2004. The purpose of this amendment is to correct our general and administrative expenses, which were recorded incorrectly in the quarter ended September 30, 2004, related to shares of our common stock, which were issued pursuant to an anti-dilution clause. Additionally, the purpose of this amendment is to correct our general and administrative expenses, which were recorded incorrectly in the quarters ended September 30, 2004 and June 30, 2004, related to sales of our common stock and warrants. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1 Financial Statements
Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
September 30, 2004
(Unaudited)

Assets
Current assets:
Cash	$76,138
Other current assets	45,425
Total current assets	121,563

Property and equipment, at cost less accumulated
depreciation and amortization	1,037,463
Goodwill	1,902,590
Other assets	48,334
$3,109,950

Liabilities and Stockholders' Equity

Current liabilities:
Debt payable to related parties	$383,334
Accrued interest on debt payable to related parties	101,894
Current portion of capitalized lease obligation	56,715
Accounts payable and accrued liabilities	576,798
Total current liabilities	1,118,741

Capitalized lease obligation, less current portion	34,097
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
authorized, 2,500 shares issued and outstanding	3
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,139,094 shares issued and outstanding	24,139
Additional paid-in capital	8,376,206
Accumulated deficit	(6,443,236)
Total stockholders' equity	1,957,112
$3,109,950

See accompanying notes to condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003

Revenue	$758,008	$146,715	$2,122,138	$467,735

Costs and expenses:
Cost of emissions certificates	233,681	43,581	649,432	130,380
General and administrative expenses	970,855	490,962	3,955,626	1,181,133

Loss from operations	(446,528)	(387,828)	(2,482,920)	(843,778)
Interest expense	13,793	39,796	49,633	103,670

Loss before income tax benefit	(460,321)	(427,624)	(2,532,553)	(947,448)
Income tax benefit	-	-	-	-

Net loss	$(460,321)	$(427,624)	$(2,562,553)	$(947,448)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.12)	$(0.11)

Weighted average shares outstanding, basic and diluted	23,282,096	10,000,000	21,048,228	8,252,224

See accompanying notes to condensed consolidated financial statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net loss	$(2,532,553)	$(947,448)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	174,231	119,344
Stock expense incurred in payment of promissory notes	489,812	-
Stock expense incurred in business acquisition	559,514	-
Stock issued for services	291,431	-
Stock option expenses	31,070	-
Acquisition fee	-	125,000
Changes in assets and liabilities:
Other current assets	65,664	4,937
Other assets	(37,009)	(5,226)
Accrued interest on debt payable to related parties	38,510	102,586
Accounts payable and accrued liabilities	319,298	158,880
Net cash used in operating activities	(600,032)	(441,927)
Cash flows from investing activities:
Acquisition of businesses	(2,376,015)	-
Net purchases of property and equipment	(148,861)	(33,747)
Net cash used in investing activities	(2,524,876)	(33,747)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock
to related party	2,500,000	-
Proceeds from issuance of convertible debt to related party	-	400,000
Proceeds from issuance of common stock and warrants	987,550	-
Proceeds from promissory note payable to related party	50,000	-
Payments on promissory notes	(41,666)	-
Payments on capitalized leases	(38,069)	-
Financing costs	(266,000)	(30,000)
Net cash provided by financing activities	3,191,815	370,000
Net increase (decrease) in cash	66,907	(105,674)
Cash at beginning of period	9,231	136,806
Cash at end of period	$76,138	$31,132
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

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

	Nine Months Ended September 30,
	2004	2003

Net loss, as reported	$(2,532,553)	$(947,448)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,642	-
Pro forma net loss	$(2,551,195)	$(947,448)
Loss per share:
Basic and diluted - as reported	$(0.12)	$(0.11)

Basic and diluted - pro forma	$(0.12)	$(0.11)

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

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $2,532,553 in the nine month period ended September 30, 2004 and had a deficit in working capital of $997,178 at September 30, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

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

On January 18, 2004, the Company and GCA Fund agreed to convert the principal amount of the $225,000 promissory note (see Note 5) and accrued interest amount of approximately $55,000 outstanding into 1,100,000 shares of the Company’s common stock at an exchange rate of $0.25 per common share. As a result of the conversion, the Company recorded an expense of approximately $259,000 during the quarter ended March 31, 2004. The expense was recorded as a result of the difference between the $0.25 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

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

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Revenue	$758,008	$146,715	417%	$$ 145,213
Cost of Emission Certificates	233,681	43,581	436%	43,115
General & Administrative Expenses	970,855	490,962	98%	600,237

Loss from Operations	$(446,528)	$(387,828)	15%	$(498,139)

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

Our general and administrative expenses during the quarter ended September 30, 2004 were $970,855, an increase of $479,893, or 98% as compared to the quarter ended September 30, 2003. The primary causes of the increased expenses were as follows:

Increased wages and rent expense associated with fourteen additional emissions testing stations	$273,332

Increased depreciation and maintenance expense associated with fourteen additional emissions testing stations	61,879

$335,211

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and December 31, 2003 are as follows:

	Nine Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Revenue	$2,122,138	$467,735	354%	$448,828
Cost of Emission Certificates	649,432	130,380	398%	128,096
General & Administrative Expenses	3,955,626	1,181,133	235%	1,549,939

Loss from Operations	$(2,482,920)	$(843,778)	194%	$(1,229,207)

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

Our general and administrative expenses during the nine months ended September 30, 2004 were $3,955,626, an increase of $2,774,493, or 235% as compared to the nine months ended September 30, 2003. The primary causes of the increased expenses were as follows:

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
$2,287,835

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the quarter ended September 30, 2004 as compared to the quarters ended September 30, 2003 and December 31, 2003 are as follows:

	Quarter Ended	Quarter Ended		Quarter Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$13,793	$39,796	(65)%	$33,606
Income Tax Benefit	-	-	-	-
Net Loss	(460,321)	(427,624)	8%	(531,745)
Basic and Diluted Loss per Share	(0.02)	(0.04)	(50)%	(0.05)

Our interest expense during the quarter ended September 30, 2004 was $13,793, a $26,003, or 65% decrease compared to $39,796 for the quarter ended September 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the quarter ended September 30, 2004, we had a net loss of $460,321 or $0.02 per weighted-average share. During the quarter ended September 30, 2003, we reported a net loss of $427,624 or $0.04 per weighted-average share. The $32,697 increase in net loss for the quarter ended September 30, 2004 was primarily due to increased costs related to stock and acquisition transactions, as detailed above, partially offset by an increase of $421,193 in revenue less cost of emission certificates, due to the acquisition of new stores, for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

Our interest expense, income tax benefit, and net loss for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and December 31, 2003 are as follows:

	Nine Months Ended	Nine Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	Percentage Change	December 31, 2003

Interest Expense	$49,633	$103,670	(52)%	$$ 108,839
Income Tax Benefit	-	-	-	-
Net Loss	(2,532,553)	(947,448)	167%	(1,333,046)
Basic and Diluted Loss per Share	(0.12)	(0.11)	9%	(0.13)

Our interest expense during the nine months ended September 30, 2004 was $49,633, a $54,037, or 52% decrease compared to $103,670 for the nine months ended September 30, 2003. The decrease was due to interest costs associated with convertible debentures and promissory notes, which were converted to common stock in December 2003, January 2004 and June 2004.

During the nine months ended September 30, 2004, we had a net loss of $2,532,553 or $0.12 per weighted-average share. During the nine months ended September 30, 2003, we reported a net loss of $947,448 or $0.11 per weighted-average share. The $1,585,105 increase in net loss for the nine months ended September 30, 2004 was primarily due to increased costs related to stock and acquisition transactions, as detailed above, partially offset by an increase of $1,135,351 in revenue less cost of emission certificates, due to the acquisition of new stores, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

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

Cash Requirements

For the nine months ended September 30, 2004 our net cash used in operating activities was ($600,032), as compared to ($441,927) for the nine months ended September 30, 2003. Negative operating cash flows during the nine months ended September 30, 2004 were primarily created by a net loss from operations of $2,532,553, partially offset by non-cash stock related expenses of $1,371,827, an increase of 319,298 in accounts payable and accrued liabilities and depreciation and amortization of $174,231. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

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