Form 10KSB
period 2004-12-31
SPEEDEMISSIONS INC
filed 2005-04-15
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49688

Speedemissions, Inc.
(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)
1134 Senoia Road, Suite B2 Tyrone, Georgia (Address of principal executive offices)	30290 (Zip Code)

Issuer’s telephone number (770) 306-7667

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year.  The issuer’s revenues for the year ended December 31, 2004 were $2,867,921.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,570,993, based on the closing price of $0.30 for our common stock on March 30, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 30, 2005, there were 25,041,594 shares of common stock, par value $0.001, issued and outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

Our Principal Services and Markets

We currently operate 24 vehicle emissions testing centers in two separate markets, greater Atlanta, Georgia and Houston, Texas. In addition, we operate five mobile units in the Atlanta, Georgia area.

2004 Acquisitions

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

On June 11, 2004, we acquired all of the assets of BB&S Emissions, LLC, consisting of one emissions testing center in the Atlanta, Georgia area.

On December 2, 2004, we acquired five mobile testing units from State Inspections of Texas, Inc., and on December 30, 2004, we acquired the remainder of their assets, consisting of six emissions testing centers in the Houston, Texas area.

We intend to operate all of the recently acquired centers and mobile units under the Speedemissions name.

Our Typical Site

The typical testing site is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so vehicles can “drive-through” the facility. We also have structures that resemble a bank drive-through facility. A computerized testing system is located in the building. There are two types of primary tests that are performed, the Accelerated Simulated Model (ASM) and the On-Board Diagnostic (OBD). In selected markets a vehicle safety inspection must also be performed. These tests apply to vehicles generally manufactured from 1980 through 2001, depending on the state. The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In all new sites, we expect to operate two testing lanes. The cost of equipment for operating one ASM and two OBD machines is approximately $50,000. The cost of facilities varies, depending on location and market rates in that area. Generally, we do not expect to own any land or buildings. Instead, although we own the land and building at one of our sites, in the future we intend to lease or sublease all of the land and the buildings that we use in our business. We expect the total cost for a new emissions testing site will be approximately $150,000, including emission testing equipment and related installation, deposits and prepaid items such as certificates, furniture and office equipment, renovations if necessary, signage, and capital necessary to fund operations during the first year. Such amount does not include future years’ costs, such as rent and utilities or other operating costs.

Under the guidelines of the Georgia Clean Air Force program, the mobile vehicle emission testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. We currently have five units and they serve the automobile fleets of the federal, state, and local governments. Also, all used cars, prior to being re-sold, must have a vehicle emission test, and thus we serve both the new and used car dealers throughout the greater Atlanta market. Finally, these units serve the fleets of major corporate customers as well. The start-up cost for the mobile testing unit is about 60% less than the cost of a typical brick-and-mortar location. As a result, they are a more profitable operating unit.

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

Industry Background - Government and Regulatory Overview

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

If a vehicle fails to pass an emissions test, the owner of the vehicle must have repair work performed to correct the deficiency, up to a total cost of $689 under current law. If a vehicle fails a re-inspection despite the maximum expenditure required by law, the owner must apply for a compliance waiver from the state.

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

Operating Strategy

Our operating strategy focuses on (a) increasing the number of sites we operate in a given market, (b) increasing the volume of business at each site, (c) creating brand awareness for our services, and (d) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•	Seek to secure and maintain multiple stations at well-traveled intersections and other locations that are easily reachable by our customers;
•	Coordinate operations, training and advertising in each market to enhance revenue and maximize cost efficiencies within each market;
•	Implement regional management and marketing initiatives in each of our markets;
•	Seek to acquire existing testing sites where significant volume potential exists;
•	Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers; and
•
Recently expanded the use of our mobile vehicle testing units by adding a sales manager to call on federal, state, and local governments for their fleets, as well as corporate accounts and car dealers.

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 am and 6:00 pm, and from 8:30 am to 5:00 pm on Saturdays, for a total of 58.5 hours per week. Our stations are closed on Sundays. The average emissions test in Georgia takes approximately 8 to 12 minutes to complete. In Texas, because of the safety inspection, the completion time is slightly longer. Therefore, each of our stations with one testing bay can test anywhere from three to four vehicles per hour. Assuming steady demand throughout the day, six days a week, each of our stations would have the capacity to test approximately 234 vehicles per week (58.5 hours times 4 vehicles per hour), or 936 vehicles per month (234 vehicles per week times 4 weeks). Based upon our calculations involving our existing emissions stations, stations with one testing bay need to receive payment for 450 emissions tests per month to cover the costs associated with its operation, while stations with two testing bays need 475 tests per month to break even. In addition, we do a limited (about 10%) oil change business in six of our Texas locations.

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

Employees

We currently employ 58 individuals. Of these 58 employees, six are employed in administrative positions at our headquarters, including our Chief Executive Officer, Richard A. Parlontieri, and our Chief Financial Officer, William Klenk, while 52 are employed on-site at our testing locations. 57 of our employees are full-time, while one is employed on a part-time basis.

ITEM 2 - DESCRIPTION OF PROPERTY

Corporate Office

We rent our general corporate offices located at 1134 Senoia Road, Suite B2, Tyrone, Georgia, which consists of 2,000 square feet of office space. The rent for our office space is $1,250 per month, including utilities, with a term that expires on February 1, 2007, with a 2-year renewal option. We believe that this space is adequate for our current needs.

Testing Facilities

We lease the land and buildings we use in connection with 24 of our existing emissions testing facilities, and we own one building and the associated land. In addition, we have one testing facility under construction. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance.

Site	City	State	Monthly Rent	Lease Expiration

Georgia Facilities
27 East Crogan Street	Lawrenceville	GA	Company owned	N/A
100 Peachtree Parkway	Peachtree City	GA	$1,705	May 2006
8405 Tara Boulevard	Jonesboro	GA	$1,500	January 2008
Highway 85*	Riverdale	GA	$2,250	January 2008
4853 Canton Road	Marietta	GA	$1,000	September 2008
2720 Sandy Plains Road	Marietta	GA	$3,031	December 2004
8437 Roswell Road	Atlanta	GA	$2,750	November 2003
9072 Highway 92	Woodstock	GA	$1,800	April 2007
14865 Highway 92	Woodstock	GA	$1,700	April 2008
2887 Canton Road	Marietta	GA	$2,500	July 2008
213 Riverstone Parkway	Canton	GA	$1,300	November 2007
731 Powder Springs Street	Marietta	GA	$2,700	month to month
1869 Cobb Parkway	Marietta	GA	$2,756	August 2004
2625 S. Cobb Drive	Smyrna	GA	$2,800	March 2005
2909 N. Druid Hills	Decatur	GA	$1,500	month to month
3826 Clairmont Road	Chamblee	GA	$3,500	March 2005
5300 Roswell Road	Atlanta	GA	$1,800	January 2008
7000 North Point Pkwy	Alpharetta	GA	$1,500	August 2008

* Under construction

Texas Facilities
11831 Jones Road	Houston	TX	$2,500	June 2004
1580 W. Main Street	Houston	TX	$4,500	March 2024
7710 W. Bellfort	Houston	TX	$3,120	November 2009
1531 Gessner	Houston	TX	$3,000	August 2007
11125 Briar Forest	Houston	TX	$4,500	August 2007
4494 Highway 6	Houston	TX	$4,882	August 2007
108 Bellaire	Houston	TX	$4,500	November 2009
12340 Bissonnet	Houston	TX	$2,400	2009

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

	High	Low
Fiscal year ended December 31, 2002:
Fourth Quarter	$0.00	$0.00

Fiscal year ended December 31, 2003:
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.25	$0.00
Fourth Quarter	$0.60	$0.20

Fiscal year ended December 31, 2004:
First Quarter	$1.01	$0.30
Second Quarter	$0.60	$0.41
Third Quarter	$0.62	$0.45
Fourth Quarter	$0.50	$0.17

Fiscal year ended December 31, 2005:
First Quarter (through February 28, 2005)	$0.48	$0.20

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

Holders

As of December 31, 2004 and March 11, 2005, there were 24,541,594 and 25,041,594 shares, respectively, of our common stock issued and outstanding and held by approximately 102 shareholders of record. As of December 31, 2004 and March 11, 2005, there 2,500,000 shares of our preferred stock issued and outstanding and held of record by one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 600,000 shares to 1,000,000 shares. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. As of March 11, 2005, we have issued options to acquire 921,750 shares of our common stock under the plan at prices ranging from $0.25 to $0.51 per share, and we have issued 50,000 shares of common stock under the plan.

As of December 31, 2004, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	686,750	$0.30	263,250
Equity compensation plans not approved by security holders	1,525,000	$0.63	N/A
Total	2,211,750	$0.53	263,250

Recent Sales of Unregistered Securities

On October 8, 2004, we issued 90,000 shares of our common stock, restricted in accordance with Rule 144, to a consultant for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated purchaser.

On November 18, 2004, in connection with a contract to provide equity research services, we issued a total of 312,500 shares of common stock, restricted in accordance with Rule 144, to three unrelated companies, as payment for services performed for us by one of the payees. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited investors.

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

Overview

As of December 31, 2004 we operated twenty-five (25) vehicle emissions testing stations and seven (7) mobile units in two separate markets, greater Atlanta, Georgia and Houston, Texas. Due to a station closing and a consolidation of mobile unit routes in February 2005, we currently operate twenty-four (24) vehicle emissions testing stations and five (5) mobile units in these markets. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge is $25, and a fee of $6.95 is paid to the State of Georgia. In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test is paid to the State of Texas.

We want to grow. We completed four acquisitions during 2004, which added nineteen testing centers and seven mobile units. We intend to close more acquisitions, and to open company-owned stations, in 2005.

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

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2004 were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have a large accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

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

Year ended December 31, 2004 compared to the year ended December 31, 2003

Results of Operations

Introduction

Our operations reflect a significantly different company in 2004 versus 2003. At the beginning of 2003 we were a privately held company operating two emissions testing stations in Georgia and three stations in Texas. During 2003 we were acquired by a public company in a reverse acquisition, but our number of emissions testing stations remained at five as of December 31, 2003. During 2004 we made four acquisitions (adding 19 stations), opened two new stations and closed one existing station, increasing our emissions testing stations to twenty-five plus seven mobile units as of December 31, 2004. Of the net twenty stations added during 2004, only fourteen had a significant impact on revenues and expenses as six of the acquired stations were purchased on December 30, 2004. As a result, our revenues and operating expenses increased significantly in 2004 compared to 2003. Additionally, our acquisition and capital raising activities during 2004 added significant expenses associated with common stock issued at discounts from the trading values for our common stock.

Revenues and Loss from Operations

Our revenue, cost of emission certificates (our cost of goods sold), general and administrative expenses, and loss from operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Percentage Change

Revenue	$2,867,921	$612,948	368%
Cost of Emission Certificates	874,507	173,495	404%
General & Administrative Expenses	4,901,360	1,781,370	175%
Loss from Operations	(2,907,946)	(1,341,917)	117%

Our revenues increased 368% in 2004 because of the fourteen stations added through acquisition and new stations openings, while combined revenues from existing stations increased by approximately 3% when compared to 2003.

Our cost of emission certificates increased $701,012 during 2004 and was $874,507, or 30% of revenues, compared to $173,495 or 28% of revenues, during 2003. This increase was largely attributable to revenues at the seven stations acquired in the $20 Emissions acquisition providing emission testing services at a rate of $20 per test rather than the maximum $25 per test fee allowed in the state of Georgia and charged by the Company's other Georgia emission testing stations.

Our general and administrative expenses during 2004 were $4,901,360, an increase of $3,119,990, or 175% as compared to 2003. The 175% increase in general and administrative expenses from 2003 to 2004 compares favorably with the 368% increase in revenues during the same period and indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than do general and administrative expenses and these efficiencies will result in more profitable operations. The primary causes of the increased expenses were as follows:

Increased wages and rent expense associated with fourteen additional emissions testing stations	$969,700

Excess of purchase price over fair market value of assets purchased	559,514

Expense associated with common stock issued in conversion of promissory notes	489,812

Increased legal, accounting and consulting expenses due to acquisitions and public company issues	435,351

Increased depreciation and maintenance expense associated with fourteen additional emissions testing stations	189,628

$2,644,005

Interest Expense, Taxes, and Net Loss

Our interest expense, income tax benefit, and net loss for the year ended December 31, 2004 as compared to the year ended December 31, 2003 are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Percentage Change

Interest Expense	$64,110	$137,276	(53)%
Net Loss	(2,972,056)	(1,479,193)	101%
Basic and Diluted Loss per Share	(0.14)	(0.16)	(13)%

Our interest expense during 2004 was $64,110, a $73,166, or 53% decrease compared to $137,276 for 2003. The decrease was due to reductions in the Company's outstanding debt; a total of $540,000 in promissory notes were converted to the Company's common stock during 2004 and $1,450,000 in convertible debentures was converted to the Company's common stock in December 2003.

During 2004, we had a net loss of $2,972,056 or $0.14 per weighted-average share. During 2003, we reported a net loss of $1,479,193 or $0.16 per weighted-average share. The $1,492,863 increase in net loss for 2004 was primarily due to the $2,644,005 in additional expenses as detailed above, partially offset by an increase of $1,554,207 in revenue less cost of emission certificates, due to the fourteen additional stations, for 2004 compared to 2003. The 101% increase in net loss from 2003 to 2004 compares favorably with the 368% increase in revenues during the same period and indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

Three Months Ended December 31, 2004 Compared to the Three Months Ended September 30, 2004 and December 31, 2003

Revenues and Loss from Operations

Our revenue, cost of emission certificates (our cost of goods sold), general and administrative expenses, and loss from operations for the quarter ended December 31, 2004 as compared to the quarter ended September 30, 2004 and the quarter ended December 31, 2003 are as follows:

	Quarter Ended December 31, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2003

Revenue	$746,515	$758,008	$145,213
Cost of Emission Certificates	225,075	233,681	43,115
General & Administrative Expenses	946,765	970,564	600,237
Loss from Operations	(425,325)	(446,229)	(498,139)

Our revenues have remained relatively consistent during the last two quarters of 2004, but increased by $601,302, or approximately 414%, when the fourth quarter of 2004 is compared to the fourth quarter of 2003. This increase is attributable to the fourteen stations added through acquisition and new stations openings during 2004. Accordingly, our cost of emission certificates has also remained relatively consistent during the last two quarters of this year and when compared to the fourth quarter of 2003. The cost of emission certificates as a percentage of revenues was approximately 30% for all periods.

Our general and administrative expenses during the fourth quarter of 2004 were $946,765, or 2% less than in the immediately preceding quarter ended September 30, 2004. The cause of this decrease is primarily the result of reduced legal and accounting fees in the quarter ended December 31, 2004 compared to the quarter ended September 30, 2004.

Our general and administrative expenses during the fourth quarter of 2004 were $946,765, or 58% more than in the quarter ended December 31, 2003. This increase in general and administrative expense occurred while revenues during the same periods actually increased by 414%. This is a further indication that our revenue increase, generated primarily through acquisitions, is significantly greater than the expense required to generate the additional revenues.

Our loss from operations during the fourth quarter of 2004 was $425,325, or 5% less than in the immediately preceding quarter ended September 30, 2004. The cause of this decrease is primarily the result of reduced legal and accounting fees in the quarter ended December 31, 2004 compared to the quarter ended September 30, 2004.

Our loss from operations during the fourth quarter of 2004 was $425,325, or 15% less than in the quarter ended December 31, 2003. This decrease in loss from operations occurred while revenues during the same periods actually increased by 414%. This is a further indication that our revenue increase, generated primarily through acquisitions, is significantly greater than the expense required to generate the additional revenues.

Liquidity and Capital Resources

Introduction

During 2004, we did not generate positive operating cash flows. With the acquisitions described above and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2005. Therefore, subsequent to December 31, 2004, we raised $350,000 from the issuance of a promissory note to the GCA Strategic Investment Fund Limited, to be used for working capital purposes. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the second quarter of 2005 from the sale of our equity securities, although the terms of this offering have not been determined.

Of our four acquisitions during 2004, the two acquisitions, which occurred in January, were funded from the private placement of $2,500,000 of our Series A Convertible Preferred Stock and warrants to GCA Strategic Investment Fund Limited, an existing affiliate shareholder. The single station June acquisition was funded by the $285,000 private placement of common stock and warrants to qualified investors and the December acquisition of six stations and seven mobile units was funded by a $1,285,000 promissory note from the seller.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2004 as compared to December 31, 2003 were:

	As of December 31, 2004	As of December 31, 2003	Change

Cash	$16,431	$9,231	$7,200
Total current assets	88,355	27,629	60,726
Total assets	4,344,038	548,206	3,795,832
Total current liabilities	1,504,933	1,243,997	260,936
Total liabilities	2,837,235	1,243,997	1,593,238
Total stockholders' equity (deficit)	1,506,803	(695,791)	2,202,594

During 2004 our total assets increased by $3,795,832 while our total liabilities increased by only 1,593,238, resulting in a $2,202,594 increase in stockholders' equity.

Cash Requirements

For the year ended December 31, 2004 our net cash used in operating activities was ($788,429), as compared to ($761,766) for the year ended December 31, 2003. Negative operating cash flows during 2004 were primarily created by a net loss from operations of $2,972,056, partially offset by; an increase of $593,169 in accounts payable and accrued liabilities, stock expense incurred in a business acquisition of $559,514, non-cash stock issuance expense of $489,812, stock issued for services valued at $404,352 and depreciation and amortization of $251,103.

Our net cash used in operating activities remained relatively unchanged from 2003 to 2004. The following table shows net loss as a percentage of revenues decreasing from 241% in 2003 to 104% in 2004. This further indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

	Revenues	Net Loss	Percentage of Revenues

Year ended December 31, 2004	$2,867,921	$(2,972,056)	104%
Year ended December 31, 2003	612,948	(1,479,193)	241%

Negative operating cash flows during 2003 were primarily created by a net loss from operations of $1,479,193, partially offset by depreciation and amortization of $207,476, an increase of $136,815 in accrued interest, an acquisition fee of $125,000 which was paid with a promissory note, stock issued for services valued at $120,000 and an increase of $140,421 in accounts payable and accrued liabilities. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

Net cash used in investing activities was $2,560,876 and $47,809, respectively, for the years ended December 31, 2004 and 2003. The investing activities during 2004 involved primarily $2,376,015 used in the acquisition of businesses. The investing activities during 2003 involved primarily the purchase of machinery and equipment to operate new emission testing station locations.

Net cash provided by financing activities was $3,356,505 and $682,000, respectively, for the years ended December 31, 2004 and 2003. Net cash provided during 2004 resulted primarily from the $2,234,002 in proceeds from the sale of convertible preferred stock, net of associated financing costs, proceeds of $231,600 from the issuance of promissory notes to related parties and an increase of $987,550 resulting from a private placement of the Company’s common stock and warrants. Net cash provided in 2003 resulted from the $417,000 in proceeds from the sale of convertible debentures, net of associated financing costs and an increase of $265,000 in promissory notes payable to related parties.

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

ITEM 8A - DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 8B - OTHER INFORMATION

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

Name	Age	Position(s)

Richard A. Parlontieri	59	Director and President (2003)

Bahram Yusefzadeh	59	Director (2003)

Bradley A. Thompson	40	Director (2003)

William Klenk	47	Chief Financial Officer, Secretary (2004)

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

Bradley A. Thompson, CFA was elected to our Board of Directors at our annual shareholders meeting in August 2003. Mr. Thompson is currently the Chief Investment Officer and Chief Financial Analyst for Global Capital Advisors, LLC, an affiliate of GCA Strategic Investment Fund, Limited. Mr. Thompson is also the Chief Operating Officer and Secretary for Global Capital Management Services, Inc. the Corporate General Partner and Managing Partner of Global Capital Funding Group, LP, a licensed SBIC.

Mr. Thompson, born August 15, 1964, has over 18 years of experience in commercial banking, investment management, bond credit underwriting, financial analysis, and business management. Mr. Thompson received his Bachelors of Business Administration degree in Finance from the University of Georgia in 1986. Mr. Thompson also holds the Chartered Financial Analyst (CFA) designation sponsored by the CFA institute.

Mr. Thompson began his career in banking with Trust Company Bank, now SunTrust Bank, as a financial analyst. He later joined the firm of Merrill Lynch, Pierce Fenner & Smith in the securities industry managing retirement, profit sharing, pension, trust, and individual investment portfolios. While at Merrill Lynch, Mr. Thompson received his NASD Series 7 (General Securities) and Series 63 (State Securities) License, both of which have now expired. Mr. Thompson subsequently performed the duties of financial analyst and bond underwriter for SAFECO Insurance Company of America. At SAFECO, Mr. Thompson was responsible for the financial analysis and credit evaluations of the prospective and current bond accounts, and was ultimately responsible for the credit decision with a single line of credit approval authority ranging from $1 million to $10 million and an aggregate line of authority on specific accounts in excess of $175 million.

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

William Klenk was elected as an officer in 2004. Mr. Klenk has over twenty years of business experience, both in public accounting and private industry with strong financial analysis and technology, including the Internet. Mr. Klenk has been with both private and public companies, including industries ranging from capital goods, health insurance, mortgage banking, and commercial banking. Mr. Klenk was formerly with ebank.com.

Board Committees

On August 26, 2003, an Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, of the Board of Directors was formed. The Audit Committee held two meetings in 2003 and one meeting in 2004. In accordance with a written charter adopted by the Company’s Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls. The directors who are members of the Audit Committee are Bradley A. Thompson and Bahram Yusefzadeh, both of whom are considered audit committee financial experts, but neither of which are considered independent directors under Section 121(A) of the AMEX listing standards.

On August 26, 2003, a Compensation Committee of the Board of Directors was formed. The Compensation Committee consists of Bradley A. Thompson and Bahram Yusefzadeh. The Compensation Committee held one meeting in 2003 and one meeting in 2004, and has approved the employment agreement and other compensation of Richard Parlontieri.

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

During the two most recent fiscal years, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Richard A. Parlontieri	3	3	-0-
Bahram Yusefzadeh	3	4	-0-
Bradley A. Thompson	4	5	-0-
GCA Strategic Investment Fund Ltd.	5	6	-0-
William Klenk	2	2	-0-

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004 and 2003. In addition, the table shows compensation for our current sole executive officer. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Richard A. Parlontieri	2004	180,000	-0-	7,200	-0-	900,000	-0-	-0-
Chairman, President	2003	180,000	-0-	5,400	-0-	410,000	-0-	-0-

William Klenk (1)	2004	57,000	-0-	-0-	-0-	150,000	-0-	-0-
CFO, Secretary

(1) Mr. Klenk’s employment with us started in April, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Richard A. Parlontieri	450,000	36%	$0.75	2/18/09
	450,000	36%	$1.05	2/18/09

William Klenk	50,000	4%	$0.515	4/20/14
	100,000	8%	$0.30	11/17/14

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Richard A. Parlontieri	N/A	N/A	N/A	N/A

William Klenk	N/A	N/A	N/A	N/A

Our Directors receive $250 for each meeting attended, including meetings of the committees. They are also entitled to reimbursement for their travel expenses. In addition, in December 2003, we issued to each of our Directors options to acquire 10,000 shares of our common stock at an exercise price of $0.25 per share, exercisable for a period of ten years, and in March 2005 we issued to Mr. Thompson and Mr. Yusefzadeh options to acquire 75,000 shares of our common stock at an exercise price of $0.25 per share, exercisable for a period of ten years.

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

On April 20 and November 17, 2004, we issued options to acquire 50,000 and 100,000 shares, respectively, of common stock under our 2001Stock Option Plan to William Klenk, our Chief Financial Officer. The options vested immediately and are exercisable at $0.515 and $0.30 per share, respectively, for a period of ten years. In addition, in March 2005, we issued options to Mr. Klenk to acquire 25,000 shares of common stock under the plan, exercisable at $0.25 per share for ten years.

On March 15, 2005, the Compensation Committee of our Board of Directors issued to Mr. Parlontieri warrants to acquire 250,000 shares of our common stock at $0.25 per share, the fair market value of our common stock based on the closing bid price on the date of grant.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 11, 2005, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	GCA Strategic Investment Fund Ltd (2) c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	19,670,619 (3)	65.3% (3)
Common Stock	Richard A. Parlontieri (4) 1029 Peachtree Parkway North Suite 310 Peachtree City, GA 30269	2,759,996 (5)	10.6% (5)
Common Stock	Bahram Yusefzadeh (4) 2180 West State Road Suite 6184 Longwood, FL 32779	311,000 (6)	1.2% (6)
Common Stock	Bradley A. Thompson (4)(7) 227 King Street Frederiksted, USVI 00840	85,000 (7)(8)	<1% (8)
Common Stock	William Klenk c/o Speedemissions, Inc. 1139 Senoia Road, Suite B Tyrone, GA 30290	175,000 (9)	<1% (9)
	All Officers and Directors as a Group (4 Persons)	3,330,996 (5)(6)(7)(8)(9)	12.5% (5)(6)(8)(9)

(1)	Unless otherwise indicated, based on 25,041,594 shares of common stock outstanding.

(2)
Global Capital Advisors, LLC (“Global”), the investment advisor to GCA Strategic Investment Fund Limited (“GCA”), has sole investment and voting control over shares held by GCA. Mr. Lewis Lester is the sole voting member of Global.

(3)
Includes 2,500,000 shares of common stock which may be acquired upon conversion of 2,500 shares of Series A Convertible Preferred Stock. Also includes 2,500,000 shares of common stock which may be acquired upon the exercise of warrants at $1.25 per share, and 100,000 shares of common stock which may be acquired upon the exercise of warrants at $0.357 per share

(4)	Indicates a Director of the Company.

(5)
Includes 10,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share. Includes 200,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share, which are part of a grant of 400,000 options, with 100,000 options vesting on October 1, 2004 and the remaining 200,000 options vesting equally on October 1, 2005, and 2006. Includes 300,000 shares which may be acquired upon the exercise of warrants at $0.75 per share, which are part of a grant of 450,000 warrants, with the remaining 150,000 warrants vesting on January 1, 2006. Includes 300,000 shares which may be acquired upon the exercise of warrants at $1.05 per share, which are part of a grant of 450,000 warrants, with the remaining 150,000 warrants vesting on January 1, 2006. Includes 250,000 shares which may be acquired upon the exercise of warrants at $0.25 per share. Includes 1,174,996 shares of common stock owned of record by Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri.

(6)
Includes 85,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share. Includes 25,000 shares which may be acquired upon the exercise of warrants at $0.01 per share and 100,000 shares which may be acquired upon the exercise of warrants at $0.25 per share.

(7)	Mr. Thompson is a director of GCA Strategic Investment Fund Limited, and disclaims beneficial ownership of the shares held by them.

(8)	Includes 85,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share.

(9)
Includes 50,000 shares of common stock which may be acquired upon the exercise of options at $0.515 per share, 100,000 shares of common stock which may be acquired upon the exercise of options at $0.30 per share, and 25,000 shares of common stock which may be acquired upon the exercise of options at $0.25 per share.

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

In 2001, our subsidiary issued two promissory notes to GCA Fund, one in the amount of $300,000, and the other in the amount of $225,000. Both notes bear interest quarterly at the rate of 10%. The $300,000 note is due in October 2004, after its due date was extended by GCA in writing, while the $225,000 note was due in October 2003. On October 9, 2003, we assumed the notes from our subsidiary. In January 2004, we agreed to convert the $225,000 note, plus accrued interest, into 1,100,000 shares of common stock.

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

On January 26, 2005, we executed a promissory note in favor of GCA Strategic Investment Fund Limited in the principal amount of $350,000, and on that date we received funds in the same amount. Under the terms of the note, we are obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005. The obligation is secured by certain of our real property. We will use the funds for general working capital purposes. In connection with the transaction, we issued to GCA Strategic Investment Fund Limited warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Strategic Investment Fund Limited, warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share.

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

On April 20 and November 17, 2004, we issued options to acquire 50,000 and 100,000 shares, respectively, of common stock under our 2001Stock Option Plan to William Klenk, our Chief Financial Officer. The options vested immediately and are exercisable at $0.515 and $0.30 per share, respectively, for a period of ten years. In addition, in March 2005, we issued options to Mr. Klenk to acquire 25,000 shares of common stock under the plan, exercisable at $0.25 per share for ten years.

On February 22, 2005, we issued 250,000 shares of our common stock to Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri, for services rendered.

On March 15, 2005, the Compensation Committee of our Board of Directors issued to Mr. Parlontieri warrants to acquire 250,000 shares of our common stock at $0.25 per share, the fair market value of our common stock based on the closing bid price on the date of grant.

Loans from Officers and Directors

Between October 24, 2003 and January 30, 2004, Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri loaned the Company a total of $315,000 pursuant to the terms of seven identical unsecured promissory notes. The notes were each due and payable as set forth below and carry interest at five percent annually:

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

From September to December 2004, Calabria Advisors, LLC loaned the Company a total of $25,600 pursuant to the terms of three unsecured promissory notes, identical to the notes listed above. The notes remain outstanding and are due and payable as follows:

Date	Principal Amount	Due Date
September 29, 2004	$5,900	March 29, 2005
October 28, 2004	$9,900	April 28, 2005
December 17, 2004	$9,800	June 17, 2005

ITEM 13 - EXHIBITS

(a) Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

2.2 (8)	Asset Purchase Agreement dated January 21, 2004

2.3 (9)	Asset Purchase Agreement dated January 30, 2004

2.4 (15)	Asset Purchase Agreement dated December 2, 2004

2.5 (16)	Asset Purchase Agreement dated December 30, 2004

3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (2)	Bylaws of SKTF Enterprises, Inc.

4.1 (7)	Certificate of Designation of Series A Convertible Preferred Stock

5.1	Legal Opinion of The Lebrecht Group, APLC

10.1 (2)	SKTF, Inc. 2001 Stock Option Plan

10.2 (10)	Form of Incentive Stock Option Agreement relating to options granted under the 2001 Stock Option Plan

10.3 (10)	Form of Non Statutory Stock Option Agreement relating to options granted under the 2001 Stock Option Plan

10.4 (10)	Form of Common Stock Purchase Agreement relating to restricted stock granted under the 2001 Stock Option Plan

10.5 (4)	Consulting Agreement with V2R, LLC dated June 16, 2003

10.6 (4)	Consulting Agreement with V2R, Inc. dated June 13, 2003

10.7 (4)	Warrant Agreement issued to V2R, LLC dated June 16, 2003

10.8 (3)	First Amendment to SKTF, Inc. 2001 Stock Option Plan dated August 27, 2003

10.9 (5)	Form of Indemnification Agreement

10.10 (5)	Employment Agreement with Richard A. Parlontieri dated September 15, 2003

10.11 (6)	Acknowledgement and Assumption of Liabilities with GCA Strategic Investment Fund Ltd. dated October 9, 2003

10.12 (6)	Acknowledgement and Assumption of Liabilities with V2R, LLC dated October 9, 2003

10.13 (5)	Form of Promissory Note to GCA Strategic Investment Fund Limited

10.14 (5)	Form of 7% Convertible Debenture to GCA Strategic Investment Fund Limited

10.15 (11)	Form of Unsecured Promissory Note issued to Calabria Advisers, LLC

10.16 (11)	First Amendment to Employment Agreement for Richard A. Parlontieri dated December 19, 2003

10.17 (11)	First Amendment to Secured Promissory Note dated December 30, 2003

10.18 (11)	Consulting Agreement with V2R, LLC dated January 1, 2004

10.19 (11)	Form of Warrant issued to V2R, LLC dated January 1, 2004

10.20 (7)	Subscription and Securities Purchase Agreement dated as of January 21, 2004

10.21 (7)	Common Stock Purchase Warrant issued to GCA dated January 21, 2004

10.22 (7)	Registration Rights Agreement dated January 21, 2004

10.23 (11)	Warrant issued to Richard A. Parlontieri dated February 18, 2004

10.24 (11)	Warrant issued to Richard A. Parlontieri dated February 18, 2004

10.25 (9)	Registration Rights Agreement dated January 30, 2004

10.26 (9)	Bill of Sale and Assignment dated January 30, 2004

10.27 (12)	Consulting Agreement with Benchmark Consulting Inc.

10.28 (12)	Consulting Agreement with Black Diamond Advisors dated January 1, 2004

10.29 (13)	Amendment No. 1 dated May 5, 2004 to Consulting Agreement with Black Diamond Advisors dated January 1, 2004.

10.30 (13)	Conversion Notice and Agreement with Calabria Advisors, LLC dated June 16, 2004

10.31 (13)	Form of Subscription Agreement

10.32 (13)	Form of Warrant Agreement

10.33 (14)	Equity Research Agreement with The Research Works, Inc., dated as of October 29, 2004

10.34 (16)	Promissory Note dated December 30, 2004

10.35 (17)	Promissory Note dated January 26, 2005

10.36 (17)	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited

10.37 (17)	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC

10.38 (17)	Registration Rights Agreement dated January 26, 2005

10.39 (18)	Form of Speedemissions, Inc. Warrant dated February 22, 2005

10.40	Letter Agreement Extending Note dated March 1, 2005

21 (11)	Subsidiaries of Speedemissions, Inc.

23.1	Consent of Tauber & Balser, P.C.

23.2	Consent of Bennett Thrasher, PC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(3)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003

(4)	Incorporated by reference from our Quarterly Report on Form 10-QSB/A dated September 26, 2003 and filed with the Commission on October 2, 2003

(5)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 filed with the Commission on October 3, 2003.

(6)	Incorporated by reference from our Quarterly Report for the quarter ended September 30, 2003 dated November 12, 2003 and filed with the Commission on November 14, 2003.

(7)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

(9)	Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

(10)	Incorporated by reference from our Registration Statement on Form S-8 dated December 12, 2003 and filed with the Commission on December 19, 2003.

(11)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 29, 2004 and filed with the Commission on March 30, 2004.

(12)	Incorporated by reference from our Quarterly Report on Form 10-QSB dated May 14, 2004 and filed with the Commission on May 17, 2004.

(13)	Incorporated by reference from our Quarterly Report on Form 10-QSB dated August 12, 2004 and filed with the Commission on August 16, 2004.

(14)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004.

(15)	Incorporated by reference from our Current Report on Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004.

(16)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005.

(17)	Incorporated by reference from our Current Report on Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005.

(18)	Incorporated by reference from our Current Report on Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005.

(b) Reports on Form 8-K

On October 8, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

On November 11, 2005, we filed an Item 1.01 and 3.02 Current Report on Form 8-K regarding our entry into a material definitive agreement and corresponding issuance of unregistered securities.

On December 8, 2004, we filed an Item 1.01, 2.01, and 9.01 Current Report on Form 8-K regarding our acquisition of the mobile testing units from State Inspections of Texas, Inc.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International billed us $zero and $10,643, respectively, and Bennett Thrasher PC billed us $193,342 and $132,278, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB.

Audit - Related Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International did not bill us for any fees, and Bennett Thrasher PC billed us $2,402 and $20,702, respectively, in fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International billed us $zero and $200, respectively, and Bennett Thrasher PC billed us $400 and $2,500, respectively, in fees for professional services for tax planning and preparation.

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

Speedemissions, Inc.

Dated: April 14, 2005		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: April 14, 2005		/s/ William Klenk
	By:	William Klenk, Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard A. Parlontieri	Dated: April 14, 2005
By: Richard A. Parlontieri, Director, President, and Chief Executive Officer

/s/ Bahram Yusefzadeh	Dated: April 14, 2005
By: Bahram Yusefzadeh, Director

/s/ Bradley A. Thompson	Dated: April 14, 2005
By: Bradley A. Thompson, Director

/s/ William Klenk	Dated: April 14, 2005
By: William Klenk, Chief Financial Officer and Chief Accounting Officer

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)

Consolidated Financial Statements

December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Speedemissions, Inc.

We have audited the accompanying consolidated balance sheet of Speedemissions Inc. (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, operating cash flow deficiencies and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tauber & Balser, P. C.
Atlanta, Georgia
March 21, 2005

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Bennett Thrasher PC
Atlanta, Georgia
February 20, 2004

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Balance Sheet
December 31, 2004

Assets

Current assets:
Cash	$16,431
Other current assets	71,924
Total current assets	88,355

Property and equipment, at cost less accumulated
depreciation and amortization	1,201,289

Goodwill	2,991,040

Other assets	63,354

$4,344,038

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and accrued liabilities	$800,220
Debt payable to related parties	540,934
Accrued interest on debt payable to related parties	113,178
Current portion of capitalized lease obligation	50,601

Total current liabilities	1,504,933

Long-term liabilities:

Debt payable to related parties less current portion	1,309,000
Capitalized lease obligation less current portion	23,302

Total long-term liabilities	1,332,302

Total liabilities	2,837,235

Commitments and contingencies

Stockholders' equity:
Series A convertible and cumulative preferred stock, $.001
par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Common stock, $.001 par value, 100,000,000 shares
authorized, 24,541,594 shares
issued and outstanding	24,541
Additional paid-in capital	8,431,137
Deferred compensation	(66,139)
Accumulated deficit	(6,882,739)

Total stockholders' equity	1,506,803

$4,344,038

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003

Revenue	$2,867,921	$612,948

Costs and expenses:
Cost of emissions certificates	874,507	173,495
General and administrative expenses	4,901,360	1,781,370

Loss from operations	(2,907,946)	(1,341,917)
Interest expense	64,110	137,276

Net loss	$(2,972,056)	$(1,479,193)

Basic and diluted net loss per share	$(0.14)	$(0.16)

Weighted average shares outstanding, basic and diluted	21,893,637	9,009,795

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total

Balance at December 31, 2002			7,142,857	$71,429	$1,432,692	$-	$(2,431,490)	$(927,369)

Recapitalization due to reverse acquisition			2,857,143	(61,429)	61,429		-	-

Stock issued for services			600,000	600	119,400		-	120,000

Conversion of debentures			5,670,619	5,671	1,579,740		-	1,585,411

Compensation due to stock option grant			-	-	5,360		-	5,360

Net loss			-	-	-		(1,479,193)	(1,479,193)

Balance at December 31, 2003	-	$-	16,270,619	$16,271	$3,198,621	$-	$(3,910,683)	$(695,791)

Common stock issued for cash			3,310,144	3,310	984,240		-	987,550

Common stock issued for services			1,124,517	1,124	500,669		-	501,793

Conversion of notes payable			2,024,996	2,025	1,091,973		-	1,093,998

Compensation due to stock option grant	-	-	-	-	14,588		-	14,588
Preferred stock issued for cash, net of expenses	2,500	3			2,233,999			2,234,002

Preferred stock dividend					(164,932)			(164,932)

Common stock issued for antidilution agreement			855,000	855	(855)			-

Common stock issued for business acquisition			956,318	956	572,834			573,790

Compensation due to stock issued						(66,139)		(66,139)

Net loss	-	-	-	-	-		(2,972,056)	(2,972,056)
Balance at December 31, 2004	2,500	$3	24,541,594	$24,541	$8,431,137	$(66,139)	$(6,882,739)	$1,506,803

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net loss	$(2,972,056)	$(1,479,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251,103	207,476
Stock expense incurred in payment of promissory notes	489,812	-
Stock expense incurred in business acquisition	559,514	-
Acquisition fee	-	125,000
Stock issued for services	404,352	120,000
Changes in assets and liabilities, net of acquisitions:
Other current assets	(53,526)	(7,060)
Other assets	(52,029)	(5,225)
Accrued interest on long-term debt payable to related parties	(8,768)	136,815
Accounts payable and accrued liabilities	593,169	140,421

Net cash used in operating activities	(788,429)	(761,766)

Cash flows from investing activities:
Acquisition of businesses	(2,376,015)	-
Net purchases of property and equipment	(184,861)	(47,809)

Net cash used in investing activities	(2,560,876)	(47,809)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock
to related party, net of expenses	2,234,002	-
Proceeds from issuance of convertible debt to related party, net of expenses	-	417,000
Proceeds from issuance of common stock and warrants	987,550	-
Proceeds from promissory note payable to related party	231,600	265,000
Payments on promissory notes	(41,666)	-
Payments on capitalized leases	(54,981)	-

Net cash provided by financing activities	3,356,505	682,000

Net increase (decrease) in cash	7,200	(127,575)

Cash at beginning of year	9,231	136,806

Cash at end of year	$16,431	$9,231

Supplemental Information:

Cash paid during the year for interest	$14,043	$-

Cash paid during the year for income taxes	$-	$-

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of	$573,790	$-
Twenty Dollar Emission, Inc.
Equity securities issued in conversion of debentures	$-	$1,585,411
Equity securities issued in payment of notes payable	$1,093,998	$-
Promissory notes issued in connection with the acquisition of SIT	$1,321,000	$-

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1: Organization and Summary of Significant Accounting Policies

Emissions Testing, Inc. (Emissions Testing) was incorporated on May 5, 2000 under the laws of the state of Georgia for the primary business purpose of opening, acquiring, developing and operating vehicle emission testing stations. Effective as of March 19, 2002, Emissions Testing and Speedemissions, LLC merged and changed its name to Speedemissions, Inc. Effective as of June 16, 2003, Speedemissions, Inc. (Speedemissions or the Company) entered into an acquisition agreement with SKTF Enterprises, Inc. (SKTF). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for 9,000,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF.

SKTF was a development stage company that had not begun operations and had no revenues and a minimal amount of assets and liabilities. For accounting purposes, Speedemissions is viewed as the acquiring entity and has accounted for the transaction as a reverse acquisition. Accounting and reporting guidance indicates that the merger of a private operating company into a nonoperating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization.

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

Consolidation

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

As of December 31, 2004 the Company operated, twenty-five (25) emissions testing stations and seven (7) mobile units in Georgia and Texas. As of December 31, 2003 the Company operated five (5) emissions testing stations, including two (2) stations in the metropolitan Atlanta, Georgia area and three (3) stations in the metropolitan Houston, Texas area. The Company does business under the trade name Speedemissions. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emission test is limited to $25.00 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state of Georgia is approximately $6.95 per certificate and is shown separately in the accompanying consolidated statements of operations. Under current state of Texas law, the charge for an emission test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates due to the state of Texas varies between approximately $5.50 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying consolidated statements of operations. In some cases, in response to competitive situations, the Company has charged less than the statutory maximum revenue charges allowed.

The Company normally requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At December 31, 2004 and 2003, the allowance for retest costs was not material.

Property and Equipment

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

Impairment of Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment was not impaired as of December 31, 2004 or 2003.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of December 31, 2004 and 2003.

Income Taxes

Deferred income taxes are provided principally for the tax effect of net operating loss carryforwards.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $27,551 in 2004 and $11,584 in 2003.

Fair Value of Financial Instruments

The carrying amounts of cash approximate fair value because of the short-term nature of these accounts. Management does not believe it is practicable to estimate the fair value of its liability financial instruments because of the Company's financial position.

Accounting for Business Combinations

Statement of Financial Accounting Standards No 141, Business Combinations (SFAS 141), prescribes the accounting for all business combinations by, among other things, requiring the use of the purchase method of accounting. SFAS 141 was effective for the Company for business combinations consummated after June 30, 2001.

Net Loss Per Common Share

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

Cash

At times, cash balances may exceed federally insured amounts. The Company believes it mitigates risks by depositing cash with major financial institutions.

Accounting for Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, in accounting for stock options and does not recognize compensation expense under the fair value provisions of SFAS 123. Beginning with the first reporting period that begins after December 31, 2005, we will no longer be allowed to use the intrinsic value recognition method and instead will recognize the cost of employee services received in exchange for equity securities based on the grant date fair value of the awards.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Stock-based employee compensation cost has been reflected in net loss in the accompanying consolidated statements of operations, for the 400,000 options classified as variable stock options granted that had an exercise price less than the market value of the underlying common stock on the date of grant (see Note 7). At the end of each calendar quarter, the Company determines a value for the financial effect of the variable stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2004	2003

Net loss, as reported	$(2,972,056)	$(1,479,193)
Deduct: Total stock-based employee compensation expense
determined under the fair value method for all awards, net of
related tax effects	144,905	1,507
Pro forma net loss	$(3,116,961)	$(1,480,700)

Loss per share:
Basic and diluted, as reported	$(0.14)	$(0.16)
Basic and diluted, pro forma	$(0.14)	$(0.16)

The fair value of stock options issued during 2004 and 2003 has been determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.00%; expected lives of 3 years; expected volatility of 45.00%; and no dividend yield.

Recently Issued Accounting Standards

Recent pronouncements that potentially affect these or future financial statements include:

FASB Statement No. 123R - Share Based Payment On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.  The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006.

Note 2: Going Concern

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred net losses and operating cash flow deficiencies in 2004 and 2003 and had a deficit in working capital of $1,416,578 (including $540,934 in current portion of long-term debt payable to related parties) at December 31, 2004. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations. The Company is actively seeking new sources of financing, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

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

Note 3: Property and Equipment

Property and equipment at December 31, 2004 was as follows:

Land	$240,000
Building	10,000
Emission testing equipment	928,563
Furniture, fixtures and office equipment	30,764
Vehicles	10,548
Leasehold improvements	448,586
1,668,461
Less accumulated depreciation and amortization	467,172
$1,201,289

Depreciation and amortization expense associated with property and equipment totaled $251,103 in 2004 and $95,963 in 2003.

At December 31, 2004, approximately $86,000 of emission testing equipment represented equipment held for use in future emission testing stations.

Note 4: Long-Term Debt Payable to Related Parties

Long-term debt payable to related parties at December 31, 2004 was as follows:

GCA Fund 10% note (a)	$300,000
V2R 10% note (b)	83,334
Calabria 5% note (c)	25,600
State Inspections of Texas 12.5% note (d)	120,000
State inspections of Texas non-interest bearing note (e)	36,000
State Inspections of Texas 12.5% note (f)	1,285,000
1,849,934
Less current portion	540,934
$1,309,000

(a) The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 15, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2005. At December 31, 2004, the Company had made no interest payments to GCA Fund and thus was not in compliance with the applicable interest payment provisions of the promissory note payable agreements; however, the Company obtained a waiver from GCA Fund regarding such noncompliance.

The $300,000 promissory note payable is mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreement, including but not limited to a change in control, as defined. The promissory note payable agreement contains certain financial and nonfinancial covenants to which the Company must adhere.

(b) On June 13, 2003, the Company entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made one payment of $41,666, leaving an unpaid balance of principal and interest of approximately $92,400 as of December 31, 2004.

(c) The president and chief executive officer of the Company had advanced the Company $25,600 as of December 31, 2004, on several unsecured promissory notes. Principal and interest on the notes are due and payable in 180 days, from their respective date of issuance, and carry interest at 5%.

(d) On November 15, 2004, State Inspections of Texas, Inc. ("SIT") advanced the Company $120,000 on a secured promissory note. The note is due and payable in 180 days, from the date of issuance, and carries interest at 12.5%. The note is secured by certain real property of the Company.

(e) On December 1, 2004, SIT sold the Company certain assets for $36,000 on an unsecured promissory note. The note is due and payable in 36 equal monthly installments, starting January 2005 and ending December 2008 and carries no interest.

(f) On December 30, 2004, SIT sold the Company certain assets for $1,285,000 on a secured promissory note. Payment terms of the note are; interest only (12.5% annually) payable monthly from February 2005 through January 2006, monthly principal and interest payments of $43,000 from February 2006 through June 2008 and a final payment of approximately $291,000 in July 2008. The note is secured by the assets sold to the Company by SIT under the terms of this promissory note.

Future minimum debt payments required were as follows at December 31, 2004:

2005	$540,934
2006	353,897
2007	432,726
2008	522,377
2009 and later	-
$1,849,934

Note 5: Income Taxes

As of December 31, 2004, the Company had net operating loss (NOL) carryforwards of approximately $6,046,000 that may be used to offset future taxable income. If not utilized, the NOL carryforwards will expire at various dates through 2024.

Differences between the income tax benefit reported in the statements of operations for 2004 and 2003 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2004	2003

Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	-%	-%

Noncurrent deferred income tax assets at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Net operating loss carryforwards	$2,298,000	$1,213,000
Less valuation allowance	(2,298,000)	(1,213,000)
Net deferred tax asset	$-	$-

A valuation allowance was established for the tax benefit of the NOL carryforwards for which realization was not considered more likely than not. At December 31, 2004 and 2003, the valuation allowance was adjusted such that no net deferred tax assets were recognized. The valuation allowance totaled $2,298,000 at December 31, 2004.

Note 6: Leasing Activities

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

Certain of the above leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2004 and 2003, the excess of rent expense over cash payments was approximately $40,000 and $13,000, respectively. Such amount is included in accounts payable and accrued liabilities in the accompanying 2004 consolidated balance sheet.

Future minimum rental payments required under the noncancelable operating leases were as follows at December 31, 2004:

2005	$857,174
2006	562,396
2007	434,419
2008	334,978
2009 and later	993,324
$3,182,291

Rent expense under all operating leases totaled $534,032 in 2004 and $167,457 in 2003.

Note 7: Equity Transactions

Preferred Stock

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

The Preferred Stock accrues a dividend of 7% per annum, and each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock, or 2,500,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.25 per share of common stock to be acquired upon exercise. In the event of a liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

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

In 2004 and 2003, the Company issued 1,124,517 and 600,000 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized expense of $404,352 and $120,000 in 2004 and 2003, respectively. (see note 8).

On January 18, 2004, the Company and GCA Fund agreed to convert the principal amount of a $225,000 promissory note) and accrued interest amount of approximately $55,000 outstanding into 1,100,000 shares of the Company’s common stock at an exchange rate of $0.25 per common share. As a result of the conversion, the Company recorded an expense of approximately $231,000 during the quarter ended March 31, 2004. The expense was recorded as a result of the difference between the $0.25 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

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

As of March 31, 2004, the president and chief executive officer of the Company had advanced the Company $315,000 on several unsecured promissory notes. The notes were due and payable in 180 days, from their respective date of issuance, and carried interest at 5%. On June 16, 2004, the Company and its president and chief executive officer agreed to convert the principal amount of the $315,000 promissory note and accrued interest amount of approximately $8,700 outstanding into 924,996 shares of the Company’s common stock representing an exchange rate of $0.35 per common share. As a result of the conversion, the Company recorded an expense of approximately $259,000 during the quarter ended June 30, 2004. The expense was recorded as a result of the difference between the $0.35 per share conversion price and the closing bid price for the Company’s common stock on the date of the conversion agreement.

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

Speedemissions had reserved 10,000,000 shares of common stock for issuance to GCA Fund upon conversion of the convertible debentures issued to GCA Fund pursuant to the 2002 agreement (see Note 4). Effective with the June 16, 2003 reverse acquisition with SKTF, this conversion obligation was assumed by SKTF and accordingly 5,670,619 of SKTF common stock was issued in the December 18, 2003 debenture conversion.

Stock Option Plan and Warrants

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 1,000,000 shares of common stock have been reserved for issuance under the plan.

On October 2, 2003 the Company issued options to purchase up to 400,000 shares of common stock at an exercise price of $2.00 per share. No stock-based employee compensation cost was recorded related to these options as the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. The 400,000 options granted on December 19, 2003 have been reclassified as variable stock options since they had an exercise price less than the market value of the underlying common stock on the date of grant. The Company recorded $14,589 and $5,360 in compensation expense, respectively, during 2004 and 2003.

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

On January 5, 2004, the Company granted 55,000 stock options to three of its employees. All of the options carried an exercise price of $.40, vested as of the date of the grant and expire January 4, 2014. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

On April 20, 2004, the Company granted 75,000 stock options to two of its employees. All of the options carried an exercise price of $.515, vested as of the date of the grant and expire April 19, 2014. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

On November 17, 2004, the Company granted 126,750 stock options to five of its employees. All of the options carried an exercise price of $.30, vested as of the date of the grant and expire November 17, 2014. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

As of December 31, 2004, options to purchase a total of 686,750 shares had been granted under this plan and options to purchase 486,750 shares were exercisable. The weighted-average remaining contractual life in years was 9.18 at December 31, 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2004:

	2003	2004

Risk free interest rate	3.00%	3.00%
Expected life	3 years	3 years
Expected volatility	45%	45%
Expected dividend yield	---	---

The following table sets forth the options granted under the Speedemissions Stock Option Plan as of December 31, 2004:

	2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	0	$0.00	430,000	$0.25
Granted	830,000	1.09	256,750	0.38
Cancelled	(400,000)	2.00	(-)	0.00
ExExercised	—	—	(-)	0.00
Outstanding at end of year	430,000	$0.25	686,750	$0.30
Options exerciseable at end of year	130,000	0.25	486,750	$0.32

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding
Options Outstanding	Weighted Average Remaining Life	Exercise Price

430,000	8.97 years	$0.25
55,000	9.02 years	0.40
75,000	9.30 years	0.52
126,750	9.88 years	0.30
686,750

The following table summarizes information about stock warrants issued in 2003 and 2004, also the amount outstanding at December 31, 2004:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price

25,000	3.46 years	$0.01	25,000	$0.01
275,000	5.08 years	$0.25	275,000	$0.25
1,905,073	3.60 years	$0.75	1,905,073	$0.75
450,000	4.14 years	$1.05	450,000	$1.05
2,500,000	4.06 years	$1.25	2,500,000	$1.25
5,155,073			5,155,073

Additional Warrants

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. At December 31, 2004, the warrant is exerciseable.

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

Note 8: Consulting Agreements

In connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continues for 30 months at a consulting fee of $8,334 per month. The new agreement grants V2R warrants to purchase 100,000 shares of the Company's common stock at $0.25 per share. The warrants vest in two increments of 50,000 on January 1, 2005 and 2006, respectively. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the years ended December 31, 2004 and 2003, the Company paid a total of approximately $29,900 and $70,100, respectively, under the consulting agreement.

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

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. During 2003, the Company recognized $18,750 in general and administrative expenses related to this agreement. On January 7, 2004, March 9, 2004 and May 7, 2004, the Company issued a total of 450,000 shares of its common stock under the terms of its consulting agreement with a public relations firm. During the year ended December 31, 2004, the Company recognized approximately $218,000 in general and administrative expenses related to this agreement.

Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. The Company issued, on May 24 and August 24, 2004, a total of 180,000 shares of its common stock, under the terms of this agreement. During the year ended December 31, 2004, the Company recognized $93,400 in general and administrative expenses related to this agreement.

On October 8, 2004, the Company issued a total of 90,000 shares of its common stock, to a financial consulting firm in exchange for consulting services rendered. During the year ended December 31, 2004, the Company recognized $37,800 in general and administrative expenses related to these services.

Effective November 5, 2004, the Company entered into an agreement with an equity research services firm to issue stock in exchange for consulting services to be rendered by the equity research services firm. The Company issued, on November 5, 2004, a total of 312,500 shares of its common stock, under the terms of this agreement. During the year ended December 31, 2004, the Company recognized approximately $12,000 in general and administrative expenses related to this agreement.

Note 9: Related Party Transactions

The Company has a $300,000 promissory note payable to the GCA Fund, which had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 15, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2005. At December 31, 2004, the Company had made no interest payments to GCA Fund and thus was not in compliance with the applicable interest payment provisions of the promissory note payable agreements; however, the Company obtained a waiver from GCA Fund regarding such noncompliance.

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

In connection with the June 16, 2003, acquisition of Speedemissions, the Company agreed to pay an acquisition fee of $225,000 to V2R, LLC (V2R), an entity controlled by an existing minority stockholder of SKTF. Such amount is included in general and administrative expenses in the accompanying 2003 consolidated statements of operations. Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note (see Note 4). Additionally, Speedemissions agreed to issue a warrant (see Note 7) to V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share (see Note 7) and entered into a consulting agreement with V2R that, among other things, provides for a monthly consulting fee and provides for a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. Subsequent to December 31, 2003, this agreement was cancelled and replaced by a new agreement (see Note 8).

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

The president and chief executive officer of the Company had advanced the Company $265,000 as of December 31, 2003. During 2004 this amount increased to $315,000 documented on several unsecured promissory notes. The notes were due and payable in 180 days, from their respective date of issuance, and carried interest at 5%. On June 16, 2004, the Company and its president and chief executive officer agreed to convert the principal amount of the $315,000 promissory note and accrued interest amount of approximately $8,700 outstanding into 924,996 shares of the Company’s common stock representing an exchange rate of $0.35 per common share.

The president and chief executive officer of the Company had advanced the Company $25,600 as of December 31, 2004, on several unsecured promissory notes. Principal and interest on the notes are due and payable in 180 days, from their respective date of issuance, and carry interest at 5%.

On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the Preferred Stock) and 2,500,000 common stock purchase warrants (the Warrants) to GCA Strategic Investment Fund Limited, an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000. The Preferred Stock accrues a dividend of 7% per annum, and each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock, or 2,500,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.25 per share of common stock to be acquired upon exercise. In the event of a liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

On January 30, 2004, the Company completed the acquisition of all of the assets of the businesses known and operated as $20 Emission (the $20 Acquired Assets). The $20 Acquired Assets constitute all of the business assets of seven emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name. In exchange for the $20 Acquired Assets, the Company paid the purchase price of $1,001,000 in cash (the Cash Purchase Amount) and issued an aggregate of 956,318 shares of Company common stock (the Stock Purchase Shares) and, together with the Cash Purchase Amount, (the $20 Purchase Price) to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron (each a Seller and collectively the Sellers), and the Sellers’ designee. The Cash Purchase Amount and 622,985 of the Stock Purchase Shares were paid to the Sellers’ lender, Global Capital Funding Group, LP (Global), who is an affiliate of the Company and Kenneth Cameron who is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emission. The Cash Purchase Amount was paid by the Company using funds raised in its $2,500,000 private placement of its Series A Convertible Preferred Stock.

Note 10: Business Acquisitions

Holbrook

Effective January 21, 2004, the Company purchased, for $1,250,000 in cash, substantially all the assets of Holbrook Texaco, Inc. and NRH Enterprises, Inc. (Holbrook). The assets purchased included the business assets of five emissions testing stations, which the Company intends to continue to operate under the Speedemissions name. The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired was established. The purchase price allocation was based on the estimated fair values of the assets acquired. Such fair values were estimated by management.

The purchase price allocation was as follows:

Assets acquired

Current assets	$29,824
Property and equipment	167,012
Goodwill	1,053,164
$1,250,000
Purchase price

Cash	$1,250,000

The following pro-forma condensed statement of operations has been prepared as if the acquisition of Holbrook was consummated as of the beginning of the period presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

2004
(unaudited)

Revenue	$2,982,822
Net (loss)	$(2,976,472)
Net (loss) per share, basic and diluted	$(0.14)
Weighted average common shares outstanding	21,893,637

$20 Emissions

Effective January 30, 2004, the Company purchased, for approximately $1,574,000 in cash and stock, substantially all the assets and assumed specified liabilities of Twenty Dollar Emission, Inc. ($20 Emissions). The Cash Purchase Amount and 622,985 of the Stock Purchase Shares were paid to the sellers’ lender, Global Capital Funding Group, LP (Global), who is an affiliate of the Company and Kenneth Cameron who is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emission. The assets purchased included the business assets of seven emissions testing stations, which the Company intends to continue to operate under the Speedemissions name. The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition. The assets and liabilities of $20 Emissions were recorded at historical cost on the acquisition date as $20 Emissions and the Company were deemed to be under common control. A loss of $559,514 resulting from the acquisition is included in general and administrative expenses.

The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired and liabilities assumed was established. The purchase price allocation was based on the estimated fair values of the assets acquired and liabilities assumed. Such fair values were estimated by management.

The purchase price allocation was as follows:

Current assets	$42,469
Property and equipment	335,596
Other assets	10,530
Goodwill	767,760
Acquisition expenses	559,514

$1,715,869

Purchase price

Cash	$1,001,000
Common Stock	573,790
Capital lease obligation	124,166
Accrued expenses	16,913
$1,715,869

The following pro-forma condensed statement of operations has been prepared as if the acquisition of $20 Emissions was consummated as of the beginning of the period presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

2004
(unaudited)

Revenue	$2,950,116
Net (loss)	$(3,000,783)
Net (loss) per share, basic and diluted	$(0.14)
Weighted average common shares outstanding	21,893,637

SIT

On December 30, 2004, the Company completed the acquisition of substantially all of the assets of State Inspections of Texas, Inc. (SIT). The SIT assets constitute all of the business assets of six operating emission testing stations in the Houston, Texas area, which the Company intends to continue to operate under the State Inspections of Texas name. The Company made the acquisition to increase its market share in the Houston, Texas, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

The purchase price of $1,285,000 was paid in the form of a promissory note to SIT. SIT is an unrelated party to the Company and its affiliates.

The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired was established. The purchase price allocation was based on the estimated fair values of the assets acquired. Such fair values were estimated by management.

The purchase price allocation was as follows:

Assets acquired

Property and equipment	$196,550
Goodwill	1,088,450
$1,285,000
Purchase price

Promissory note	$1,285,000

The following pro-forma condensed statement of operations has been prepared as if the acquisition of SIT was consummated as of the beginning of the period presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

2004
(unaudited)

Revenue	$4,378,503
Net (loss)	$(2,837,006)
Net (loss) per share, basic and diluted	$(0.13)
Weighted average common shares outstanding	21,893,637

BB&S

On June 16, 2004, the Company completed the acquisition of all of the assets of the business known and operated as BB&S Emissions, LLC (the BB&S Acquired Assets). The Company paid the purchase price of $125,015 in cash and assumed $4,716 in a capitalized lease obligation. The BB&S Acquired Assets constitute all of the business assets of an emissions testing station in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name.

As a result of the acquisitions mentioned above, plus the opening of two new stations and the closing of an existing station, the Company increased its number of emissions testing stations from five, as of December 31, 2003, to twenty-five (25) emissions testing stations plus seven (7) mobile units, as of December 31, 2004.

For all of the acquisitions, the acquired companies' results of operations are included in the Company's financial statements beginning with the acquisition date.

Note 11: Risk and Uncertainties

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

Note 12: Subsequent Events

On January 18, 2005, the Company issued 250,000 shares of its common stock to two consultants for services rendered.

On January 26, 2005, the Company executed a promissory note in favor of GCA Strategic Investment Fund Limited in the principal amount of $350,000, and on that date the Company received funds in the same amount. Under the terms of the note, we are obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005. The obligation is secured by certain of our real property. We will use the funds for general working capital purposes. In connection with and as consideration for the issuance of the promissory note, we issued warrants to acquire a total of 200,000 shares of our common stock at $0.357 per share, and entered into a registration rights agreement in connection therewith. We issued to GCA Strategic Investment Fund Limited warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Strategic Investment Fund Limited, warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share.

Note 13- Significant Fourth Quarter Adjustments

During the fourth quarter, we recorded the following adjustments:

During the second and third quarters, sales of our common stock under private placement offerings were recorded incorrectly. The result of the correction in the fourth quarter resulted in the reduction of general and administrative expenses of $332,883.

During the third quarter, common stock issued pursuant to an anti-dilution clause was recorded incorrectly. The result of the correction in the fourth quarter resulted in the reduction of general and administrative expenses of $453,150.

******