Form 10QSB
period 2005-03-31
SPEEDEMISSIONS INC
filed 2005-05-13
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number: 000-49688

Speedemissions, Inc.
(Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 4, 2005, there were 25,291,594 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1    Financial Statements

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Balance Sheet
March 31, 2005
(Unaudited)

Assets

Current assets:
Cash	$62,644
Other current assets	116,106
Total current assets	178,750

Property and equipment, at cost less accumulated depreciation and amortization	1,113,183

Goodwill	2,954,941

Other assets	63,354
Total assets	$4,310,228

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$592,222
Debt payable to related parties	933,206
Accrued interest on debt payable to related parties	171,764
Current portion of capitalized lease obligation	43,024
Total current liabilities	1,740,216

Long-term liabilities:
Debt payable to related parties, less current portion	1,246,728
Capitalized lease obligation, less current portion	16,401
Total long-term liabilities	1,263,129

Total liabilities	3,003,345

Commitments and contingencies

Stockholders' equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Common stock, $.001 par value, 100,000,000 shares authorized 25,041,594 shares issued and outstanding	25,042
Additional paid-in capital	8,573,188
Deferred compensation	(46,875)
Accumulated deficit	(7,244,475)
Total stockholders' equity	1,306,883
Total liabilities and stockholders' equity	$4,310,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenue	$1,278,290	$618,397

Costs and expenses:
Cost of emissions certificates	429,043	185,408
General and administrative expenses	1,146,889	1,652,556

Loss from operations	(297,642)	(1,219,567)
Interest expense	64,093	18,931
Net loss	$(361,735)	$(1,238,498)

Basic and diluted net loss per share	$(0.01)	$(0.07)

Weighted average shares outstanding, basic and diluted	24,844,372	19,051,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Operating activities:
Net (loss)	$(361,735)	$(1,238,498)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	88,105	52,497
Stock expense incurred in payment of promissory notes	--	258,563
Stock expense incurred in business acquisition	--	559,514
Stock option expenses	(19,949)	46,909
Stock issued for services	181,764	96,300
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(8,083)	(133,521)
Other assets	--	(23,956)
Accrued interest on long-term debt payable to related parties	58,427	16,015
Accounts payable and accrued liabilities	(207,839)	65,913

Net cash used by operating activities	(269,310)	(300,264)

Cash flows from investing activities:
Acquisition of businesses	--	(2,251,000)
Net purchases of property and equipment	--	(58,195)

Net cash used by investing activities	--	(2,309,195)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	--	2,234,000
Proceeds from issuance of common stock and warrants	--	427,500
Proceeds from promissory note payable to related party	350,000	50,000
Payments on promissory notes	(20,000)	(41,666)
Payments on capitalized leases	(14,477)	--
Net cash provided by financing activities	315,523	2,669,834
Net increase in cash	46,213	60,375

Cash at beginning of period, December 31	16,431	9,231
Cash at end of period, March 31	$62,644	$69,606

Supplemental Information:
Cash paid during the period for interest	$4,797	$2,898

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of	$--	$573,790
Twenty Dollar Emission, Inc.
Equity securities issued in payment of notes payable	$--	$539,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.
(Accounting and Reporting Successor to SKTF Enterprises, Inc.)
Notes to Condensed Consolidated Financial Statements

March 31, 2005
(Unaudited)

Note 1: Basis of Presentation

Emissions Testing, Inc. (Emissions Testing) was incorporated on May 5, 2000 under the laws of the state of Georgia for the primary business purpose of opening, acquiring, developing and operating vehicle emissions testing stations. Effective as of March 19, 2002, Emissions Testing and Speedemissions, LLC merged and changed its name to Speedemissions, Inc. Effective as of June 16, 2003, Speedemissions, Inc. (Speedemissions or the Company) entered into an acquisition agreement with SKTF Enterprises, Inc. (SKTF). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for 9,000,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim condensed consolidated financial statements should be read in conjunction our Company’s audited financial statements contained in our Form 10-KSB for the year ended December 31, 2004.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing and operating vehicle emissions testing stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

As of March 31, 2005 the Company operated, twenty-three (23) emissions testing stations and four (4) mobile units in Georgia and Texas. The Company does business under the trade name Speedemissions. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as the testing services are performed. Under current state of Georgia law, the charge for an emissions test is limited to $25.00 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates paid to the state of Georgia is approximately $6.95 per certificate and is shown separately in the accompanying condensed consolidated statements of operations. Under current state of Texas law, the charge for an emissions test is generally limited to $39.50 per vehicle, which is recorded by the Company as gross revenue. The cost of emissions certificates paid to the state of Texas varies between approximately $5.50 and $14.00 per certificate depending on the type of test and is shown separately in the accompanying condensed consolidated statements of operations. In some cases, in response to competitive situations, the Company has charged less than the statutory maximum revenue charges allowed.

The Company normally requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At March 31, 2005 and 2004, the allowance for retest costs was not material.

Fair Value of Financial Instruments

The carrying amounts of cash, approximate fair value because of the short-term nature of these accounts. Management does not believe it is practicable to estimate the fair value of its liability of its financial instruments because of the Company's financial position.

Accounting for Business Combinations

Statement of Financial Accounting Standards No 141, Business Combinations (SFAS 141), prescribes the accounting for all business combinations by, among other things, requiring the use of the purchase method of accounting. SFAS 141 was effective for the Company for business combinations consummated after June 30, 2001.

Impairment of Long-Lived Assets

Property and Equipment

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of the carrying amount of the assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment was not impaired as of March 31, 2005 or 2004.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of March 31, 2005 and 2004.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be antidilutive and are excluded from the computation of diluted net loss per share.

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

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Stock-based employee compensation cost has been reflected in net loss in the accompanying consolidated statements of operations, for the 400,000 options classified as variable stock options granted that had an exercise price less than the market value of the underlying common stock on the date of grant (see Note 5). At the end of each calendar quarter, the Company determines a value for the financial effect of the variable stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended March 31,
	2005	2004

Net loss, as reported	$(361,735)	$(1,238,498)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	36,915	242,488
Pro forma net loss	$(398,650)	$(1,480,986)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.07)
Basic and diluted, pro forma	$(0.02)	$(0.08)

The fair value of stock options issued during the three months ended March 31, 2005 and 2004 has been determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.00%; expected lives of 3 years; expected volatility of 45.00%; and no dividend yield.

Recently Issued Accounting Standard

FASB statement No. 123R, “Share Based Payment” becomes effective at the beginning of the Company’s quarter ending March 31, 2006 and will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allow pro forma disclosure as an alternative to financial statement recognition.

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred net losses and operating cash flow deficiencies in 2005, 2004 and 2003 and had a deficit in working capital of $1,561,466 (including $1,104,970 in accrued interest and current portion of long-term debt payable to related parties) at March 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations. The Company is actively seeking new sources of financing, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

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

Note 4: Long-Term Debt Payable to Related Parties

Long-term debt payable to related parties at March 31, 2005 was as follows:

GCA Fund 10% note (a)	$300,000
V2R 10% note (b)	63,334
Calabria 5% note (c)	25,600
State Inspections of Texas 12.5% note (d)	120,000
State inspections of Texas non-interest bearing note (e)	36,000
State Inspections of Texas 12.5% note (f)	1,285,000
GCA Fund 8% note (g)	350,000

2,179,934
Less current portion	933,206
$1,246,728

(a) The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 15, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2005. At March 31, 2005, the Company had made no interest payments to GCA Fund and thus was not in compliance with the applicable interest payment provisions of the promissory note payable agreements; however, the Company obtained a waiver from GCA Fund regarding such noncompliance.

The $300,000 promissory note payable is mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreement, including but not limited to a change in control, as defined. The promissory note payable agreement contains certain financial and nonfinancial covenants to which the Company must adhere.

(b) On June 13, 2003, the Company entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made two payments totaling $61,666, leaving an unpaid balance of principal and interest of approximately $74,200 as of March 31, 2005.

(c) An entity controlled by the president and chief executive officer of the Company had advanced the Company $25,600 during 2004, on several unsecured promissory notes. Principal and interest on the notes were due and payable in 180 days, from their respective date of issuance, and carry interest at 5%. Effective as of March 29, 2005, the Company and the president and chief executive officer of the Company agreed to extend the maturity dates to July 1, 2005.

(d) On November 15, 2004, State Inspections of Texas, Inc. ("SIT") advanced the Company $120,000 on a secured promissory note. The note is due and payable in 180 days, from the date of issuance, and carries interest at 12.5%. The note is secured by certain real property of the Company. Effective March 31, 2005, the due date on the note was extended to November 15, 2005.

(e) On December 1, 2004, SIT sold the Company certain assets for $36,000 on an unsecured promissory note. The note was due and payable in 36 equal monthly installments, starting January 2005 and ending December 2008 and carries no interest. No payments on this note were made during the quarter ended March 31, 2005, and effective March 31, 2005 the starting date for the monthly payments was extended to August 2005.

(f) On December 30, 2004, SIT sold the Company certain assets for $1,285,000 on a secured promissory note. Payment terms of the note are; interest only (12.5% annually) payable monthly from February 2005 through January 2006, monthly principal and interest payments of $43,000 from February 2006 through June 2008 and a final payment of approximately $291,000 in July 2008. The note is secured by the assets sold to the Company by SIT under the terms of this promissory note. No interest payments on this note were made during the quarter ended March 31, 2005, and effective March 31, 2005 the starting date for the monthly payments was extended to September 2005.

(g) On January 26, 2005, the Company executed a promissory note in favor of GCA Strategic Investment Fund Limited in the principal amount of $350,000, and on that date the Company received funds in the same amount. Under the terms of the note, we were obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005, however payment was not made on that date. Effective as of March 31, 2005, the Company and GCA Fund agreed to extend the maturity date to October 31, 2005. The obligation is secured by certain of our real property. We will use the funds for general working capital purposes. In connection with and as consideration for the issuance of the promissory note, we issued warrants to acquire a total of 200,000 shares of our common stock at $0.357 per share, and entered into a registration rights agreement in connection therewith. We issued to GCA Strategic Investment Fund Limited warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Strategic Investment Fund Limited, warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share.

Note 5: Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At March 31, 2005
(unaudited)

Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	$3
Common stock, $.001 par value, 100,000,000 shares authorized, 25,041,594 shares issued and outstanding	25,042
Additional paid in capital	8,573,188
Deferred compensation	(46,875)
Accumulated deficit	(7,244,475)
Total stockholders’ equity	$1,306,883

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

The Preferred Stock accrues a dividend of 7% per annum, and each share of Preferred Stock is convertible into 1,000 shares of the Company’s common stock or 2,500,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.25 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 25,041,594 and 24,541,594 shares were issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.

In the three months ended March 31, 2005 and 2004, the Company issued 500,000 and 410,000 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized expense of $75,000 and $129,800 in the three months ended March 31, 2005 and 2004, respectively. (see note 7).

Stock Option Plan

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 1,000,000 shares of common stock have been reserved for issuance under the plan. There were 921,750 and 686,750 stock options issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.

On October 2, 2003 the Company issued options to purchase up to 400,000 shares of common stock at an exercise price of $2.00 per share. No stock-based employee compensation cost was recorded related to these options as the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. The 400,000 options granted on December 19, 2003 have been reclassified as variable stock options since they had an exercise price less than the market value of the underlying common stock on the date of grant. The Company recorded $(19,949) and $46,909 in compensation (income) expense, respectively, during the three months ended March 31, 2005 and 2004.

On March 10, 2005, the Company granted 235,000 stock options to ten of its employees. All of the options carried an exercise price of $.25, vested as of the date of the grant and expire March 10, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

Stock Warrants

There were 5,855,073 and 5,155,073 common stock warrants issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.

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

On February 22, 2005, we issued warrants to acquire up to 250,000 shares of our common stock, restricted in accordance with Rule 144, to Richard A. Parlontieri, our President and a Director. These warrants were issued as incentive compensation for his work for us and at an exercise price of $0.25 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Parlontieri is a sophisticated investor.

On March 10, 2005, we issued warrants to acquire up to 250,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants. These warrants were issued for services rendered to us and at an exercise price of $0.25 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultants are sophisticated investors and familiar with our operations.

Additional Warrants

In connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R. The warrant entitles V2R to purchase 130,000 shares of Speedemissions common stock at an exercise price of $.01 per share. At December 31, 2004, the warrant was exercisable.

Note 6: Income Taxes

As of December 31, 2004, Speedemissions had net operating loss (NOL) carryforwards of approximately $6,046,000 that may be used to offset future taxable income. The NOL carryforwards will expire at various dates through 2024.

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying condensed consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

Note 7: Consulting Agreements

In connection with the June 16, 2003 acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continues for 30 months at a consulting fee of $8,334 per month. The new agreement grants V2R warrants to purchase 100,000 shares of the Company's common stock at $0.25 per share. The warrants vest in two increments of 50,000 on January 1, 2005 and 2006, respectively. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the three months ended March 31, 2005 and 2004, the Company paid a total of approximately $7,500 and $35,100, respectively, under the consulting agreement.

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. On January 7, 2004 and March 9, 2004, the Company issued a total of 360,000 shares of its common stock under the terms of its consulting agreement with the public relations firm. During the three months ended March 31, 2004, the Company recognized approximately $96,300 in general and administrative expenses related to this agreement.

On February 25, 2004, the Company issued 50,000 shares of its common stock for services rendered during the three months ended March 31, 2004, recording an expense of $33,500 during that period.

Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. No services were performed and no shares were issued under the terms of this agreement during the quarter ended March 31, 2004.

Effective November 5, 2004, the Company entered into an agreement with an equity research services firm to issue stock in exchange for consulting services to be rendered by the equity research services firm. The Company issued, on November 5, 2004, a total of 312,500 shares of its common stock, under the terms of this agreement. During the three months ended March 31, 2005, the Company recognized approximately $19,300 in general and administrative expenses related to this agreement.

On January 18, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to two consultants for services rendered during the year ended December 31, 2004. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated purchasers.

On February 22, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the three months ended March 31, 2005, the Company recognized $75,000 in general and administrative expenses related to this agreement.

Note 8: Contingencies

The Company is involved in various proceedings and litigation arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2    Managements Discussion and Analysis

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

As of March 31, 2005 we operated twenty-three (23) vehicle emissions testing stations and four (4) mobile units in two separate markets, greater Atlanta, Georgia and Houston, Texas. This number of operating units reflects a closing of two Texas stations and a consolidation of mobile operations from seven (7) to four (4) units during the three months ended March 31, 2005. These actions were taken to improve efficiencies and increase profitability. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

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

The following analysis compares the results of operations for the three-month period ended March 31, 2005 to the comparable period ended March 31, 2004.

Results of Operations

Introduction

Our operations reflect a significantly different company as of March 31, 2005 versus March 31, 2004. As of March 31, 2004 we operated fourteen (14) emissions testing stations in Georgia and three (3) emissions testing stations in Texas. Subsequent to March 31, 2004 we made two (2) acquisitions which resulted in the addition of six (6) and one (1) emissions testing stations respectively in Texas and Georgia and seven (7) mobile units in Georgia. We have also opened a new store in Georgia since March 31, 2004. During the three months ended March 31, 2005 we closed two (2) Texas stations and consolidated mobile operations from seven (7) to four (4) units. These actions were taken to improve efficiencies and increase profitability. As a result, we operated a total of twenty-three (23) stations and four (4) mobile units as of March 31, 2005. Therefore, our operating expenses and revenues during the three months ended March 31, 2005 were significantly greater than the three months ended March 31, 2004.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and December 31, 2004 are as follows:

	3 Months Ended	3 Months Ended	Percentage	3 Months Ended
	March 31, 2005	March 31, 2004	Change	December 31, 2004

Revenue	$1,278,290	$618,397	107%	$ $ 746,515
Cost of Emission Certificates	429,043	185,408	131%	225,075
General & Administrative Expenses	1,146,889	1,652,556	(31)%	946,765
Loss from Operations	$(297,642)	$(1,219,567)	(76)%	$(425,325)

Our revenues increased in the three months ended March 31, 2005 primarily because of the six stations we acquired via acquisition during December 2004, plus the single station acquired during June 2004. For the fourth quarter of 2004, our average per-station revenue was $39,000, compared to over $56,000 for the first quarter of 2005, an increase of over $17,000 per station. Contributing to the increase in revenues from fourth quarter 2004 to first quarter 2005 was the closing of two unprofitable stations during January 2005. Our cost of emission certificates increased in the three months ended March 31, 2005 as compared to the same period in 2004 primarily because of the seven stations we acquired after March 31, 2004.

Our general and administrative expenses during the three months ended March 31, 2005 were $1,146,889, a decrease of $505,667, or (31)% as compared to the three months ended March 31, 2004. The primary causes of the decreased general and administrative expenses were the following expenses recorded in the three months ended March 31, 2004, which did not occur in the three months ended March 31, 2005:

Excess of purchase price over fair market value of assets purchased	$559,514
Discount from market price on 1,100,000 common shares issued in debt conversion	231,000
Compensation expense associated with 400,000 variable stock options	46,909
$837,423

Partially offsetting the above expense decreases were increases in general and administrative expenses due to the seven (7) stations added after March 31, 2004 amounting to approximately $346,000.

Interest Expense and Net Loss

Our interest expense and net loss for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004	% Change

Interest Expense	$64,093	$18,931	239%

Net Loss	(361,735)	(1,238,498)	(71)%

Basic and Diluted Loss per Share	$(0.01)	$(0.07)	(86)%

Our interest expense during the three months ended March 31, 2005 was $64,093, a $45,162, or 239% increase compared to $18,931 for the three months ended March 31, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,482,000 from March 31, 2004 to March 31, 2005. Total long-term debt, including current portion, as of March 31, 2005 was approximately $2,180,000.

During the three months ended March 31, 2005, we had a net loss of $361,735 or $0.01 per weighted-average share. During the three months ended March 31, 20043, we reported a net loss of $1,238,498 or $0.07 per weighted-average share. The $876,763 decrease in net loss for the three months ended March 31, 2005 was primarily due to approximately $837,000 in cost decreases related to stock, capital raise and acquisition transactions, as detailed above, partially offset by an increase of approximately $346,000 in general and administrative expenses, due to the acquisition of seven new stores, which occurred after March 31, 2004.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2005, we did not generate positive operating cash flows. With four acquisitions completed during 2004 and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2005. Therefore, subsequent to the three months ended March 31, 2005, we raised $350,000 from the issuance of a promissory note to the GCA Strategic Investment Fund Limited, to be used for working capital purposes. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the second quarter of 2005 from the sale of our equity securities, although the terms of an offering have not been determined.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2005 as compared to December 31, 2004 were:

	March 31,	December 31,
	2005	2004	Change

Cash	$62,644	$16,431	$46,213
Total current assets	178,750	88,355	90,395
Total assets	4,310,228	4,344,038	(33,810)
Total current liabilities	1,740,216	1,504,933	235,283
Total liabilities	3,003,345	2,837,235	166,110

Cash Requirements

For the three months ended March 31, 2005 our net cash used by operating activities was ($269,310), as compared to ($300,264) for the three months ended March 31, 2004. Negative operating cash flows during the three months ended March 31, 2005 were primarily created by a net loss from operations of $361,735, partially offset by non-cash stock related expenses of $161,815 plus depreciation of $88,105 less a decrease of $207,839 in accounts payable and accrued liabilities. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

The Company's net cash used by operating activities remained relatively unchanged from 2004 to 2005. The following table shows net loss as a percentage of revenues decreasing from 200% in 2004 to 28% in 2005. This further indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

	Revenues	Net Loss	Percentage of Revenues

Three months ended March 31, 2005	$1,278,290	$(361,735)	28%

Three months ended March 31, 2004	618,397	(1,238,498)	200%

Negative operating cash flows during the three months ended March 31, 2004 were primarily created by a net loss from operations of $1,238,498, partially offset by non-cash stock related expenses of $961,286 less an increase of $133,521 in other current assets.

Sources and Uses of Cash

Net cash used by investing activities was $0 and $2,309,195, respectively, for the three months ended March 31, 2005 and 2004. The investing activities during the three months ended March 31, 2004 involved primarily the $2,251,000 used in the acquisition of businesses.

Net cash provided by financing activities was $315,523 and $2,669,834, respectively, for the three months ended March 31, 2005 and 2004. Net cash provided during the quarter ended March 31, 2005 resulted primarily from the $350,000 in promissory note proceeds from a related party. Net cash provided during the three months ended March 31, 2004 resulted primarily from the $2,234,000 in proceeds from the sale of convertible preferred stock, net of $266,000 in associated financing costs and an increase of $427,500 resulting from a private placement of the Company’s common stock and warrants.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to two consultants for services rendered during the year ended December 31, 2004. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated purchasers.

On January 26, 2005, in connection with and as additional consideration for the issuance of a promissory note in favor of GCA Strategic Investment Fund Limited in the principal amount of $350,000, we issued to GCA Strategic Investment Fund Limited warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Strategic Investment Fund Limited, warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share. Both issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and both holders are accredited.

On February 22, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

On February 22, 2005, we issued warrants to acquire up to 250,000 shares of our common stock, restricted in accordance with Rule 144, to Richard A. Parlontieri, our President and a Director. These warrants were issued as incentive compensation for his work for us and at an exercise price of $0.25 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Parlontieri is a sophisticated investor.

On March 10, 2005, we issued warrants to acquire up to 250,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants. These warrants were issued for services rendered to us and at an exercise price of $0.25 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultants are sophisticated investors and familiar with our operations.

ITEM 3    Defaults Upon Senior Securities

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made two payments totaling $61,666, leaving an unpaid balance of principal and interest of approximately $74,200 as of March 31, 2005.

On January 21, 2004, we completed a private placement of 2,500 shares of our Series A Convertible Preferred Stock to GCA Fund, in exchange for gross proceeds to us of $2,500,000. The Preferred stock pays a dividend of seven percent (7%) per annum, payable quarterly. Dividends on the Series A Convertible Preferred Stock shall be paid, at our discretion, in either (i) additional shares of Series A Convertible Preferred Stock based on the Original Issue Price, or (ii) Common Stock based on the Market Price. As of March 31, 2005, and as of the date hereof, we have not paid any dividends on the Series A Convertible Preferred Stock. As of December 31, 2004, we have accrued $164,932 in unpaid dividends.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5    Other Information

There have been no events that are required to be reported under this Item.

ITEM 6    Exhibits

(a)	Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

2.2 (5)	Asset Purchase Agreement dated January 21, 2004

2.3 (6)	Asset Purchase Agreement dated January 30, 2004

2.4 (7)	Asset Purchase Agreement dated December 2, 2004

2.5 (8)	Asset Purchase Agreement dated December 30, 2004

3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (2)	Bylaws of SKTF Enterprises, Inc.

4.1 (4)	Certificate of Designation of Series A Convertible Preferred Stock

10.1 (9)	Promissory Note dated January 26, 2005

10.2 (9)	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited

10.3 (9)	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC

10.4 (9)	Registration Rights Agreement dated January 26, 2005

10.5 (10)	Form of Speedemissions, Inc. Warrant dated February 22, 2005

10.6 (11)	Letter Agreement Extending Note dated March 1, 2005

10.7	Note Extension Agreement with Calabria Advisors dated March 29, 2005

10.8	Letter Agreement Extending Note dated March 31, 2005 with GCA

10.9	Letter Agreement Extending Note dated March 31, 2005 with State Inspections of Texas, Inc.

10.10	Letter Agreement Extending Note dated March 31, 2005 with State Inspections of Texas, Inc.

10.11	Letter Agreement Extending Note dated March 31, 2005 with State Inspections of Texas, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.
(2)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.
(3)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003.
(4)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.
(6)	Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.
(7)	Incorporated by reference from our Current Report on Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004.
(8)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005.
(9)	Incorporated by reference from our Current Report on Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005.
(10)	Incorporated by reference from our Current Report on Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005.
(11)	Incorporated by reference from our Annual Report on Form 10-KSB dated April 14, 2005 and filed with the Commission on April 15, 2005.

(b)	Reports on Form 8-K

On January 7, 2005, we filed an Item 1.01 and 2.01 Current Report on Form 8-K regarding our acquisition of all of the remaining assets of State Inspections of Texas, Inc.

On January 24, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

On February 3, 2005, we filed an Item 1.01, 2.03, 3.02, and 4.01 Current Report on Form 8-K regarding our entry into a $350,000 promissory note and corresponding issuance of unregistered securities, as well as the change in our certifying accountant.

On March 17, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 11, 2005	By:	/s/ Richard A. Parlontieri

Richard A. Parlontieri President

By:	/s/ Larry Cobb

Larry Cobb Chief Financial Officer