Form 10QSB
period 2005-06-30
SPEEDEMISSIONS INC
filed 2005-08-15
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 9, 2005, there were 26,610,808 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes               No     X

Speedemissions, Inc.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“estimate,”“consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

Speedemissions, Inc.

Condensed Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets

Current assets:
Cash	$87,777
Other current assets	160,718
Deferred tax asset	23,960

Total current assets	272,455

Property and equipment, at cost less accumulated
depreciation and amortization	1,272,737

Goodwill	5,818,543

Other assets	65,109

Total assets	$7,428,844

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and accrued liabilities	$687,688
Debt payable to related parties	1,091,872
Accrued interest on debt payable to related parties	218,506
Current portion of capitalized lease obligation	35,854

Total current liabilities	2,033,920

Long-term liabilities:

Debt payable to related parties less current portion	1,152,462
Capitalized lease obligation less current portion	10,458
Deferred tax Liability	49,512

Total long-term liabilities	1,212,432

Total liabilities	3,246,352

Commitments and contingencies

Stockholders' equity:
Series A convertible and cumulative preferred stock, $.001
par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Series B convertible and cumulative preferred stock, $.001
par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Common stock, $.001 par value, 100,000,000 shares authorized,
25,737,522 shares issued and outstanding	25,738
Additional paid-in capital	19,241,484
Deferred compensation	(53,544)
Series B convertible and cumulative preferred stock, subscription receivable	(2,746,400)
Accumulated deficit	(12,287,289)

Total stockholders' equity	4,182,492

Total liabilities and stockholders' equity	$7,428,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Revenue	$1,255,586	$748,608	$2,533,876	$1,367,005

Costs and expenses:
Cost of emissions certificates	391,677	230,343	820,720	415,751
General and administrative expenses	1,263,803	1,335,090	2,410,687	2,987,647

Loss from operations	(399,894)	(816,825)	(697,531)	(2,036,393)
Interest expense	65,293	16,908	129,386	35,839

Net loss	$(465,187)	$(833,733)	$(826,917)	$(2,072,232)

Basic and diluted net loss per share
Net loss	$(465,187)	$(833,733)	$(826,917)	$(2,072,232)
Less: preferred stock dividends (undeclared)	44,110	44,110	88,220	77,672
Less: beneficial conversion feature on Series B	4,577,632		4,577,632
convertible preferred stock

Net loss attributable to common shareholders	$(5,086,929)	$(877,843)	$(5,492,769)	$(2,149,904)

	(0.20)	$(0.04)	(0.22)	$(0.11)

Weighted average shares outstanding, basic and diluted	25,095,166	20,786,921	24,970,461	19,919,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
	2005	2004

Operating activities:
Net loss	$(826,917)	$(2,072,232)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	169,231	113,690
Loss on sale of assets	14,046
Stock expense incurred in payment of promissory notes	-	489,812
Stock expense incurred in business acquisition	-	559,514
Stock option expenses	(19,949)	31,070
Stock issued for services	293,156	226,762
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(5,058)	42,686
Other assets	13,695	(36,759)
Accrued interest on long-term debt payable to related parties	105,968	28,927
Accounts payable and accrued liabilities	(161,978)	269,633

Net cash used by operating activities	(417,806)	(346,897)

Cash flows from investing activities:
Acquisition of businesses	(3,100,000)	(2,376,015)
Proceeds from asset sales	34,000
Net purchases of property and equipment	-	(147,303)
Cash acquired in acquisition	2,743	-

Net cash used by investing activities	(3,063,257)	(2,523,318)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock
to related party, net of expenses	3,160,000	2,234,000
Proceeds from issuance of common stock and warrants	-	712,500
Proceeds from promissory note payable to related party	350,000	50,000
Payments on promissory notes	(20,000)	(41,666)
Proceeds from convertible debenture	90,000
Payments on capitalized leases	(27,591)	(21,729)

Net cash provided by financing activities	3,552,409	2,933,105

Net increase in cash	71,346	62,890

Cash at beginning of period, December 31	16,431	9,231

Cash at end of period, June 30	$87,777	$72,121

Supplemental Information:

Cash paid during the period for interest	$7,989	$6,876

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of	$43,000	$-
Mr. Sticker, Inc.
Equity securities issued in connection with the acquisition of	$-	$573,790
Twenty Dollar Emission, Inc.
Equity securities issued in payment of notes payable	$57,418	$539,000
.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.
Notes to Condensed Consolidated Financial Statements

June 30, 2005
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

On June 30, 2005, the Company purchased all of the outstanding common stock of Mr. Sticker, Inc., (Mr. Sticker) a Houston, Texas, company that operates six (6) emissions testing stations in the Houston, Texas, area. The purchase price was $3,100,000 in cash plus approximately 183,000 shares of the Company’s common stock. Mr. Sticker’s financial statements have been consolidated, as a wholly owned subsidiary, with the Company’s financial statements as of June 30, 2005.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions, SKTF and Mr. Sticker as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

As of June 30, 2005 the Company operated, twenty-eight (28) emissions testing stations and four (4) mobile units in Georgia and Texas. The Company does business under the trade names Speedemissions and Mr. Sticker. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Under current Georgia and Texas laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia and Texas, which is comprised mainly of the labor cost associated with performing a retest. When a retest is performed, the incremental cost of performing a retest is applied against the retest allowance. At June 30, 2005 and 2004, the allowance for retest costs was not material.

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

Impairment of Long-Lived Assets

Property and Equipment

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of the carrying amount of the assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment was not impaired as of June 30, 2005 or 2004.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of June 30, 2005 and 2004.

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

	Six months ended June 30
	2005	2004

Net loss, attributable to common shareholders	$(5,492,769)	$(2,149,904)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	78,151	362,447
Pro forma net loss	$(5,570,920)	$(2,512,351)

Loss per share:
Basic and diluted, as reported	$(0.22)	$(0.11)
Basic and diluted, pro forma	$(0.22)	$(0.13)

The fair value of stock options issued during the six months ended June 30, 2005 and 2004 has been determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.00%; expected lives of 3 years; expected volatility of 45.00%; and no dividend yield.

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

Note 3: Factors Affecting Operations

The Company has limited operations and has not yet generated a profit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations. The Company is actively seeking new sources of financing, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

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

Note 4: Long-Term Debt Payable to Related Parties

Long-term debt payable to related parties at June 30, 2005 was as follows:

GCA Fund 10% note (a)	$300,000
V2R 10% note (b)	63,334
Convertible Debentures (c)	90,000
State Inspections of Texas 12.5% note (d)	120,000
State inspections of Texas non-interest bearing note (e)	36,000
State Inspections of Texas 12.5% note (f)	1,285,000
GCA Fund 8% note (g)	350,000

2,244,334
Less current portion	1,091,872
$1,152,462

(a) The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 15, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2005. At June 30, 2005, the Company had made no interest payments to GCA Fund and thus was not in compliance with the applicable interest payment provisions of the promissory note payable agreements; however, the Company obtained a waiver from GCA Fund regarding such noncompliance.

The $300,000 promissory note payable is mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreement, including but not limited to a change in control, as defined. The promissory note payable agreement contains certain financial and nonfinancial covenants to which the Company must adhere.

(b) On June 13, 2003, the Company entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of June 30, 2005 we had only made two payments totaling $61,666, leaving an unpaid balance of principal and interest of approximately $75,800 as of June 30, 2005. On July 14, 2005, we made an additional payment of $25,000, leaving an unpaid balance of principal and interest of approximately $51,747.17 as of that date.

(c) On June 6, 2005, the Company issued a convertible debenture to a qualified investor in the amount of 140,000. The debenture was issued at a 10% discount. The Company received $90,000 in cash on June 6, 2005 and the balance after June 30, 2005. The debenture is due and payable in 24 months, from the date of issuance, and carries interest at 10.0%. The holder has the right to convert the debenture, at any time prior to maturity, into shares of the Company’s common stock at $0.20 per common share. Additionally the holder received a warrant to purchase 140,000 shares of the Company’s common stock. The warrant has a five year term and an exercise price of $0.25 per share.

(d) On November 15, 2004, State Inspections of Texas, Inc. (SIT) advanced the Company $120,000 on a secured promissory note. The note is due and payable in 180 days, from the date of issuance, and carries interest at 12.5%. The note is secured by certain real property of the Company. Effective March 31, 2005, the due date on the note was extended to November 15, 2005.

(e) On December 1, 2004, SIT sold the Company certain assets for $36,000 on an unsecured promissory note. The note was due and payable in 36 equal monthly installments, starting January 2005 and ending December 2008 and carries no interest. No payments on this note were made during the quarter ended June 30, 2005, and effective March 31, 2005 the starting date for the monthly payments was extended to August 2005.

(f) On December 30, 2004, SIT sold the Company certain assets for $1,285,000 on a secured promissory note. Payment terms of the note are; interest only (12.5% annually) payable monthly from February 2005 through January 2006, monthly principal and interest payments of $43,000 from February 2006 through June 2008 and a final payment of approximately $291,000 in July 2008. The note is secured by the assets sold to the Company by SIT under the terms of this promissory note. One interest payments on this note was made during the quarter ended June 30, 2005, and effective March 31, 2005 the starting date for the monthly payments was extended to September 2005.

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

Note 5: Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At June 30, 2005
(unaudited)

Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	$3

Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500

Common stock, $.001 par value, 100,000,000 shares authorized, 25,737,522 shares issued and outstanding	25,738

Additional paid in capital	19,241,484

Deferred compensation	(53,544)

Series B convertible and cumulative preferred stock, subscriptions receivable	(2,746,400)

Accumulated deficit	(12,287,289)

Total stockholders’ equity	$4,182,492

Preferred Stock

On January 21, 2004, the Company completed a private placement of 2,500 shares of its par value $.001 Series A Convertible Preferred Stock (the Preferred Stock) and 2,500,000 common stock purchase warrants (the Warrants) to GCA Strategic Investment Fund Limited, an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000.

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

On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its par value $.001 Series B Convertible Preferred Stock (the Preferred B) and 43,900,000 common stock purchase warrants (the B-1 Warrants and the B-2 Warrants) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses was $5,846,400. In addition to the cash portion of the advisors fee, the Company issued 2,850,000 common stock purchase warrants (the Advisor’s Warrants) to Prospect Financial Advisors, LLC. The 2,850,000 Advisor’s Warrants are exercisable for a period of five years at an exercise price of $0.06 per share of common stock to be acquired upon exercise. On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B placement to purchase all of the outstanding common stock of Mr. Sticker. The remainder of the net proceeds, or $2,746,400, was received on July 1, 2005 and was retained, by the Company for a future acquisition and current working capital. The $2,746,400 is recorded in the Company’s June 30, 2005, condensed consolidated balance sheet as a convertible preferred stock subscription receivable.

The Preferred Stock does not pay a dividend and has no voting rights. Each share of Preferred Stock is convertible into 42.8 shares of the Company’s common stock or 107,000,000 shares of common stock in the aggregate. The 25,000,000 B-1 Warrants are exercisable for a period of five years at an exercise price of $0.24 per share of common stock to be acquired upon exercise. The 18,900,000 B-2 Warrants are exercisable for a period of five years at an exercise price of $0.48 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock, of which 25,737,522 and 24,541,594 shares were issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.

In the six months ended June 30, 2005 and 2004, the Company issued 900,534 and 600,000 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized an expense of $293,156 and $226,762 in the six months ended June 30, 2005 and 2004, respectively. (see note 7).

Stock Option Plan

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 1,000,000 shares of common stock have been reserved for issuance under the plan. There were 951,750 and 686,750 stock options issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.

On October 2, 2003 the Company issued options to purchase up to 400,000 shares of common stock at an exercise price of $2.00 per share. No stock-based employee compensation cost was recorded related to these options as the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. The 400,000 options granted on December 19, 2003 have been reclassified as variable stock options since they had an exercise price less than the market value of the underlying common stock on the date of grant. The Company recorded $(19,949) and $31,070 in compensation (income) expense, respectively, during the six months ended June 30, 2005 and 2004.

On March 10, 2005, the Company granted 265,000 stock options to eleven of its employees. All of the options carried an exercise price of $.25, vested as of the date of the grant and expire March 10, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

On June 30, 2005, the Company granted 175,000 stock options to two of its employees. All of the options carried an exercise price of $.235, vested as of the date of the grant and expire June 30, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

Stock Warrants

There were 52,630,073 and 5,180,073 common stock warrants issued and outstanding as of June 30, 2005 and December 31, 2004, respectively.

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

On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the Preferred B) and 43,900,000 common stock purchase warrants (the B-1 Warrants and the B-2 Warrants) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. In addition to a cash advisors fee, the Company issued 2,850,000 common stock purchase warrants (the Advisor’s Warrants) to Prospect Financial Advisors, LLC. The 2,850,000 Advisor’s Warrants are exercisable for a period of five years at an exercise price of $0.06 per share of common stock to be acquired upon exercise. The 25,000,000 B-1 Warrants are exercisable for a period of five years at an exercise price of $0.24 per share of common stock to be acquired upon exercise. The 18,900,000 B-2 Warrants are exercisable for a period of five years at an exercise price of $0.48 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

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

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying condensed consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization. However, as a result of the consolidation of the financial statements of the June 30, 2005, acquired company, Mr. Sticker, the Company’s condensed consolidated balance sheet presents $23,960 and $49,512 in, respectively, a deferred tax asset and a deferred tax liability. The deferred tax liability resulted from temporary differences between the financial reporting basis and tax basis of fixed assets. The deferred tax asset resulted from net operating loss carryforwards.

Note 7: Consulting Agreements

In connection with the June 16, 2003 acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continues for 30 months at a consulting fee of $8,334 per month. The new agreement grants V2R warrants to purchase 100,000 shares of the Company's common stock at $0.25 per share. The warrants vest in two increments of 50,000 on January 1, 2005 and 2006, respectively. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the six months ended June 30, 2005 and 2004, the Company paid a total of approximately $7,500 and $40,100, respectively, under the consulting agreement. Effective June 30, 2005, this agreement was terminated by mutual consent of V2R and the Company.

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. On January 7, 2004, March 9, 2004 and May 7, 2004, the Company issued a total of 450,000 shares of its common stock under the terms of its consulting agreement with the public relations firm. During the six months ended June 30, 2004, the Company recognized approximately $142,000 in general and administrative expenses related to this agreement.

Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. The Company issued, on May 24, 2004, a total of 100,000 shares of its common stock under the terms of this agreement. During the six months ended June 30, 2004, the Company recognized $51,000 in general and administrative expenses related to this agreement.

On February 25, 2004, the Company issued 50,000 shares of its common stock for services rendered during the three months ended March 31, 2004, recording an expense of $33,500 during that period.

Effective November 5, 2004, the Company entered into an agreement with an equity research services firm to issue stock in exchange for consulting services to be rendered by the equity research services firm. The Company issued, on November 5, 2004, a total of 312,500 shares of its common stock, under the terms of this agreement. During the six months ended June 30, 2005, the Company recognized approximately $38,500 in general and administrative expenses related to this agreement.

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

On June 17, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the three months ended June 30, 2005, the Company recognized $58,750 in general and administrative expenses related to this agreement.

Note 8: Goodwill

As discussed in Note 1, the Company made one acquisition during the quarter ended June 30, 2005. The acquisition all of the outstanding common stock of Mr. Sticker, Inc. (Mr. Sticker) resulted in the recording of goodwill of $2,886,354. The following table provides details of the acquisition:

Mr. Sticker

Assets acquired
Current assets	$51,588
Equipment	292,500
Other assets	11,675
Goodwill	2,886,354
$3,242,117

Purchase price
Cash	$3,100,000
Current liabilities	49,605
Deferred tax liability	49,512
Common stock	43,000
$3,242,117

The Company made the above acquisition to increase its market share in the Houston, Texas area and reduce average overhead costs per store by acquiring six (6) locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

Note 9: Contingencies

In April 2005, a lawsuit was filed against us by Weingarten Realty Investors in the U.S. District Court of Harris County, Texas, case number 2005-25671. The Complaint alleges breach of contract arising out of a real property lease in Texas for two testing sites that were to be built. The case does not allege specific damages, although the total of all monthly payments under the two leases is approximately $516,000. We filed an Answer to the Complaint, and we are in discussions to settle the matter.

We are not a party to or otherwise involved in any other legal proceedings.

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Note 10: Subsequent Events

On July 1, 2005, the Company received and deposited to its cash account $2,746,400, which represented the balance of the cash proceeds from the June 30, 2005 sale of 2,500,000 shares of its Series B Convertible Preferred Stock.

On June 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Barron Partners LP (the “Investor”) pursuant to which the Investor purchased $6,420,000 worth of our Series B Convertible Preferred Stock (the “Preferred Shares”), along with warrants to purchase 25,000,000 shares of our common stock at $0.24 per share, and warrants to purchase 18,900,000 shares of our common stock at $0.48 per share.

On August 4, 2005, we entered into an Amendment to Stock Purchase Agreement (the “Amendment”) which modified the Agreement as follows:

a.	the Investor purchased $6,615,000 of our Preferred Shares;

b.
the warrants were increased to 26,214,953 shares at $0.24 per share, 19,659,346 shares at $0.48 per share, and 40,000,000 shares at $0.12 per share. We may call the $0.12 warrants if our stock price exceeds $0.24 for fifteen (15) consecutive trading days;

c.
each of the Preferred Shares is convertible into 75.6 shares of our common stock, subject to adjustment if certain conditions are met, for a total of 189,000,000 shares of common stock, has a liquidation preference equal to its purchase price, and has no voting rights.

d.	the exercise of the warrants, including the call provision on the $0.12 warrants, and the conversion of the Preferred Shares are subject to a maximum ownership by the Investor at any time of 4.9%.

On August 4, 2005, in conjunction with the above-referenced amended financing transaction, we issued restated warrants to acquire 26,214,953 shares of our common stock at $0.24 per share, restated warrants to acquire 19,659,346 shares of our common stock at $0.48 per share, and warrants to acquire 40,000,000 shares of our common stock at $0.12 per share, to a single accredited investor, in exchange for an additional $195,000 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

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

Overview

As of June 30, 2005 we operated twenty-eight (28) vehicle emissions testing stations and four (4) mobile units in two separate markets, greater Atlanta, Georgia and Houston, Texas. This number of operating units reflects a closing of three stations, the acquisition of Mr. Sticker, with its six (6) stations and a consolidation of mobile operations from seven (7) to four (4) units during the six months ended June 30, 2005. These actions were taken to improve efficiencies and increase profitability. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

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

We want to grow. We completed four acquisitions during 2004, which added nineteen testing centers and seven mobile units. We completed one acquisition during the six months ended June 30, 2005, which added six testing centers. We intend to close more acquisitions, and to open company-owned stations, in 2005.

As a result of our growth plans, our biggest challenge will be managing our growth and integrating our acquisitions. We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable. We have not operated at a profit, nor have we operated on a break-even operating cash flow basis. However, if we are successful in implementing our growth strategy, we believe that both of these financial goals are achievable in the next 12 months. Until that time, we will have to continue to fund our operations, and our acquisitions, with capital raised from selling our stock.

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

The following analysis compares the results of operations for the three and six month periods ended June 30, 2005 to the comparable periods ended June 30, 2004.

Results of Operations

Introduction

Our operations reflect a significantly different company as of June 30, 2005 versus June 30, 2004. As of June 30, 2004 we operated sixteen (16) emissions testing stations in Georgia and three (3) emissions testing stations in Texas. During December 2004 we made one (1) acquisition which resulted in the addition of six (6) emissions testing stations Texas and seven (7) mobile units in Georgia. During the six months ended June 30, 2005 we closed three (3) stations, acquired Mr. Sticker’s six (6) stations and consolidated mobile operations from seven (7) to four (4) units. These actions were taken to improve efficiencies and increase profitability. As a result, we operated a total of twenty-eight (28) stations and four (4) mobile units as of June 30, 2005. Therefore, our operating expenses and revenues during the three and six months ended June 30, 2005 were significantly greater than the three and six months ended June 30, 2004, primarily due to the six (6) Texas stations acquired in December 2004.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and December 31, 2004 are as follows:

	3 Months	3 Months			3 Months
	Ended	Ended			Ended
	June 30,	June 30,	Percentage		December 31,
	2005	2004	Change		2004

Revenue	$1,255,586	$748,608	68%	$	$ 746,515
Cost of Emission Certificates	391,677	230,343	70%		225,075
General & Administrative Expenses	1,263,803	1,335,090	(5)%		946,765

Loss from Operations	$(399,894)	$(816,825)	(51)%		$(425,325)

Our revenues increased in the three months ended June 30, 2005 primarily because of the six stations we acquired via acquisition during December 2004, plus the single station acquired during June 2004. For the fourth quarter of 2004, our average per-station revenue was $39,000, compared to over $57,000 for the second quarter of 2005, an increase of over $18,000 per station. Contributing to the increase in revenues from fourth quarter 2004 to second quarter 2005 was the closing of two unprofitable stations during January 2005 and one unprofitable station during April 2005. Our cost of emission certificates increased in the three months ended June 30, 2005 as compared to the same period in 2004 primarily because of the six stations we acquired in December 2004 and the one station we acquired in June 2004.

Our general and administrative expenses during the three months ended June 30, 2005 were $1,263,803, a decrease of $71,287, or (5)% as compared to the three months ended June 30, 2004. The primary causes of the decreased general and administrative expenses were the following differences in expenses recorded between the three months ended June 30, 2004, and the three months ended June 30, 2005 which respectively increased or (decreased) expenses recorded in the three months ended June 30, 2005 when compared to the three months ended June 30, 2004:

General and administrative expenses associated with the six Texas stations purchased in December 2004	$307,000
Discount from market price on 1,100,000 common shares issued in debt conversion - expensed three months ended June 30, 2004	(231,000)
Decrease in consulting fees from 2004 to 2005	(129,000)
Decrease in legal and accounting fees from 2004 to 2005	(59,000)
$(112,000)

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and December 31, 2004 are as follows:
	6 Months	6 Months			6 Months
	Ended	Ended			Ended
	June 30,	June 30,	Percentage		December 31,
	2005	2004	Change		2004

Revenue	$2,533,876	$1,367,005	85%	$	$ 1,504,523
Cost of Emission Certificates	820,720	415,751	97%		458,756
General & Administrative Expenses	2,410,687	2,987,647	(19)%		1,917,620

Loss from Operations	$(697,531)	$(2,036,393)	(66)%		$(871,853)

Our revenues increased in the six months ended June 30, 2005 primarily because of the six stations we acquired via acquisition during December 2004, plus the single station acquired during June 2004. For the six months ended December 31, 2004, our average per-station revenue was $79,000, compared to over $115,000 for the six months ended June 30, 2005, an increase of over $36,000 per station. Contributing to the increase in revenues from the six months ended December 31, 2004 to the six months ended June 30, 2005 was the closing of two unprofitable stations during January 2005 and one unprofitable station during April 2005. Our cost of emission certificates increased in the six months ended June 30, 2005 as compared to the same period in 2004 primarily because of the six stations we acquired in December 2004 and the one station we acquired in June 2004.

Our general and administrative expenses during the six months ended June 30, 2005 were $2,410,687 a decrease of $576,960, or (19) % as compared to the six months ended June 30, 2004. The primary causes of the decreased general and administrative expenses were the following differences in expenses recorded between the six months ended June 30, 2004, and the six months ended June 30, 2005 which respectively increased or (decreased) expenses recorded in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004:

General & administrative expenses associated with the six Texas stations purchased in December 2004	$577,000
Excess of purchase price over fair market value of assets purchased during the six months ended June 30, 2004	(560,000)
Discount from market price on 2,024,996 common shares issued in debt conversion - expensed six months ended June 30, 2004	(462,000)
Decrease in legal and accounting fees from 2004 to 2005	(144,000)
$(589,000)

Interest Expense and Net Loss

Our interest expense and net loss for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is as follows:
	Three months	Three months
	ended June 30,	ended June 30,
	2005	2004	% Change

Interest Expense	$65,293	$16,908	286%

Net Loss	(465,187)	(833,733)	(44)%
Preferred stock dividends on Series A convertible preferred stock (undeclared)	44,110	44,110	0%
Beneficial conversion feature on Series B convertible preferred stock	4,577,632		100%

Net loss after beneficial conversion feature	(5,086,929)	(877,843)	605%
Basic and Diluted Loss per Share	$(0.20)	$(0.04)	(400)%

Our interest expense during the three months ended June 30, 2005 was $ 65,293, a $48,385, or 286% increase compared to $16,908 for the three months ended June 30, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,861,000 from June 30, 2004 to June 30, 2005. Total debt, as of June 30, 2005 was approximately $2,244,000.

During the three months ended June 30, 2005, we had a net loss, before beneficial conversion feature, of $465,187. During the three months ended June 30, 2004, we reported a net loss of $833,733. The $368,546 decrease in net loss for the three months ended June 30, 2005 was primarily due to approximately $112,000 in net general and administrative cost decreases, as detailed above, less approximately $48,000 in increased interest expense, favorably offset by an increase of approximately $346,000 in revenue, less cost of emission certificates, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

During the three months ended June 30, 2005, we recorded a charge to accumulated deficit of $4,577,632 as a result of a beneficial conversion feature associated with the 2,500,000 shares of Series B convertible preferred stock and 43,900,000 warrants issued in the June 30, 2005 capital raise (see Note 5). As a result of this beneficial conversion feature, our basic and diluted loss per share for the three months ended June 30, 2005 increased from $(0.04) to $(0.20).

Interest Expense and Net Loss

Our interest expense and net loss for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is as follows:

	Six months	Six months
	ended June 30,	ended June 30,
	2005	2004	% Change

Interest Expense	$129,386	$35,839	261%

Net Loss	(826,917)	(2,072,232)	(60)%
Preferred stock dividends on Series A convertible preferred stock (undeclared)	88,220	77,672	14%
Beneficial conversion feature on Series B convertible preferred stock	4,577,632		100%

Net loss after beneficial conversion expense	(5,492,769)	(2,149,904)	160%

Basic and Diluted Loss per Share	$(0.22)	$(0.11)	(120)%

Our interest expense during the six months ended June 30, 2005 was $ 129,386, a $93,547, or 261% increase compared to $35,839 for the three months ended June 30, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,861,000 from June 30, 2004 to June 30, 2005. Total debt, as of June 30, 2005 was approximately $2,244,000.

During the six months ended June 30, 2005, we had a net loss before beneficial conversion feature, of $826,917. During the six months ended June 30, 2004, we reported a net loss of $2,072,232. The $1,245,315 decrease in net loss for the six months ended June 30, 2005 was primarily due to approximately $589,000 in net general and administrative cost decreases, as detailed above, less approximately $94,000 in increased interest expense, plus an increase of approximately $762,000 in revenue, less cost of emission certificates, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

During the six months ended June 30, 2005, we recorded a charge to accumulated deficit of $4,577,632 as a result of a beneficial conversion feature associated with the 2,500,000 shares of Series B convertible preferred stock and 43,900,000 warrants issued in the June 30, 2005 capital raise (see Note 5). As a result of this beneficial conversion feature, our basic and diluted loss per share for the six months ended June 30, 2005 increased from $(0.11) to $(0.22).

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2005, we did not generate positive operating cash flows. With four acquisitions completed during 2004 and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2005. Therefore, during the six months ended June 30, 2005, we raised $350,000 from the issuance of a promissory note to the GCA Strategic Investment Fund Limited, to be used for working capital purposes and $6,420,000 from the issuance 2,500,000 of our Series B convertible preferred stock, to be used for acquisitions and working capital. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the third quarter of 2005 from the issuance of long-term debt, although the terms of a debt placement have not been determined.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2005 as compared to December 31, 2004 were:

	June 30,	December 31,
	2005	2004	Change

Cash	$87,777	$16,431	$71,346
Total current assets	272,455	88,355	184,100
Total assets	7,428,844	4,344,038	3,084,806
Total current liabilities	2,033,920	1,504,933	528,987
Total liabilities	3,246,352	2,837,235	409,117

Cash Requirements

For the six months ended June 30, 2005 our net cash used by operating activities was ($417,406), as compared to ($346,897) for the six months ended June 30, 2004. Negative operating cash flows during the six months ended June 30, 2005 were primarily created by a net loss from operations of $826,917 plus a decrease of $161,978 in accounts payable and accrued liabilities, partially reduced by non-cash stock related expenses of $273,207, depreciation of $169,231 and an increase in interest payable to related parties of $105,968. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

For the six months ended June 30, 2004 our net cash used in operating activities was ($346,897). Negative operating cash flows during the six months ended June 30, 2004 were primarily created by a net loss from operations of $2,072,232, partially offset by non-cash stock related expenses of $1,307,158, an increase of 269,633 in accounts payable and accrued liabilities and depreciation and amortization of $113,690.

The following table shows net loss as a percentage of revenues decreasing from 152% in 2004 to 33% in 2005. This indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

	Revenues	Net Loss	Percentage of Revenues

Six months ended June 30, 2005	$ 2,533,876	$ (826,917)	33%
Six months ended June 30, 2004	1,367,005	(2,072,232)	152%

Sources and Uses of Cash

Net cash used by investing activities was $3,063,257 and $2,523,318, respectively, for the six months ended June 30, 2005 and 2004. The investing activities during the six months ended June 30, 2005 and June 30, 2004 involved primarily $3,100,000 and $2,376,015, respectively, used in the acquisition of businesses.

Net cash provided by financing activities was $3,552,409 and $2,933,105, respectively, for the six months ended June 30, 2005 and 2004. Net cash provided during the six months ended June 30, 2005 resulted primarily from $3,160,000 in net proceeds from the issuance of the Series B convertible preferred stock, $350,000 in promissory note proceeds from a related party and $90,000 in proceeds from the sale of a convertible debenture. Net cash provided during the six months ended June 30, 2004 resulted primarily from $2,234,000 in net proceeds from the issuance of Series A convertible preferred stock and an increase of $712,500 resulting from a private placement of the Company’s common stock and warrants.

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

On June 17, 2005, the principal amount of $25,000 outstanding under a promissory note were converted into 125,001 shares of our common stock at an exchange rate of $0.20 per common share.

On June 30, 2005, the combined principal amount of $25,600 and accrued interest amount of approximately $1,000 outstanding under a series of our promissory notes were converted into 112,415 shares of our common stock at an exchange rate of $0.235 per common share.

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

ITEM 3 Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1 Legal Proceedings

In April 2005, a lawsuit was filed against us by Weingarten Realty Investors in the U.S. District Court of Harris County, Texas, case number 2005-25671. The Complaint alleges breach of contract arising out of a real property lease in Texas for two testing sites that were to be built. The case does not allege specific damages, although the total of all monthly payments under the two leases is approximately $516,000. We filed an Answer to the Complaint, and we are in discussions to settle the matter.

We are not a party to or otherwise involved in any other legal proceedings.

In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

On June 30, 2005, we issued 2,500,000 shares of our Series B Convertible Preferred Stock, warrants to acquire 25,000,000 shares of our common stock at $0.24 per share, and warrants to acquire 18,900,000 shares of our common stock at $0.48 per share, to a single accredited investor, in exchange for $6,420,000 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited. On August 4, 2005, we amended the transaction and issued restated warrants to acquire 26,214,953 shares of our common stock at $0.24 per share, restated warrants to acquire 19,659,346 shares of our common stock at $0.48 per share, and warrants to acquire 40,000,000 shares of our common stock at $0.12 per share, in exchange for an additional $195,000 in cash. The amended issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

On June 30, 2005, in conjunction with the financing transaction on the same date, we issued warrants to acquire 2,850,000 shares of our common stock at $0.06 per share to a single accredited investor, as consideration for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

ITEM 3 Defaults Upon Senior Securities

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made three payments totaling $86,666, leaving an unpaid balance of principal and interest of approximately $51,747.17 as of July 14, 2005.

On January 21, 2004, we completed a private placement of 2,500 shares of our Series A Convertible Preferred Stock to GCA Fund, in exchange for gross proceeds to us of $2,500,000. The Preferred stock pays a dividend of seven percent (7%) per annum, payable quarterly. Dividends on the Series A Convertible Preferred Stock shall be paid, at our discretion, in either (i) additional shares of Series A Convertible Preferred Stock based on the Original Issue Price, or (ii) Common Stock based on the Market Price. As of June 30, 2005, and as of the date hereof, we have not paid any dividends on the Series A Convertible Preferred Stock. As of June 30, 2005, we are in arrears on these dividends in the amount of $254,112.00.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

Resignation and Appointment of Officer

Effective on April 15, 2005, Mr. William Klenk resigned from his position as our Chief Financial Officer and Secretary. Effective on April 15, 2005, our Board of Directors hired Mr. Larry C. Cobb as our Chief Financial Officer to replace Mr. Klenk.

Appointment of Director

Effective on May 26, 2005, our Board of Directors appointed Mr. Erik Sander to fill a vacancy on our Board of Directors.

Acquisition of Mr. Sticker

On June 30, 2005, we completed the acquisition of all of the outstanding securities of Mr. Sticker, Inc., a Texas corporation, which is now our wholly-owned subsidiary. Mr. Sticker owns and operates six (6) emission testing centers in the Houston, Texas area.

Barron Partners LP Financing

On June 30, 2005, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with Barron Partners LP (the “Investor”) pursuant to which the Investor purchased $6,420,000 worth of our Series B Convertible Preferred Stock (the “Preferred Shares”), along with warrants to purchase 25,000,000 shares of our common stock at $0.24 per share, and warrants to purchase 18,900,000 shares of our common stock at $0.48 per share.

    Each of the Preferred Shares is convertible into 42.8 shares of our common stock, subject to adjustment if certain conditions are met, for a total of 107,000,000 shares of common stock, has a liquidation preference equal to its purchase price, and has no voting rights. The warrants are exercisable for a period of five years, and the exercise price is subject to adjustment if certain conditions are met. In conjunction with the Agreement, we entered into a Registration Rights Agreement wherein we agreed to file a registration statement with 30 days, and to have it effective within 150 days.

On August 4, 2005, we entered into an Amendment to Stock Purchase Agreement (the “Amendment”) which modified the Agreement as follows:

a.	the Investor purchased $6,615,000 of our Preferred Shares;

b.
the warrants were increased to 26,214,953 shares at $0.24 per share, 19,659,346 shares at $0.48 per share, and 40,000,000 shares at $0.12 per share. We may call the $0.12 warrants if our stock price exceeds $0.24 for fifteen (15) consecutive trading days;

c.
each of the Preferred Shares is convertible into 75.6 shares of our common stock, subject to adjustment if certain conditions are met, for a total of 189,000,000 shares of common stock, has a liquidation preference equal to its purchase price, and has no voting rights.

d.	the exercise of the warrants, including the call provision on the $0.12 warrants, and the conversion of the Preferred Shares are subject to a maximum ownership by the Investor at any time of 4.9%.

As consideration related to the transaction, we issued warrants to acquire 2,850,000 shares of our common stock at $0.06 per share, exercisable for a period of five years, to Prospect Financial Advisors, LLC. Prospect also received a cash commission equal to eight percent (8%) of the cash raised.

Creation of Series B Preferred Stock

On June 30, 2005, as amended on August 4, 2005 in conjunction with the financing described above, we created a new series of preferred stock consisting of 3,000,000 shares and known as the Series B Convertible Preferred Stock. An Amendment to our Articles of Incorporation has been filed with the State of Florida setting for the rights, privileges, and preferences thereof.

ITEM 6 Exhibits

(a)	Exhibits

	2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

	2.2 (5)	Asset Purchase Agreement dated January 21, 2004

	2.3 (6)	Asset Purchase Agreement dated January 30, 2004

	2.4 (7)	Asset Purchase Agreement dated December 2, 2004

	2.5 (8)	Asset Purchase Agreement dated December 30, 2004

	3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

	3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

	3.3 (2)	Bylaws of SKTF Enterprises, Inc.

	4.1 (4)	Certificate of Designation of Series A Convertible Preferred Stock

	4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock

	10.1 (9)	Common Stock Purchase Warrant “A” issued to Barron Partners dated June 30, 2005

	10.2 (9)	Common Stock Purchase Warrant “B” issued to Barron Partners dated June 30, 2005

	10.3 (9)	Common Stock Purchase Warrant issued to Prospect Financial Advisors, LLC dated June 30, 2005

	10.4 (9)	Stock Purchase Agreement dated June 30, 2005 for the acquisition of Mr. Sticker, Inc.

	10.5 (9)	Preferred Stock Purchase Agreement with Barron Partners LP dated June 30, 2005

	10.6 (9)	Registration Rights Agreement dated June 30, 2005

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(3)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003.

(4)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

(6)	Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004.

(8)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005.

(b) Reports on Form 8-K

On April 18, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

On April 25, 2005, we filed an Item 5.02 Current Report on Form 8-K regarding the resignation of our Chief Financial Officer and the appointment of his replacement.

On June 2, 2005, we filed an Item 5.02 Current Report on Form 8-K regarding the appointment of a director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: August 11, 2005	By:	/s/: Richard A. Parlontieri

Richard A. Parlontieri, President

By:	/s/: Larry Cobb

Larry Cobb, Chief Financial Officer