Form 10QSB
period 2005-09-30
SPEEDEMISSIONS INC
filed 2005-11-14
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number: 000-49688

Speedemissions, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)

1134 Senoia Road Suite B-2 Tyrone, GA (Address of principal executive offices)	30290 (Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 1, 2005, there were 26,585,808 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

SPEEDEMISSIONS, INC.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets

Current assets:
Cash	$299,118
Other current assets	303,242

Total current assets	602,360

Property and equipment, at cost less accumulated
depreciation and amortization	1,452,941

Goodwill	8,182,177

Other assets	65,109

Total assets	$10,302,587

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and accrued liabilities	$1,162,152
Debt payable to related parties	1,064,050
Accrued interest on debt payable to related parties	274,691
Current portion of capitalized lease obligation	27,308

Total current liabilities	2,528,201

Long-term liabilities:

Debt payable to related parties less current portion	1,055,284
Capitalized lease obligation less current portion	7,176

Total long-term liabilities	1,062,460

Total liabilities	3,590,661

Commitments and contingencies

Stockholders' equity:
Series A convertible and cumulative preferred stock, $.001
par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Series B convertible and cumulative preferred stock, $.001
par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Common stock, $.001 par value, 250,000,000 shares authorized,
26,585,808 shares issued and outstanding	26,586
Additional paid-in capital	19,605,293
Deferred compensation	(32,864)
Accumulated deficit	(12,889,592)

Total stockholders' equity	6,711,926

Total liabilities and stockholders' equity	$10,302,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPEEDEMISSIONS, INC.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Revenue	$2,084,061	$758,008	$4,617,932	$2,122,138

Costs and expenses:
Cost of emission certificates	615,745	233,681	1,436,546	649,432
General and administrative expenses	2,000,243	970,855	4,410,927	3,955,626

Loss from operations	(531,927)	(446,528)	(1,229,541)	(2,482,920)
Interest expense	70,291	13,793	199,679	49,633

Net loss	$(602,218)	$(460,321)	$(1,429,220)	$(2,532,553)
Less preferred dividends - undeclared	44,110	44,110	132,330	121,782
Benefical conversion feature on Series B convertible preferred stock	—	—	4,577,632	—

Net loss attributable to common shareholders	$(646,328)	$(504,431)	$(6,139,182)	$(2,654,335)

Basic and diluted net loss per share	(0.02)	$(0.02)	(0.24)	$(0.13)

Weighted average shares outstanding, basic and diluted	26,355,296	23,282,096	25,437,145	21,048,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPEEDEMISSIONS, INC.
(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)
Condensed Consolidated Statements of Cash flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Consolidated
	2005	2004

Operating activities:
Net loss	$(1,429,220)	$(2,532,553)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Depreciation and amortization	333,692	174,231
Loss on sale of assets	14,046	—
Stock expense incurred in payment of promissory notes	—	489,812
Stock expense incurred in business acquisition	—	559,514
Stock option expenses	(19,949)	31,070
Stock issued for services	341,614	291,431
Changes in operating assets and liabilities, net of acquisitions:
Net cash (to) from subsidiaries	—	—
Other current assets	(185,407)	65,664
Other assets	9,920	(37,009)
Accrued interest on long-term debt payable to related parties	163,948	38,510
Accounts payable and accrued liabilities	(307,599)	319,298

Net cash used by operating activities	(1,078,955)	(600,032)

Cash flows from investing activities:
Acquisition of businesses	(5,012,486)	(2,376,015)
Proceeds from asset sales	34,000	—
Net purchases of property and equipment	(35,955)	(148,861)
Cash acquired in acquisitions	3,102	—

Net cash used by investing activities	(5,011,339)	(2,524,876)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock
to related party, net of expenses	6,101,400	2,234,000
Proceeds from issuance of common stock and warrants	—	987,550
Proceeds from promissory note payable to related party	350,000	50,000
Payments on promissory notes	(165,000)	(41,666)
Proceeds from convertible debenture, net of expenses	126,000	—
Payments on capitalized leases	(39,419)	(38,069)

Net cash provided by financing activities	6,372,981	3,191,815

Net increase in cash	282,687	66,907

Cash at beginning of period, December 31	16,431	9,231

Cash at end of period, September 30	$299,118	$76,138

Supplemental Information:

Cash paid during the period for interest	$25,613	$6,876

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of	$43,000	$—
Mr. Sticker, Inc.
Equity securities issued in connection with the acquisition of	$—	$573,790
Twenty Dollar Emission, Inc.
Equity securities issued in payment of notes payable	$57,418	$539,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Speedemissions, Inc.
Notes to Condensed Consolidated Financial Statements

September 30, 2005
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

On September 8, 2005, the Company purchased all of the outstanding common stock of Just, Inc., (JI) a Salt Lake City, Utah, company that operates eight (8) emissions testing stations in the Salt Lake City, Utah, area. The purchase price was $2,300,000 in cash plus shares of the Company’s common stock, valued at $200,000. JI’s financial statements have been consolidated, as a wholly owned subsidiary, with the Company’s financial statements as of September 30, 2005.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Speedemissions, SKTF, Mr. Sticker and JI as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for all periods presented. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

As of September 30, 2005 the Company operated, thirty-five (35) emissions testing stations and four (4) mobile units in Georgia, Texas and Utah. The Company does business under the trade names Speedemissions, Mr. Sticker and Just Emissions & Inspections. At its emissions testing stations, the Company uses computerized emissions testing equipment that tests vehicles for compliance with emissions standards; in the emissions testing industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge is $25, and a fee of $6.95 is paid to the State of Georgia. In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test, is paid to the State of Texas. In Utah, we charge $55.00 for combined emissions and vehicle safety inspections tests, with a slightly reduced fee of $44.00 for commercial vehicles. Fees paid to the county range from $4.27 to $5.60 depending on the minimum certificates purchased in a month. In some cases, in response to competitive situations, we have charged less than the statutory maximum revenue charges allowed.

The Company normally requires that the customer’s payment be made with cash, check or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia, Texas and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. At the time of initial testing, the Company provides an allowance for potential retest costs, based on prior retest experience and information furnished by the states of Georgia, Texas and Utah, which is comprised mainly of the labor cost associated with performing a retest.

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

Impairment of Long-Lived Assets

Property and Equipment

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of the carrying amount of the assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment was not impaired as of September 30, 2005 or 2004.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the specific reporting unit of the Company, as defined, to which the goodwill is attributable and a comparison of such fair value to the carrying amount of the reporting unit, including goodwill. If the carrying amount exceeds fair value, the second step is performed to measure the amount of the impairment loss, which equals the amount by which the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill (the implied fair value of goodwill represents the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit). In the opinion of management, goodwill was not impaired as of September 30, 2005 and 2004.

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

	Nine months ended September 30
	2005	2004

Net loss, attributable to common shareholders	$(6,139,182)	$(2,654,335)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	45,965	236,410
Pro forma net loss	$(6,185,147)	$(2,890,745)

Loss per share:
Basic and diluted, as reported	$(0.24)	$(0.13)
Basic and diluted, pro forma	$(0.24)	$(0.14)

The fair value of stock options issued during the nine months ended September 30, 2005 and 2004 has been determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.00%; expected lives of 3 years; expected volatility of 45.00%; and no dividend yield.

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

Note 4: Long-Term Debt Payable to Related Parties

Long-term debt payable to related parties at September 30, 2005 was as follows:

GCA Fund 10% note (a)	$300,000
V2R 10% note (b)	38,334
State inspections of Texas non-interest bearing note (c)	36,000
State Inspections of Texas 12.5% note (d)	1,285,000
State Inspections of Texas 12.5% note (e)	110,000
GCA Fund 8% note (f)	350,000

2,119,334
Less current portion	1,064,050
$1,055,284

(a) The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 24, 2005, the Company and GCA Fund agreed to extend the maturity date to April 24, 2006. At September 30, 2005, the Company had made no interest payments to GCA Fund and thus was not in compliance with the applicable interest payment provisions of the promissory note payable agreements; however, the Company obtained a waiver from GCA Fund regarding such noncompliance.

The $300,000 promissory note payable is mandatorily redeemable, at the option of GCA Fund, under certain circumstances as outlined in the note payable agreement, including but not limited to a change in control, as defined. The promissory note payable agreement contains certain financial and nonfinancial covenants to which the Company must adhere.

(b) On June 13, 2003, the Company entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of September 30, 2005 we had only made three payments totaling $86,666, leaving an unpaid balance of principal and interest of approximately $51,809 as of September 30, 2005.

(c) On December 1, 2004, SIT sold the Company certain assets for $36,000 on an unsecured promissory note. The note was due and payable in 36 equal monthly installments, starting January 2005 and ending December 2008 and carries no interest. No payments have been made on this note. Effective March 31, 2005 the starting date for the monthly payments was extended to August 2005. Effective as of October 24, 2005, the Company and SIT agreed to extend the starting date for monthly payments to April 24, 2006.

(d) On December 30, 2004, SIT sold the Company certain assets for $1,285,000 on a secured promissory note. Payment terms of the note are; interest only (12.5% annually) payable monthly from February 2005 through January 2006, monthly principal and interest payments of $43,000 from February 2006 through June 2008 and a final payment of approximately $291,000 in July 2008. The note is secured by the assets sold to the Company by SIT under the terms of this promissory note. As of September 30, 2005, two interest payments, totaling approximately $23,200, have been made on this note, leaving interest payments of approximately $97,300 accrued and unpaid as of September 30, 2005. Effective March 31, 2005 the starting date for the monthly payments was extended to September 2005. Effective as of October 24, 2005, the Company and SIT agreed to extend the starting date for monthly payments to April 24, 2006.

(e) On December 30, 2004, SIT sold the Company certain assets for $110,000 on a secured promissory note. Payment terms of the note are; interest only (12.5% annually) payable monthly from February 2005 through June 2008 and a final payment of $110,000 in July 2008. The note is secured by the assets sold to the Company by SIT under the terms of this promissory note. No interest payments have been made on this note, leaving interest payments of approximately $10,300 accrued and unpaid as of September 30, 2005. Effective as of October 24, 2005, the Company and SIT agreed to extend the starting date for monthly payments to April 24, 2006.

(f) On January 26, 2005, the Company executed a promissory note in favor of GCA Strategic Investment Fund Limited in the principal amount of $350,000, and on that date the Company received funds in the same amount. Under the terms of the note, we were obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005, however payment was not made on that date. Effective as of March 31, 2005, the Company and GCA Fund agreed to extend the maturity date to October 31, 2005. Effective as of October 24, 2005, the Company and GCA Strategic Investment Fund Limited agreed to extend the maturity date to April 24, 2006. The obligation is secured by certain of our real property. We will use the funds for general working capital purposes. In connection with and as consideration for the issuance of the promissory note, we issued warrants to acquire a total of 200,000 shares of our common stock at $0.357 per share, and entered into a registration rights agreement in connection therewith. We issued to GCA Strategic Investment Fund Limited warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Strategic Investment Fund Limited, warrants to acquire 100,000 shares of our common stock, exercisable for a period of five years at $0.357 per share.

Note 5: Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At September 30, 2005
(unaudited)

Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	$3

Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500

Common stock, $.001 par value, 250,000,000 shares authorized, 26,585,808 shares issued and outstanding	26,586

Additional paid in capital	19,605,293

Deferred compensation	(32,864)

Accumulated deficit	(12,889,592)

Total stockholders’ equity	$6,711,926

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

On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its par value $.001 Series B Convertible Preferred Stock (the Preferred B) and 43,900,000 common stock purchase warrants (the B-1 Warrants and the B-2 Warrants) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses was $5,846,400. In addition to the cash portion of the advisors fee, the Company issued 2,850,000 common stock purchase warrants (the Advisor’s Warrants) to Prospect Financial Advisors, LLC. The 2,850,000 Advisor’s Warrants are exercisable for a period of five years at an exercise price of $0.06 per share of common stock to be acquired upon exercise. The Company also issued 500,000 common stock purchase warrants (the Finder’s Warrants) to Strasbourger, LLC as a finder’s fee. The 500,000 Finder’s Warrants are exercisable for a period of three years at an exercise price of $0.20 per share of common stock to be acquired upon exercise. On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B placement to purchase all of the outstanding common stock of Mr. Sticker. On September 8, 2005, the Company used or committed to pay at a future date, in accordance with the terms of the purchase agreement, $2,300,000 of the net proceeds from the Preferred B placement to purchase all of the outstanding common stock of JI. The remainder of the net proceeds, or $446,400, was retained, by the Company for current working capital.

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

On August 4, 2005, we entered into an Amendment to the Series B Preferred Stock Purchase Agreement (the “Amendment”), and received an additional $195,000 in cash, which modified the Agreement as follows:

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

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 26,585,808 and 24,541,594 shares were issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

In the nine months ended September 30, 2005 and 2004, the Company issued 1,039,422 and 722,017 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized an expense of $341,614 and $291,431 in the nine months ended September 30, 2005 and 2004, respectively. (see note 7).

Stock Option Plan

SKTF’s board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 1,000,000 shares of common stock have been reserved for issuance under the plan. There were 816,750 and 686,750 stock options issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

On October 2, 2003 the Company issued options to purchase up to 400,000 shares of common stock at an exercise price of $2.00 per share. No stock-based employee compensation cost was recorded related to these options as the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

On December 19, 2003, the 400,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $.25 per share and an expiration date of December 18, 2013. Of the 400,000 options, 100,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. The 400,000 options granted on December 19, 2003 have been reclassified as variable stock options since they had an exercise price less than the market value of the underlying common stock on the date of grant. The Company recorded $(19,949) and $31,070 in compensation (income) expense, respectively, during the nine months ended September 30, 2005 and 2004.

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

On June 30, 2005, the Company granted 25,000 stock options to one of its employees. The options carried an exercise price of $.235, vested as of the date of the grant and expire June 30, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

On August 26, 2005, the Company granted 25,000 stock options to one of its employees. The options carried an exercise price of $.20, vested as of the date of the grant and expire August 26, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

Stock Warrants

There were 95,104,372 and 5,180,073 common stock warrants issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

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

On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the Preferred B) and 43,900,000 common stock purchase warrants (the B-1 Warrants and the B-2 Warrants) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. In addition to a cash advisors fee, the Company issued 2,850,000 common stock purchase warrants (the Advisor’s Warrants) to Prospect Financial Advisors, LLC. The 2,850,000 Advisor’s Warrants are exercisable for a period of five years at an exercise price of $0.06 per share of common stock to be acquired upon exercise. The Company also issued 500,000 common stock purchase warrants (the Finder’s Warrants) to Strasbourger, LLC as a finder’s fee. The 500,000 Finder’s Warrants are exercisable for a period of three years at an exercise price of $0.20 per share of common stock to be acquired upon exercise. The 25,000,000 B-1 Warrants are exercisable for a period of five years at an exercise price of $0.24 per share of common stock to be acquired upon exercise. The 18,900,000 B-2 Warrants are exercisable for a period of five years at an exercise price of $0.48 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

On August 4, 2005, we entered into an Amendment to the Series B Preferred Stock Purchase Agreement (the “Amendment”), and received an additional $195,000 in cash, which modified the Agreement as follows:

a.	the Investor purchased $6,615,000 of our Preferred Shares;

b.
the warrants were increased to 26,214,953 shares at $0.24 per share, 19,659,346 shares at $0.48 per share, and 40,000,000 shares at $0.12 per share. We may call the $0.12 warrants if our stock price exceeds $0.24 for fifteen (15) consecutive trading days;

c.
each of the Preferred Shares is convertible into 75.6 shares of our common stock, subject to adjustment if certain conditions are met, for a total of 189,000,000 shares of common stock, has a liquidation preference equal to its purchase price, and has no voting rights;

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

Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. On January 7, 2004, March 9, 2004 and May 7, 2004, the Company issued a total of 450,000 shares of its common stock under the terms of its consulting agreement with the public relations firm. During the nine months ended September 30, 2004, the Company recognized approximately $142,000 in general and administrative expenses related to this agreement.

Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. The Company issued, on May 24, 2004, a total of 100,000 shares of its common stock under the terms of this agreement. During the nine months ended September 30, 2004, the Company recognized $51,000 in general and administrative expenses related to this agreement.

On February 25, 2004, the Company issued 50,000 shares of its common stock for services rendered during the nine months ended September 30, 2004, recording an expense of $33,500 during that period.

Effective November 5, 2004, the Company entered into an agreement with an equity research services firm to issue stock in exchange for consulting services to be rendered by the equity research services firm. The Company issued, on November 5, 2004, a total of 312,500 shares of its common stock, under the terms of this agreement. During the nine months ended September 30, 2005, the Company recognized approximately $57,800 in general and administrative expenses related to this agreement.

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

On July 25, 2005, 2005, we issued a total of 138,888 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the three months ended September 30, 2005, the Company recognized $27,778 in general and administrative expenses related to this agreement.

Note 8: Goodwill

As discussed in Note 1, the Company made one acquisition during the quarter ended September 30, 2005. The acquisition all of the outstanding common stock of Just, Inc. (JI) resulted in the recording of goodwill of $2,279,186. The following table provides details of the acquisition:

Assets acquired
Current assets	$21,386
Equipment	232,000
Goodwill	2,279,186
$2,532,572

Purchase price
Cash	$2,300,000
Current liabilities	32,572
Common stock	200,000
$2,532,572

The Company made the above acquisition to increase its profitability and develop a market share in the Salt Lake City, Utah area. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

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

Note 10: Subsequent Events

On November 2, 2005, we issued a total of 250,000 shares of our common stock, restricted in accordance with Rule 144, to an individual who provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations.

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

Overview

We currently operate 35 vehicle emissions testing stations in three separate markets, greater Atlanta, Georgia, Houston, Texas and Salt Lake City, Utah. In addition, we operate four mobile testing units in the greater Atlanta area. Our 35 stations reflect the following changes: (a) the closing of four stations, (b) the acquisition of Mr. Sticker, with its six stations, (c) the acquisition of Just, Inc., with its eight stations, and (d) the consolidation of our mobile testing units from seven to four units. These changes were made to improve efficiencies and increase profitability. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge is $25, and a fee of $6.95 is paid to the State of Georgia. In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test, is paid to the State of Texas. In Utah, we charge $55.00 for combined emissions and vehicle safety inspections tests, with a slightly reduced fee of $44.00 for commercial vehicles. Fees paid to the county range from $4.27 to $5.60 depending on the minimum certificates purchased in a month. In some cases, in response to competitive situations, we have charged less than the statutory maximum revenue charges allowed.

We want to continue to grow. We completed four acquisitions during 2004, which added nineteen testing centers and seven mobile units and have completed two acquisitions in 2005 which added fourteen testing centers. We intend to close more acquisitions, and to open company-owned stations, throughout 2005 and 2006.

As a result of our past growth and our future growth plans, our biggest challenge has been and will continue to be managing our growth and integrating our acquisitions. We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable. We have not operated at a profit, nor have we operated on a break-even operating cash flow basis. However, if we are successful in implementing our growth strategy, we believe that both of these financial goals are achievable in the next 12 months. Until that time, we will have to continue to fund our operations, and our acquisitions, with capital raised from borrowing or selling our stock.

The following analysis compares the results of operations for the three and nine month periods ended September 30, 2005 to the comparable periods ended September 30, 2004.

Results of Operations

Introduction

Our operations reflect a significantly different company as of September 30, 2005 versus September 30, 2004. As of September 30, 2004 we operated 19 emissions testing stations versus 36 stations and four mobile units as of September 30, 2005. Therefore, our operating expenses and revenues during the three and nine months ended September 30, 2005 were significantly greater than the three and nine months ended September 30, 2004.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30, 2005	September 30, 2004	Percentage Change	June 30, 2005

Revenue	$2,084,061	$758,008	175%	$1,255,586
Cost of Emission Certificates	615,745	233,681	163%	391,677
General & Administrative Expenses	2,000,243	970,855	106%	1,263,803

Loss from Operations	$(531,927)	$(446,528)	19%	$(399,894)

Our revenues increased in the three months ended September 30, 2005 primarily because of the twenty stations we acquired from December 2004 through September 2005. For the third quarter of 2004, our weighted average per-station revenue was $42,000, compared to approximately $54,000 for the second quarter of 2005 and $65,000 for the third quarter of 2005, an increase of over $23,000 per station from a year ago. Revenues from mobile units were not considered in the calculation of average per-station revenue. Contributing to the increase in revenues from the second quarter of 2005 to the third quarter of 2005 was the addition of the higher revenue volume Mr. Sticker stations during the three months ended September 30, 2005. Our cost of emission certificates increased in the three months ended September 30, 2005 as compared to the same period in 2004 primarily because of the twenty stations we acquired from December 2004 through September 2005.

On a fully comparable station basis our revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30, 2005	September 30, 2004	Percentage Change	June 30, 2005

Existing stations	$743,155	$708,727	4.9%	$745,446
SIT acquisition	365,402		N/A	409,770
Mr. Sticker acquisition	656,318		N/A
Just Inc. acquisition (a)	219,713		N/A
Mobile units	92,966		N/A	68,914
Closed units	6,507	49,281	N/A	31,456

Total Revenue	$2,084,061	$758,008	175.0%	$1,255,586

(a)	Just Inc. revenues are only for the one month ended September 30, 2005.

As the above schedule illustrates, our revenues from stations which were open for each of the three months ended, respectively, September 30, 2005 and 2004 increased by 4.9%. The above schedule also shows that $1,334,399 or 64% of our total revenue for the three months ended September 30, 2005 came from our 20 stations acquired after September 30, 2004 plus our mobile units.

On a fully comparable station basis our cost of emission certificates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30, 2005	September 30, 2004	Percentage Change	June 30, 2005

Existing stations	$241,286	$216,887	11.2%	$236,537
SIT acquisition	126,350		N/A	128,730
Mr. Sticker acquisition	206,979		N/A
Just Inc. acquisition (a)	18,779		N/A
Mobile units	21,670		N/A	22,504
Closed units	681	16,794	N/A	3,906

Total Cost of Emission Certificates	$615,745	$233,681	163.5%	$391,677

(a) Just Inc. cost of emission certificates are only for the one month ended September 30, 2005.

As the above schedule illustrates, our cost of emission certificates for stations which were open for each of the three months ended, respectively, September 30, 2005 and 2004 increased by 11.2%. The above schedule also shows that $373,778 or 61% of our total cost of emission certificates for the three months ended September 30, 2005 came from our 20 stations acquired after September 30, 2004 plus our mobile units.

Our general and administrative expenses during the three months ended September 30, 2005 were $2,000,243, an increase of $1,029,388, or 106% as compared to the three months ended September 30, 2004. The primary causes of the increased general and administrative expenses were the following differences in expenses recorded between the three months ended September 30, 2004, and the three months ended September 30, 2005 which respectively increased expenses recorded in the three months ended September 30, 2005 when compared to the three months ended September 30, 2004:

Financing expenses associated with efforts to raise capital for future acquisitions	$305,000
General and administrative expenses associated with the six SIT stations purchased in December 2004	261,000
General and administrative expenses associated with the six Mr. Sticker stations purchased in June 2005	240,000
General and administrative expenses associated with the eight Just Inc. stations purchased in September 2005	141,000
Increase in legal and accounting fees from 2004 to 2005	83,000
$1,030,000

On a fully comparable station basis our general and administrative expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30, 2005	September 30, 2004	Percentage Change	June 30, 2005

Existing stations	$413,075	$439,026	(5.9)%	$388,951
Corporate	864,547	424,243	103.8%	478,892
SIT acquisition	261,377		N/A	241,433
Mr. Sticker acquisition	240,247		N/A
Just Inc. acquisition (a)	140,706		N/A
Mobile units	46,112		N/A	31,484
Closed units	34,179	107,586	N/A	123,043

Total General and Administrative Expenses	$2,000,243	$970,855	106.0%	$1,263,803

(a) Just Inc. general and administrative expenses are only for the one month ended September 30, 2005.

As the above schedule illustrates, our general and administrative expenses for stations which were open for the each of the three months ended, respectively, September 30, 2005 and 2004 decreased by 5.9%. Our corporate general and administrative expenses, during the same period, increased by approximately $440,000 or 103.8%. The primary components of the increase in corporate general and administrative expenses were; financing expenses for capital raise efforts approximately $305,000, increased legal and accounting expenses approximately $83,000 and a finder’s fee paid on the Just, Inc. acquisition approximately $55,000. The above schedule also shows that $688,442 or 34% of our total general and administrative expenses for the three months ended September 30, 2005 came from our 20 stations acquired after September 30, 2004 plus our mobile units.

Our revenue, cost of emission certificates, general and administrative expenses and loss from operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 are as follows:

	9 Months Ended	9 Months Ended
	September 30, 2005	September 30, 2004	Percentage Change

Revenue	$4,617,932	$2,122,138	118%
Cost of Emission Certificates	1,436,546	649,432	121%
General & Administrative Expenses	4,410,927	3,955,626	12%

Loss from Operations	$(1,229,541)	$(2,482,920)	(50)%

Our revenues increased in the nine months ended September 30, 2005 primarily because of the twenty stations we acquired via acquisition from December 2004 through September 2005. For the nine months ended December 31, 2004, our weighted average per-station revenue was $118,000, compared to over $178,000 for the nine months ended September 30, 2005, an increase of over $60,000 per station. Contributing to the increase in revenues from the nine months ended December 31, 2004 to the nine months ended September 30, 2005 was the closing of two unprofitable stations during January 2005 and one unprofitable station during April 2005, plus the addition of the higher revenue volume Mr. Sticker stations for the three months ended September 30, 2005. Our cost of emission certificates increased in the nine months ended September 30, 2005 as compared to the same period in 2004 primarily because of the twenty stations we acquired via acquisition from December 2004 through September 2005.

Our general and administrative expenses during the nine months ended September 30, 2005 were $4,410,927 an increase of $455,301, or 12% as compared to the nine months ended September 30, 2004. The primary causes of the increased general and administrative expenses were the following differences in expenses recorded between the nine months ended September 30, 2004, and the nine months ended September 30, 2005 which respectively increased or (decreased) expenses recorded in the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004:

General & administrative expenses associated with the six Texas stations purchased in December 2004	$800,000
Financing expenses associated with efforts to raise capital for future acquisitions	341,000
General and administrative expenses associated with the six Mr. Sticker stations purchased in June 2005	240,000
General and administrative expenses associated with the eight Just Inc. stations purchased in September 2005	141,000
Excess of purchase price over fair market value of assets purchased - expensed six months ended June 30, 2004	(560,000)
Discount from market price on 2,024,996 common shares issued in debt conversion - expensed six months ended June 30, 2004	(462,000)
$500,000

Interest Expense and Net Loss

Our interest expense and net loss for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended September 30, 2005	3 Months Ended September 30, 2004	% Change	3 Months Ended June 30, 2005

Interest Expense	$70,291	$13,793	409%	$65,293

Net Loss	(602,218)	(460,321)	31%	(465,187)
Preferred stock dividends on Series A convertible preferred stock (undeclared)	44,110	44,110	0%	44,110
Beneficial conversion feature on Series B convertible preferred stock	—	—		4,577,632

Net loss attributable to common shareholders	(646,328)	(504,431)	28%	(5,086,929)
Basic and Diluted Loss per Share	$(0.02)	$(0.02)	0%	$(0.20)

Our interest expense during the three months ended September 30, 2005 was $ 70,291, a $56,498, or 409% increase compared to $13,793 for the three months ended September 30, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,736,000 from September 30, 2004 to September 30, 2005. Total debt, as of September 30, 2005 was approximately $2,119,000.

During the three months ended September 30, 2005, we had a net loss of $602,218. During the three months ended September 30, 2004, we reported a net loss of $460,321. The $141,897 increase in net loss for the three months ended September 30, 2005 was primarily due to approximately $1,030,000 in net general and administrative cost increases, as detailed above, plus approximately $56,000 in increased interest expense, favorably offset by an increase of approximately $944,000 in revenue, less cost of emission certificates, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Our basic and diluted net loss per share for the three months ended September 30, 2005 was $(0.02), which was unchanged from the three months ended September 30, 2004.

Interest Expense and Net Loss

Our interest expense and net loss for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is as follows:

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Change

Interest Expense	$199,679	$49,633	302%

Net Loss	(1,429,220)	(2,532,553)	(44)%
Preferred stock dividends on Series A convertible preferred stock (undeclared)	132,330	121,782	9%
Beneficial conversion feature on Series B convertible preferred stock	4,577,632	—	100%

Net loss attributable to common shareholders	(6,139,182)	(2,654,335)	131%

Basic and Diluted Loss per Share	$(0.24)	$(0.13)	85%

Our interest expense during the nine months ended September 30, 2005 was $199,679, a $150,046, or 302% increase compared to $49,633 for the nine months ended September 30, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,736,000 from September 30, 2004 to September 30, 2005. Total debt, as of September 30, 2005 was approximately $2,119,000.

During the nine months ended September 30, 2005, we had a net loss of $1,429,220. During the nine months ended September 30, 2004, we reported a net loss of $2,532,553. The $1,103,333 decrease in net loss for the nine months ended September 30, 2005 was primarily due to approximately $500,000 in net general and administrative cost increases, as detailed above, plus approximately $150,000 in increased interest expense, less an increase of approximately $1,708,000 in revenue, less cost of emission certificates, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, we recorded a charge to accumulated deficit of $4,577,632 as a result of a beneficial conversion feature associated with the 2,500,000 shares of Series B convertible preferred stock and 43,900,000 warrants issued in the June 30, 2005 capital raise (see Note 5). Primarily as a result of this beneficial conversion feature, our basic and diluted loss per share for the nine months ended September 30, 2005 increased from $(0.13) to $(0.24), when compared to the nine months ended September 30, 2004.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2005, we did not generate positive operating cash flows. With six acquisitions completed during 2004 and 2005, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2005. Therefore, during the nine months ended September 30, 2005, we raised $350,000 from the issuance of a promissory note to GCA Strategic Investment Fund Limited, and $126,000, net of expenses, from the issuance of a convertible debenture, to be used for working capital purposes and $6,101,400, net of expenses, from the issuance 2,500,000 of our Series B convertible preferred stock, to be used for acquisitions and working capital. To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities to related parties. We anticipate raising additional capital during the fourth quarter of 2005 from the issuance of long-term debt, although the terms of a debt placement have not been determined.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2005 as compared to September 30, 2004 and June 30, 2005 were:

	September 30,	September 30,	June 30,
	2005	2004	2005

Cash	$299,118	$76,138	$87,777
Total current assets	602,360	121,563	272,455
Total assets	10,302,587	3,109,950	7,428,844
Total current liabilities	2,528,201	1,118,741	2,033,920
Total liabilities	3,590,661	1,152,838	3,246,352

Cash Requirements

For the nine months ended September 30, 2005 our net cash used by operating activities was ($1,078,955), as compared to ($600,032) for the nine months ended September 30, 2004. Negative operating cash flows during the nine months ended September 30, 2005 were primarily created by a net loss from operations of $1,429,220 plus a decrease of $307,599 in accounts payable and accrued liabilities and an increase of $185,407 in other current assets, partially reduced by non-cash stock related expenses of $341,614, depreciation and amortization of $333,692 and an increase in interest payable to related parties of $163,948. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

For the nine months ended September 30, 2004 our net cash used in operating activities was ($600,032). Negative operating cash flows during the nine months ended September 30, 2004 were primarily created by a net loss from operations of $2,532,553, partially offset by non-cash stock related expenses of $1,371,827, an increase of 319,298 in accounts payable and accrued liabilities and depreciation and amortization of $174,231.

The following table shows net loss as a percentage of revenues decreasing from 119% for the nine months ended September 30, 2004 compared to 31% for the nine months ended September 30, 2005. This indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

	Revenues	Net Loss	Percentage of Revenues

Nine months ended September 30, 2005	$4,617,932	$(1,429,220)	31%
Nine months ended September 30, 2004	2,122,138	(2,532,553)	119%

Sources and Uses of Cash

Net cash used by investing activities was $5,011,339 and $2,524,876, respectively, for the nine months ended September 30, 2005 and 2004. The investing activities during the nine months ended September 30, 2005 and September 30, 2004 involved primarily $5,012,486 and $2,376,015, respectively, used in the acquisition of businesses.

Net cash provided by financing activities was $6,372,981 and $3,191,815, respectively, for the nine months ended September 30, 2005 and 2004. Net cash provided during the nine months ended September 30, 2005 resulted primarily from $6,101,400 in net proceeds from the issuance of the Series B convertible preferred stock, $350,000 in promissory note proceeds from a related party and $126,000 in net proceeds from the sale of a convertible debenture. Net cash provided during the nine months ended September 30, 2004 resulted primarily from $2,234,000 in net proceeds from the issuance of Series A convertible preferred stock and an increase of $987,550 resulting from a private placement of the Company’s common stock and warrants.

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

On July 25, 2005, the combined principal amount of $140,000 and accrued interest amount of approximately $1,900 outstanding under a convertible debenture converted into 709,398 shares of our common stock at an exchange rate of $0.20 per common share.

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

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2005, we issued a total of 25,533 shares of our common stock, restricted in accordance with Rule 144, to two individuals for services rendered. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated purchasers.

On July 25, 2005, we issued a total of 182,979 shares of our common stock, restricted in accordance with Rule 144, to two individuals as additional consideration related to the purchase of Mr. Sticker, Inc., a Texas corporation. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited.

On July 25, 2005, we issued a total of 709,398 shares of our common stock, restricted in accordance with Rule 144, to one shareholder upon the conversion of $140,000 in outstanding principal amount and $1,879.45 in accrued but unpaid interest on one outstanding convertible promissory note. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

On July 25, 2005, we issued a total of 112,415 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President and a Director, upon the conversion of outstanding principal amounts and accrued but unpaid interest of $26,417.51 in outstanding convertible promissory notes. Calabria Advisers, LLC provides us with consulting services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited and familiar with our operations.

On July 25, 2005, we issued a total of 138,888 shares of our common stock, restricted in accordance with Rule 144, to legal counsel for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

On August 4, 2005, in conjunction with an amended financing transaction with Barron Partners, LP, we issued restated warrants to acquire 26,214,953 shares of our common stock at $0.24 per share, restated warrants to acquire 19,659,346 shares of our common stock at $0.48 per share, and warrants to acquire 40,000,000 shares of our common stock at $0.12 per share, to a single accredited investor, in exchange for an additional $195,000 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is accredited.

On August 11, 2005, we issued warrants to acquire 500,000 shares of our common stock at $0.20 per share to six individuals for services rendered in connection with the June 30, 2005 financing transaction. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited.

ITEM 3    Defaults Upon Senior Securities

On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made three payments totaling $86,666, leaving an unpaid balance of principal and interest of approximately $51,809 as of September 30, 2005.

On January 21, 2004, we completed a private placement of 2,500 shares of our Series A Convertible Preferred Stock to GCA Fund, in exchange for gross proceeds to us of $2,500,000. The Preferred stock pays a dividend of seven percent (7%) per annum, payable quarterly. Dividends on the Series A Convertible Preferred Stock shall be paid, at our discretion, in either (i) additional shares of Series A Convertible Preferred Stock based on the Original Issue Price, or (ii) Common Stock based on the Market Price. As of September 30, 2005, and as of the date hereof, we have not paid any dividends on the Series A Convertible Preferred Stock. As of September 30, 2005, we are in arrears on these dividends in the amount of $298,222.

ITEM 4    Submission of Matters to a Vote of Security Holders

On August 27, 2003, we held our annual meeting of shareholders. Proxies were not solicited from the shareholders.

Five individuals were elected to our Board of Directors, namely Richard A. Parlontieri, Bahram Yusefzadeh, Bradley A. Thompson, Erik Sander and Ernest A. Childs, PhD. Mr. Parlontieri, Mr. Yusefzadeh, Mr. Thompson and Mr. Sander were directors prior to the meeting. They nominated Dr. Childs to serve on the Board of Directors. The results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Richard A. Parlontieri	18,520,615	-0-	-0-	-0-	-0-
Bahram Yusefzadeh	18,520,615	-0-	-0-	-0-	-0-
Bradley A. Thompson	18,520,615	-0-	-0-	-0-	-0-
Erik Sander	18,520,615	-0-	-0-	-0-	-0-
Ernest A. Childs, PhD.	18,520,615	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

1.
Approval of an amendment to our Articles of Incorporation effectuating an increase in the authorized common stock from 100,000,000 shares with a par value of $0.001 to 250,000,000 shares with a par value of $0.001;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
18,520,615	-0-	-0-	-0-	-0-

2.	Approval of the Speedemissions, Inc. 2005 Stock Grant and Option Plan;

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
18,520,615	-0-	-0-	-0-	-0-

3.	Ratification of the appointment of Tauber & Balser, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2005.

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
18,520,615	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on July 28, 2005.

ITEM 5    Other Information

Calabria Loans - 2004

From September to December 2004, Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri, loaned the Company a total of $25,600 pursuant to the terms of three unsecured promissory notes, identical to the notes listed above. The notes were due and payable as follows:

Date	Principal Amount	Due Date
September 29, 2004	$5,900	March 29, 2005
October 28, 2004	$9,900	April 28, 2005
December 17, 2004	$9,800	June 17, 2005

On June 25, 2005, we converted all of the notes, plus accrued interest, into 112,415 shares of our common stock.

Amendment to Conversion Terms of Series A Preferred Stock

On June 30, 2005, as reported in a Current Report on Form 8-K filed on July 7, 2005, as amended by a Current Report on Form 8-K filed on August 9, 2005, we issued 2,500,000 shares of our Series B Convertible Preferred Stock in exchange for $6,615,000 in cash.

On August 23, 2005, GCA Strategic Investment Fund Limited, the holder of all 2,500 shares of our Series A Convertible Preferred Stock, notified us that as a result of the issuance of our Series B Convertible Preferred Stock and pursuant to Section 9 of that certain Certificate of Designation of Series A Convertible Preferred Stock, the conversion ratio for our Series B Convertible Preferred Stock was automatically incorporated into the rights of the Series A Convertible Preferred Stock. Consequently, the number of shares of common stock which GCA Strategic Investment Fund Limited is entitled to receive upon the conversion of our Series A Convertible Preferred Stock has increased from 2,500,000 shares to 71,428,571 shares. Additional shares may be issued should the holder request to convert accrued dividends on the Series A Convertible Preferred Stock into common shares. The issuance of the Series A Convertible Preferred Stock was reported in a Current Report on Form 8-K filed on January 29, 2004.

We are currently in discussion with GCA and our other significant investor, Barron Partners, LP, to amend the conversion terms of our Series A Convertible Preferred Stock.

Increase in Authorized Common Stock

On August 29, 2005, we filed an amendment to our Articles of Incorporation that increased our authorized common stock from 100,000,000 shares to 250,000,000 shares, par value $0.001 per share.

Acquisition of Just, Inc.

On September 8, 2005, we completed the acquisition of all of the outstanding securities of Just, Inc., a Utah corporation d/b/a Just Emissions & Inspections, which is now our wholly-owned subsidiary. Just, Inc. owns and operates eight (8) emission testing centers in the Salt Lake City, Utah area, which we intend to operate under the Just Emissions & Inspections name.

ITEM 6 Exhibits and Reports on Form 8-K

(a)    Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

2.2 (5)	Asset Purchase Agreement dated January 21, 2004

2.3 (6)	Asset Purchase Agreement dated January 30, 2004

2.4 (7)	Asset Purchase Agreement dated December 2, 2004

2.5 (8)	Asset Purchase Agreement dated December 30, 2004

3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (2)	Bylaws of SKTF Enterprises, Inc.

3.4	Articles of Amendment to Articles of Incorporation of Speedemissions, Inc.

4.1 (4)	Certificate of Designation of Series A Convertible Preferred Stock

4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock

4.3 (10)	First Amendment to Certificate of Designation for Series B Convertible Preferred Stock

10.1 (10)	Restated Common Stock Purchase Warrant “A” issued to Barron Partners dated June 30, 2005

10.2 (10)	Restated Common Stock Purchase Warrant “B” issued to Barron Partners dated June 30, 2005

10.3 (10)	Common Stock Purchase Warrant “C” issued to Barron Partners dated August 4, 2005

10.4 (10)	Amendment to Preferred Stock Purchase Agreement with Barron Partners LP dated August 4, 2005

10.5 (11)	Form of Common Stock Purchase Warrant, dated August 11, 2005

10.6 (12)	Stock Purchase Agreement dated September 7, 2005 for the acquisition of Just, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(3)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003.

(4)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

(6)	Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004.

(8)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005.

(11)	Incorporated by reference from our Current report on Form 8-K dated August 12, 2005 and filed August 12, 2005.

(12)	Incorporated by reference from our Current Report on Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005.

(b)    Reports on Form 8-K

On July 7, 2005, we filed an Item 1.01, 2.01, 3.02, and 5.03 Current Report on Form 8-K regarding our acquisition of Mr. Sticker, Inc.

On July 28, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

On August 9, 2005, we filed an Item 1.01, 3.02, and 5.03 Current Report on Form 8-K regarding amendments to our financing transaction.

On August 12, 2005, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

On August 29, 2005, we filed an Item 8.01 Current Report on Form 8-K regarding automatic adjustments to the conversion price of our Series A Preferred Stock.

On September 13, 2005, we filed an Item 1.01 and 2.01 Current Report on Form 8-K regarding our acquisition of Just, Inc.

On September 13, 2005, we filed an Item 9.01 Current Report on Form 8-K enclosing the financials as required for our acquisition of Mr. Sticker, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2005	Speedemissions, Inc.

/s/ Richard A. Parlontieri
By: Richard A. Parlontieri, President

/s/ Larry Cobb
By: Larry Cobb, Chief Financial Officer