Form 10KSB
period 2005-12-31
SPEEDEMISSIONS INC
filed 2006-03-31
CIK 1158419

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Under Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year Ended: December 31, 2005.
☐	Transition Report Under Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934
For the Transition Period from to

Commission file number: 000-49688

Speedemissions, Inc.
(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)
1134 Senoia Road, Suite B2 Tyrone, Georgia (Address of principal executive offices)	30290 (Zip Code)

        Issuer's telephone number (770) 306-7667

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

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        State issuer's revenues for its most recent fiscal year. The issuer's revenues for the year ended December 31, 2005 were $6,952,200.

        The estimated aggregate market value of voting and non-voting common equity held by non-affiliates of the Company based on the closing price of $1.00 for our common stock on March 8, 2006 is $1,416,536.

        As of March 8, 2006, there were 2,873,598 shares of common stock, par value $0.001, issued and outstanding.

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

        Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Speedemissions, Inc.

TABLE OF CONTENTS

Part I

Item 1. Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under "Risk Factors."

General

        We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001 for the original purpose of marketing and distributing branded and licensed hats and clothing at major events such as sporting events, concerts, and conventions. In June 2003, we abandoned that business plan and acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. As of March 31, 2006, we operate 35 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area.

Reverse Stock Split

        On November 18, 2005, our shareholders approved by written consent of a majority vote a 1-for-10 reverse stock split of the issued and outstanding shares of common stock with fractional shares being rounded up to the next whole share. We executed the amendment to the Articles of Incorporation on December 6, 2005 which went effective January 20, 2006. All share amounts in this Annual Report have been adjusted to reflect the reverse stock split unless otherwise indicated.

Risk Factors

        Our independent auditors have expressed doubt about our ability to continue as a going concern.

        In their report dated February 24, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. However, our independent auditors raised substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, operating cash flow deficiencies, and our limited capital resources. Our future success and ability to continue as a going concern is contingent upon, among other things, the ability to achieve and maintain satisfactory levels of profitable operations, obtain and maintain adequate levels of debt and equity financing, and provide sufficient cash from operations to meet current and future obligations. We are not generating sufficient cash flow from operations to fund growth as we continue to acquire and open new emission testing and safety inspection stations. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, we may not achieve positive operating cash flow during 2006. In order to continue implementation of our growth strategy, we will need to raise additional capital through the sale of our equity securities and or through debt financing.

        We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

        Our limited operating history and losses to date make it difficult to evaluate our business. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. Various factors, such as economic conditions, regulatory, and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

        We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price.

        Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 1,457,062 shares of our common stock. Upon exercise of all outstanding warrants at the exercise price of $1.20 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited could own up to 10,056,859 shares of our common stock. Barron Partners LP could acquire up to 31,487,430 shares of our common stock upon the exercise of outstanding warrants at the exercise price of $1.20 per share and the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market, or if the public market perceived the sale of those shares into the market, it would have a negative impact on our stock price.

  There is an extremely limited market for our stock.

        There is an extremely limited trading market for our common stock. Although our common stock is quoted on the OTC Bulletin Board, there are very few trades of our shares. During 2005, for example, average monthly trading volume of our common stock was 53,385 shares. Currently, there are approximately six market-makers in our common stock. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development and maintenance of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers on the OTC Bulletin Board are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our losses from operations for each of the past three years, the going concern opinion by our auditors, the large number of shares reserved for issuance upon exercise of existing warrants or options or the conversion of outstanding shares of preferred stock, and the small size of our company mean that there can be no assurance of an active and liquid market for our common stock developing in the foreseeable future. Even if a market develops, we cannot assure you that a market will continue, or that shareholders will be able to resell their shares at any price. You should carefully consider the limited liquidity of your investment in our common stock.

        We may have to pay a substantial amount of liquidated damages to a single shareholder if we fail to maintain certain requirements.

        If we fail to maintain a majority of independent directors on our board or a majority of independent directors on both our Audit Committee and Compensation Committee, then we must pay to Barron Partners, LP ("Barron") an amount equal to 24% of the purchase price of $6,615,000 for the Series B Convertible Preferred Stock and common stock warrants per annum, payable monthly. For every month the majority of our board or any of our committees is not independent, we must pay

Barron liquidated damages in the amount of $132,300. Currently we have a majority of independent directors on our board.

        If we fail to maintain the effectiveness of a resale registration statement for the shares held by Barron, then we must pay to Barron in the form of shares of Series B Convertible Preferred Stock an amount equal to 24% of the purchase price of $6,615,000 paid by Barron for the Series B Convertible Preferred Stock and common stock warrants per annum for each day the resale registration is not effective. For example, if we fail to maintain the effectiveness of the resale registration statement for a period of 30 days, we must issue to Barron approximately 49,315 shares of Series B Convertible Preferred Stock which would convert to approximately 372,822 shares of our common stock. We filed a resale registration statement for the shares held by Barron on August 24, 2005, which was declared effective by the SEC on October 13, 2005. This registration statement is currently not up-to-date because it does not describe our Settlement Agreement with Barron and GCA or include our 2005 financial statements. We are in the process of updating the registration statement for these events. Because we had prepared a proposed amendment to the registration statement at Barron's request to describe Barron's proposed plan of distribution of its shares, we believe any delay in updating the registration statement to describe current events has been authorized by Barron. Consequently, we believe we are not in violation of this liquidated damages provision and have asked Barron to agree in writing with our position. Barron has informed us that it disagrees with our position and therefore there is a risk that we may owe Barron additional shares of Series B Preferred Stock.

        We are obligated to redeem a series of our preferred stock upon a change of control.

        If a person or group of persons other than GCA Strategic Investment Fund acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA Strategic Investment Fund, we could be required to redeem the Series A Convertible Preferred Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Series A Convertible Preferred Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of us and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of your common stock.

        A change of control could occur if one shareholder exercises all of its common stock purchase warrants.

        Barron may acquire 18,760,000 shares of common stock upon conversion of 2,481,481 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In addition, Barron may acquire 12,587,431 shares of common stock upon the exercise of warrants at $1.20 per share. However, Barron is restricted from exercising any portion of the common stock warrants which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless Barron revokes this restriction upon 61 days prior notice from Barron to Speedemissions. If Barron revokes this restriction, it could control approximately 82% of outstanding shares of common stock based on number of outstanding shares as of March 8, 2006.

        The exercise price of certain outstanding warrants will be adjusted if we do not meet certain earnings per share goals, and as a result we could lose a substantial amount of future capital.

        The exercise price of certain warrants to purchase approximately 8,587,431 shares of common stock may be reduced from the current price of $1.20 if we earn less than $0.054 per share based on a fully diluted shares outstanding at year end beginning when the 2005 year end financials are reported. The exercise price would be reduced proportionately by 0% if earnings are $0.054 per share and by 40% if the earnings are $0.033 or less per share. For example, if we earn $0.043 per share, or 20% below $0.054 per share, then the warrant exercise price will be reduced by 20%. If we fail to meet these earnings per share goal, we might lose a substantial amount of future capital and other shareholders would face additional dilution. We have not met the earnings per share projections for 2005. However, we believe the warrant holder, Barron, is not entitled to reductions in the exercise price of the warrants because the earnings per share requirement was tied to a contemplated acquisition that was not completed. Barron has confirmed in writing that it agrees with our position.

        We depend upon government laws and regulations that may be changed in ways that may impede our business.

        Our business depends upon government legislation and regulations mandating air pollution controls. At this point, Georgia, Texas and Utah laws are especially important to us because all of our existing emissions testing services are conducted in those states. Changes in federal or state laws that govern or apply to our operations could have a material adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedure in our markets. For example, Georgia law could be changed so as to require that vehicles in the state be tested every other year, as opposed to every year. Such a change would reduce the number of vehicles that need to be tested in any given year and such a reduction would have a material adverse effect on our revenues in Georgia. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing. We cannot be assured that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing industry generally or, specifically, on our business.

  We may be unable to effectively manage our growth and operations.

        If we continue to raise sufficient capital to support our growth strategy of both opening and acquiring stations, we anticipate rapid growth and development in a relatively short period of time. The management of this expansion will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel in order to effectively manage our expected growth and expansion. Failure to successfully manage our expected growth and development and difficulties in managing additional emissions testing stations could have a material adverse effect on our business and the value of our common stock.

        Our strategy of acquiring and opening more testing stations may not produce positive financial results for us.

        Our strategy of acquiring and opening more emissions testing stations in the greater Atlanta, Houston, and Salt Lake City areas and in other areas is subject to a variety of risks, including the:

  •
  Inability to find suitable acquisition candidates;

  •
  Failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approvals or consents;

  •
  Difficulty in integrating the operations, systems and management of our acquired stations and absorbing the increased demands on our administrative, operational and financial resources;

  •
  Loss of key employees;

  •
  Reduction in the number of suitable acquisition targets resulting from continued industry consolidation;

  •
  Inability to negotiate definitive purchase agreements on satisfactory terms and conditions;

  •
  Increases in the prices of sites and testing equipment due to increased competition for acquisition opportunities or other factors; and

  •
  Inability to sell any non-performing stations or to sell used equipment.

        Our failure to successfully address these risks could have a material adverse effect on our business and impair the value of our common stock.

        Because the emissions testing industry is highly competitive, we may lose customers and revenues to our competitors.

        Our testing stations face competition from other emission station operators that are located near our sites. We expect such competition whenever and wherever we open or acquire a station. Our revenue from emissions testing is affected primarily by the number of vehicles our stations service, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce our fees to $20.00 in some of our Atlanta stations. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues. A decrease in testing volume as the result of competition or other factors could materially impair our profitability and our cash flows, thereby adversely affecting our business and the value of our common stock.

        The loss of Richard A. Parlontieri, our President and Chief Executive Officer, and the inability to hire or retain other key personnel, would adversely affect our ability to manage and control our business.

        Our business now depends primarily upon the efforts of Mr. Richard A. Parlontieri, who currently serves as our President and Chief Executive Officer. We believe that the loss of Mr. Parlontieri's services would have a materially adverse effect on us. In this regard, we note that we have entered into a three-year employment agreement with Mr. Parlontieri. We do not maintain key-man life insurance on Mr. Parlontieri.

        As our business grows and expands, we will need the services of other persons to fill key positions in our company. As an early growth-stage company with limited financial resources, however, we may not be able to attract, or retain, competent, qualified and experienced individuals to direct and manage our business. The absence of skilled persons within our company will have a materially adverse effect on us and the value of our common stock.

        Our largest shareholder controls our company, allowing it to direct the company in ways that may be contrary to the wishes of other shareholders.

        Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliate, own approximately 54% of our outstanding shares and control approximately 79% of our outstanding voting securities. They have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

        There are a large number of outstanding warrants, options and preferred stock which if exercised or converted will result in substantial dilution of the common stock.

        As of March 8, 2006, there are 2,873,598 shares of common stock outstanding. In November 2005 we entered into a Settlement Agreement, as a result we delivered warrants to purchase stock and shares of Series A Convertible Preferred Stock if exercised and converted would amount to approximately 8,594,166 shares of common stock. For a more detailed discussion, see Recent Corporate Developments. If all warrants and options are exercised and all preferred stock are converted to common stock, there will be 43,490,611 shares of common stock outstanding. As a result, a shareholder's proportionate interest in us will be substantially diluted.

        Our stock price may fluctuate which could result in substantial losses for investors.

        The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

  •
  Quarterly variations in operating results;

  •
  Any significant sale of stock or exercise of warrants by any of our existing shareholders;

  •
  Announcements by us or our competitors of new products, significant contracts, acquisitions or strategic relationships;

  •
  Publicity about our company, management, products or our competitors;

  •
  Additions or departures of key personnel;

  •
  Any future sales of our common stock or other securities; and

  •
  Stock market price and volume fluctuations of publicly traded companies.

        These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

        Because we are subject to the "penny stock" rules, the level of trading activity in our stock may be reduced.

        Our common stock is quoted on the OTC Electronic Bulletin Board. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on Nasdaq. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Expansion of Business

        We are becoming a national provider of vehicles emissions testing and safety inspections. In the past two years, we have acquired competitors in the Atlanta, Georgia; Houston, Texas, and Salt Lake City, Utah areas. We intend to continue opening company-owned and operated stores, to acquire more competitors, and to begin offering franchises, all in both our current markets and other selected markets, such as Dallas, Texas; Charlotte, North Carolina; Northern Virginia; Pittsburgh and Philadelphia, Pennsylvania; Southern California; Las Vegas, Nevada; New York City; and Boston, Massachusetts. We are creating brand awareness in our current testing stations through standard building style and façade, consistent color schemes, signs, and employee uniforms, and we advertise in select local markets. Any future testing stations will also comply with our brand specifications.

2004 AND 2005 ACQUISTIONS

Seller	Acquisition Agreement	Assets Acquired
Procam Emissions and Georgia Emissions	Asset Purchase Agreement dated January 21, 2004	Four emissions testing centers in the Atlanta, Georgia area
Twenty Dollar Emissions	Asset Purchase Agreement dated January 30, 2004	Seven emissions testing centers in the Atlanta, Georgia area
BB&S Emissions, LLC	Asset Purchase Agreement dated June 11, 2004	One emissions testing center in the Atlanta, Georgia area
State Inspections of Texas, Inc.	Asset Purchase Agreement dated December 2, 2004	Five mobile testing centers in the Atlanta, Georgia area
State Inspections of Texas, Inc.	Asset Purchase Agreement dated December 30, 2004	Six emissions testing centers in the Houston, Texas area
Mr. Sticker, Inc.	Stock Purchase Agreement dated June 30, 2005	Six emissions testing centers in the Houston, Texas area
Just, Inc.	Stock Purchase Agreement dated September 7, 2005	Eight emissions testing centers in the Salt Lake City, Utah area

Recent Corporate Developments

  Reverse Stock Split

        On November 18, 2005, our shareholders approved by written consent of a majority vote a 1-for-10 reverse stock split of the issued and outstanding shares of common stock with fractional shares being rounded up to the next whole share. We executed the amendment to the Articles of Incorporation on December 6, 2005 which went effective January 20, 2006. All share amounts in this Annual Report have been adjusted to reflect the reverse stock split.

  Description of Settlement Agreement and Related Transactions

        On June 30, 2005, we entered into a Preferred Stock Purchase Agreement (the "Barron Agreement") with Barron Partners LP ("Barron") pursuant to which Barron purchased $6,420,000 worth of our Series B Convertible Preferred Stock, along with warrants to purchase 2,500,000 shares of our common stock at an exercise price of $2.40 per share for a period of five years, and warrants to purchase 1,890,000 shares of our common stock at an exercise price of $4.80 per share for a period of five years. On August 4, 2005, we entered into an Amendment to Stock Purchase Agreement which modified the Barron Agreement to, among other things, increase the warrants to 2,621,496 shares at $2.40 per share and 1,965,935 shares at $4.80 per share, respectively.

        On August 23, 2005, GCA Strategic Investment Fund Limited ("GCA"), the holder of all 2,500 shares of our Series A Convertible Preferred Stock then issued and outstanding, notified us that as a result of the Barron Agreement and pursuant to Section 9 of the Certificate of Designation of Series A Convertible Preferred Stock, the conversion ratio of our Series B Convertible Preferred Stock was automatically incorporated into the rights of the Series A Convertible Preferred Stock (referred to herein as the "Dispute"). We resolved this Dispute by entering into a Settlement Agreement with GCA, Barron, and Global Capital Funding Group, LP ("GCFG" and collectively with GCA and Barron referred to herein as the "Investors") with all parties agreeing to the following terms:

  •
  GCFG converted all amounts due and owing under the Speedemissions, Inc. Secured Promissory Note dated December 30, 2004, in the principal amount of $1,285,000 plus accrued interest of $124,288 into (i) 1,409 shares of Series A Convertible Preferred Stock with rights and preferences outlined in the Amended Certificate of Designation of our Series A Convertible Preferred Stock and (ii) a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $1.20 per share for a period of five years;

  •
  GCA consented to the Amended Certificate of Designation of our Series A Convertible Preferred Stock, including a new conversion price of $1.20 per share of common stock and no dividend rights, and converted all amounts due and owing, including accrued interest of $160,705, under the $350,000 principal amount promissory note dated January 26, 2005, the $300,000 principal amount promissory note dated August 2, 2001, and the $110,000 principal amount promissory note dated August 7, 2004 and $302,847 in cumulative dividends due and owing under the existing 2,500 shares of our Series A Convertible Preferred Stock into (i) 1,224 shares of Series A Convertible Preferred Stock, (ii) a warrant to purchase 1,600,000 shares of our common stock with an exercise price of $1.20 per share of common stock for a period of five years, and (iii) an amended warrant agreement dated January 26, 2005 to purchase 250,000 shares of common stock reducing the exercise price from $2.40 to $1.20 per share;

  •
  Barron agreed to the issuance of the GCA Stock, the GCFG Stock, and the GCFG Warrant, and to the Amended Certificate of Designation in exchange for a warrant to purchase 4,000,000 shares of our common stock with an exercise price of $1.20 per share of common stock for a period of five years; and

  •
  Speedemissions, GCFG, GCA, and Barron agreed to release each other of all claims, agreements, contracts, covenants, representations, obligations, losses, liabilities, demands and causes of action which it may now or hereafter have or claim to have against each other, as a result of the Dispute.

        In connection with the Settlement Agreement, we also amended certain Common Stock Purchase Warrants held by the Investors effective October 14, 2005:

  •
  We executed an Amendment No. 1 to the First Restated Common Stock Purchase Warrant "A" to purchase 2,621,496 shares of common stock held by Barron reducing the exercise price from $2.40 per share to $1.20 per share.

  •
  We executed an Amendment No. 1 to the Common Stock Purchase Warrant "B" to purchase 1,965,935 shares of common stock held by Barron reducing the exercise price from $4.80 per share to $1.20 per share.

  •
  We executed an Amendment No. 1 to the Warrant to purchase 250,000 shares of common stock held by GCA reducing the exercise price from $1.25 per share to $1.20 per share.

  •
  We executed an Amendment No. 1 to the Warrant to purchase 10,000 shares of common stock held by GCA reducing the exercise price from $3.57 per share to $1.20 per share.

        As part of the Settlement Agreement, we entered into an Exchange Agreement with GCFG dated effective as of October 14, 2005 exchanging the GCFG Stock and the GCFG Warrant for the GCFG Note.

        In conjunction with the GCFG Exchange Agreement, we granted to GCFG registration rights with respect to the resale of the shares of common stock underlying the warrants and preferred stock issued to GCFG. Pursuant to the Registration Rights Agreement with GCFG dated October 14, 2005, we agreed to prepare and file a registration statement for the resale of the shares of common stock underlying the GCFG Stock and GCFG Warrant and to use our best efforts to cause the registration statement to be declared effective.

        As part of the Settlement Agreement, we entered into an Exchange Agreement with GCA dated effective as of October 14, 2005 exchanging the GCA Stock and the GCA Warrant for the following debt and rights held by GCA: (i) the $300,000 Note; (ii) the $110,000 Note; (iii) the $350,000 Note and (iv) $302,847 in cumulative dividends due and owing under the then existing 2,500 shares of the Series A Convertible Preferred Stock.

        In conjunction with the GCA Exchange Agreement, we granted to GCA registration rights with respect to the resale of the shares of common stock underlying the warrants and preferred stock issued to GCA. Pursuant to a Registration Rights Agreement with GCA dated October 14, 2005, we agreed to prepare and file a registration statement for the resale of the shares of common stock underlying the GCA Stock and GCA Warrant and to use our best efforts to cause the registration statement to be declared effective.

Our Typical Testing Center

        The typical testing center is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so vehicles can "drive-through" the facility. We also have structures that resemble a bank drive-through facility. A computerized testing system is located in the building. There are two types of primary tests that are performed, the Accelerated Simulated Model (ASM) and the On-Board Diagnostic (OBD). In selected markets a vehicle safety inspection must also be performed. These tests apply to vehicles generally manufactured from 1982 through 2003, depending on the state. The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In all new centers, we expect to operate two testing lanes. The cost of equipment for operating one ASM and two OBD machines is approximately $50,000. The cost of facilities varies, depending on location and market rates in that area. Generally, we do not expect to own any land or buildings. Instead, although we own the land and building at one of our sites, in the future we intend to lease or sublease all of the land and the buildings that we use in our business. We expect the total cost for a new emissions testing site will be approximately $150,000, including emission testing equipment and related installation, deposits and prepaid items such as certificates, furniture and office equipment, renovations if necessary, signage, and capital necessary to fund operations during the first year. Such amount does not include future years' costs, such as rent and utilities or other operating costs.

        In our Atlanta, Georgia and Houston, Texas locations, under the guidelines of the Georgia Clean Air Force program and Texas Vehicle Emissions Testing Program, respectively, the mobile vehicle emission testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have four units and they serve the automobile fleets of the federal, state, and local governments. Also, all used cars, prior to being re-sold, must have a vehicle emission test, and thus we serve both the new and used car dealers throughout the greater Atlanta market. Finally, these units serve the fleets of major corporate customers as well. The start-up cost for the mobile testing unit is about 60% less than the cost of a typical brick-and-mortar location.

Industry Background—Government and Regulatory Overview

        The United States Environmental Protection Agency reported in 2003 that approximately 123 million people live in 333 counties across the United States that do not meet national air quality standards. The 2005 Motor Vehicle I/M Report, an Annual Report published by Sierra Research, states that 33 states and the District of Columbia currently have vehicle emissions testing programs. Each state as well as the District of Columbia has its own regulatory structure for emissions testing with which we must comply.

        Public awareness of air pollution and its hazardous effects on human health and the environment has increased in recent years. Increased awareness of air pollution and its hazardous effects on human health and the environment has led many governmental authorities to pass more stringent pollution control measures. One especially effective measure that many governmental authorities have adopted is vehicle emissions testing. Vehicle emissions produce approximately up to 50% of the hazardous air pollutants and up to 90% of the carbon monoxide air pollution in metropolitan areas. The EPA estimates that enhanced emissions testing on motor vehicles is approximately 10 times more cost-effective in reducing air pollution than increasing controls on stationary pollution sources such as factories and utilities. Consequently, the EPA has made emissions testing an integral part of its overall effort to reduce air pollution by ensuring that vehicles meet emissions standards.

        Vehicle emissions control requirements have become progressively more stringent since the passage of the Clean Air Act in 1970. In 1990, Congress amended the Clean Air Act. The revisions required areas that did not meet national ambient air quality standards (NAAQS) to implement either basic or "enhanced" vehicle I/M emissions testing programs, depending upon the severity of the area's air quality problem. The act also required that metro areas with populations of more than 100,000 implement enhanced I/M emissions testing regardless of their air quality designation.

        On November 5, 1992, EPA issued its original rule establishing minimum performance and administrative requirements for states developing air quality implementation plans. The EPA said areas that needed enhanced emissions testing would have to use their new "I/M 240" test procedure. However, the EPA decided to grant state governmental authorities the discretion to determine how best to establish and operate a network of emissions testing facilities, including the flexibility to choose either a centralized or a decentralized program.

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

        Twenty states have implemented decentralized programs, twelve states and the District of Columbia have implemented centralized programs, and two states have some counties that have centralized programs and other counties that have decentralized programs. There are two states that have implemented a hybrid program, whereby there are both decentralized and centralized testing stations.

        On July 31, 1998, the EPA issued a final study that concluded that more stringent air quality standards for motor vehicle emissions are needed, and that such standards should be implemented as it becomes technologically feasible and cost-effective to do so. We believe that the setting of such standards will be the most important EPA regulatory initiative affecting motor vehicles since the passage of the 1990 Amendments. We believe that the EPA study is likely to result in more stringent standards that will have the effect of increasing the number of areas that must implement emissions testing programs and thereby potentially increasing the market for our service. On February 28, 2006, the EPA proposed new standards that would establish stringent new controls on gasoline, passenger vehicles to further reduce emissions of mobile source air toxics.

        Since 1977, when federal legislation first required states to comply with emissions standards through the use of testing programs, California has been a leader in testing procedures and technical standards. California has approximately 23 million vehicles subject to emissions testing, more than two times that of any other state. California's testing program is overseen by the California Bureau of Automotive Repair (CARB). CARB has revised its emissions testing standards three times: in 1984, 1990 and, most recently, in 1997. With each of these revisions, the Bureau has required the use of new, more sophisticated and more accurate emissions testing and analysis equipment, which must be certified by CARB. California's testing standards have become the benchmark for emissions testing in the United States.

        All states with decentralized programs and many states with centralized programs require emissions testing and analysis equipment used in their programs to be either BAR-84, BAR-90, or BAR-97 certified, with all newly implemented enhanced programs requiring BAR-97 certification.

        As emissions testing equipment has become more technologically advanced, government regulators have required that testing facilities use this more advanced equipment. The most significant technological advance that has occurred in the emissions testing industry over the past decade is the development of enhanced testing systems. Prior to 1990, the EPA required government agencies to test vehicles only for emissions of carbon monoxide and hydrocarbons, which form smog. During this "basic" test, a technician inserts a probe in the vehicle's tailpipe while the vehicle is idling and emissions analyzers then measure pollution levels in the exhaust. These basic tests worked well for pre-1981, non-computerized vehicles containing carburetors because typical emission control problems involved incorrect air/fuel mixtures and such problems increase pollution levels in the exhaust even when the vehicle is idling.

        However, today's vehicles have different emissions problems. For tests on modern vehicles to be effective, the equipment must measure nitrogen oxide emissions that also cause smog and must test the vehicle under simulated driving conditions. The EPA now requires these enhanced tests in the major metropolitan areas of the 33 states and the District of Columbia. A technician conducts these Accelerated Simulated Mode (ASM) tests on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration, deceleration and cruising, or the On Board Diagnostic (OBD) by plugging into the vehicles computerized operation system.

Emissions Testing in the State of Georgia

        As a result of a rapidly increasing population, which has caused the levels of smog to escalate sharply, the 13 counties that make up the metro Atlanta area have been identified by the EPA as target sites for a mandatory vehicle inspection and maintenance program. In 1996, the Environmental Protection Division of the State of Georgia initiated "Georgia's Clean Air Force" program that requires testing of certain vehicles in a 13 county area surrounding Atlanta, Georgia, for certain emission levels. These rules are set forth in Sections 391-3-20-.01 through .22 of the Rules of the Georgia Department of Natural Resources, Environmental Protection Division.

        Georgia's program is a decentralized program. All operators performing emissions testing in Georgia must have their technicians attend and complete certain state certified training, and report to the state on their emissions testing activities every month. Testing stations may be licensed to test all vehicles, which are known as ALL VEHICLES WELCOME stations, or only vehicles not more than ten years old, known as 1996 OR NEWER VEHICLES ONLY stations. All the stations we currently operate in Georgia, are "ALL VEHICLES WELCOME" stations.

        Georgia's Clean Air Force Program initially required a basic test of exhaust gases every two years. In 1997, the program was changed to include enhanced testing, which combines the simple exhaust test with a simulated road test using a dynamometer. Prior to January 1, 2000, Georgia required that vehicles in the 13 covered counties undergo an emissions test once every two years. In December 1999, the Georgia legislature revised the program to require testing on an annual basis, with an annual exemption for the three most recent model years.

        The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to the State of Georgia, there were approximately 700 licensed test sites, and approximately 2,137,000 tests were performed in Georgia under the Georgia Clean Air Force Program during the calendar year 2004.

        Under Georgia law, the price that a testing station may charge per test may not be less than $10 nor more than $25. A fee of $6.95 must be paid by the station operator to the state. The balance of the current charge, or $18.05 assuming the maximum price of $25 is charged, is retained by the station operator. If a vehicle fails an emissions test, it may be retested at no additional charge within 30 days of the initial test if performed at the same facility.

        If a vehicle fails to pass an emissions test, the owner of the vehicle must have repair work performed to correct the deficiency, up to a total cost of $710 under current law. If a vehicle fails a re-inspection despite the maximum expenditure required by law, the owner must apply for a repair waiver from the state.

        Georgia law mandates compliance with its vehicle emissions testing program. For vehicles subject to the state's emissions law, a successful test, or a waiver from the state, is required to obtain a vehicle registration in Georgia.

Emissions Testing in the State of Texas

        The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of September 2005, 12 counties are now subject to enhanced vehicle emissions testing. The rules are set forth in § 114.50 of the Texas Administrative Code.

        The testing program is integrated with the annual safety inspection program, both of which are operated by the Texas Department of Public Safety in conjunction with the Texas Commission on Environmental Quality. Vehicles two to twenty-four years old are subject to vehicle emissions testing in Texas. The emissions tests conducted are the same as in Georgia with 1996 and newer models subject to the OBD test and 1995 and older models subject to the ASM test. The fee is set at a maximum of $39.50 for both the emissions test and the safety inspection, with $27.00 allocated for an ASM or an OSD emissions test and $12.50 allocated for the safety inspection. The operator is charged $8.00 for the ASM sticker, and $14.00 for the OBD sticker. Vehicles are required to be tested on an annual basis, with an annual exemption for the two most recent model years. According to the American Automobile Motor Vehicle Association, there are 4.6 million eligible vehicles in the state.

        If a vehicle fails the emissions test, the operator must provide a free retest at the same facility within 15 days. An individual vehicle waiver is available to any vehicle that has undergone at least $600 of emissions-related repairs and is still unable to pass an emissions test.

        Texas law mandates compliance with its vehicle emissions and safety inspection program. For a vehicle to obtain a sticker for yearly registration the owner must have a successful emissions and safety inspection, or a waiver.

Emissions Testing in the State of Utah

        The state of Utah allows a hybrid of the centralized and decentralized programs where the state operates a select number of emissions testing and safety inspection centers while authorizing those businesses such as an automotive repair shop, automobile dealers and other to conduct emissions testing and safety inspections. The Department of Health for each county manages emission testing and the Utah Highway Patrol manages safety inspection program. The emissions tests conducted are the same as in Georgia and Texas. We charge $38.00 for the emissions test in Salt Lake County and $25 in Weber County where the maximum fee is $25. Depending on the location of the testing center, a fee of $3.60 is remitted to Salt Lake County and $3.00 to Weber County. We charge $17 for the safety inspections in both counties and a fee of $2.00 is remitted to the Utah Highway Patrol per safety inspection.

        All vehicles registered in Davis, Salt Lake, Utah and Weber counties with model years less than six years old are required to have an emission test once every two years. Vehicles with model years six years old and older (to 1967) must have an emission test every year. Emission testing is not required for vehicles with model years 1967 or older. Vehicles with model years less than eight years old are required to have a safety inspection once every two years. Vehicles with model years eight years old and older must pass safety inspections every year. If a vehicle fails, the operator must provide a free re-test at the same facility within 15 days.

        Utah law mandates compliance with its vehicle emissions and safety inspection program. For a vehicle to obtain a sticker for yearly registration the owner must have a successful emissions and/or safety inspection.

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

  •
  Coordinate operations, training and a local outreach program in each market to enhance revenue and maximize cost efficiencies within each market;

  •
  Implement regional management and marketing initiatives in each of our markets;

  •
  Seek to acquire existing testing sites where significant volume potential exists;

  •
  Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers; and

  •
  Seek to expand the use of our mobile vehicle testing units by adding a sales manager to call on federal, state, and local governments for their fleets, as well as corporate accounts and car dealers.

        Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 am and 6:00 pm, and from 8:30 am to 5:00 pm on Saturdays, for a total of 58.5 hours per week. We operate some stations on Sundays in Texas. The average emissions test in Georgia takes approximately 8 to 12 minutes to complete. In Texas and Utah, because of the safety inspection, the completion time is slightly longer. Therefore, each of our stations with one testing bay can test anywhere from three to four vehicles per hour. Assuming steady demand throughout the day, six days a week, each of our one testing bay stations would have the capacity to test approximately 234 vehicles per week (58.5 hours times 4 vehicles per hour), or 936 vehicles per month (234 vehicles per week times 4 weeks). Based upon our calculations involving our existing emissions stations, stations with one testing bay need to receive payment for 450 emissions tests per month to cover the costs associated with its operation, while stations with two testing bays need 475 tests per month to break even. In addition, we do a limited (about 10%) oil change business in six of our Texas locations. As of February 2006, we were averaging 775 tests per month in our stations.

        We currently purchase our raw materials, such as filters, hoses, etc., from several suppliers, and because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a material portion of our materials. Certificates of Emission Inspection are purchased from the Georgia Clean Air Force, and emission and safety inspection stickers are purchased from the Texas Department of Public Safety, the Salt Lake Valley Health Department, and Utah Highway Patrol.

Intellectual Property

        We have registered the trade name "Speedemissions" in Fulton County, Georgia, and Austin, Texas, and are thereby authorized to conduct our business in Georgia and Texas under the name "Speedemissions." We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line "The Fastest Way to Keep Your Air Clean."

Competition

        The emissions testing industry is full of small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations all offer the service. There are no national competitors at this time. Competition is fierce, and we expect competition from local operators at all of our locations. We expect such competition whenever and wherever we open or acquire a station. Our market share is too small to measure. Our revenue from emissions testing is affected primarily by the number of vehicles our stations service, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce our fees to $20.00 in some of our Atlanta stations. We intend to compete by creating brand awareness through advertising, a standard building style and facade, and consistent color schemes and uniforms. Because most families own more than one vehicle, and they are required to have their vehicle tested on a regular basis, we anticipate that we can retain repeat customers. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues.

Research and Development

        We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

        There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

        We currently employ 111 individuals. Of these 111 employees, seven are employed in administrative positions at our headquarters, including our Chief Executive Officer, Richard A. Parlontieri, while 104 are employed on-site at our testing locations. 101 of our employees are full-time, while 10 are employed on a part-time basis.

Item 2. Description of Property

Corporate Office

        We rent our general corporate offices located at 1134 Senoia Road, Suite B2, Tyrone, Georgia, which consists of 2,000 square feet of office space. The rent for our office space is $2,230 per month, including utilities, with a term that expires on February 1, 2007, with a 2-year renewal option. We expect to move the corporate office to a larger building in order to accommodate our expected needs within the next twelve months.

Testing Facilities

        We lease the land and buildings we use in connection with 34 of our existing emissions testing facilities, and we own one building and the associated land. In addition, we have one testing facility under construction. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance.

Site	City	State	Monthly Rent	Lease Expiration
Georgia Facilities
27 East Crogan Street	Lawrenceville	GA	Company owned	N/A
100 Peachtree Parkway	Peachtree City	GA	$1,705	May 2006
8405 Tara Boulevard	Jonesboro	GA	$1,500	January 2008
6923 Highway 85*	Riverdale	GA	$2,250	January 2008
4853 Canton Road	Marietta	GA	$1,000	September 2008
2720 Sandy Plains Road	Marietta	GA	$3,031	March 2009
8437 Roswell Road	Atlanta	GA	$2,750	November 2007
9072 Highway 92	Woodstock	GA	$1,800	April 2007
2887 Canton Road	Marietta	GA	$2,500	July 2008
213 Riverstone Parkway	Canton	GA	$1,300	November 2007
731 Powder Springs Street	Marietta	GA	$2,700	month to month
1869 Cobb Parkway	Marietta	GA	$2,756	month to month
2625 S. Cobb Drive	Smyrna	GA	$2,800	March 2008
2909 N. Druid Hills	Decatur	GA	$1,500	month to month
5300 Roswell Road	Atlanta	GA	$1,800	January 2008

Texas Facilities
13386 Jones Road*	Houston	TX	$2,500	month to month
7710 W. Bellfort	Houston	TX	$3,120	November 2009
1531 Gessner	Houston	TX	$3,000	August 2007
11125 Briar Forest	Houston	TX	$4,500	August 2007
4494 Highway 6	Houston	TX	$4,882	August 2007
108 Bellaire	Houston	TX	$4,500	November 2009
12340 Bissonnet	Houston	TX	$2,400	November 2009
15113 Welcome Lane	Houston	TX	$3,250	June 2008
2690 FM 1960	Houston	TX	$3,250	June 2008
12265 Veterans Memorial	Houston	TX	$1,400	April 2006
18115 Kuykendahl Road	Houston	TX	$3,338	June 2008
6005 FM 1960 West	Houston	TX	$3,200	June 2010
7120 Louetta Road	Houston	TX	$5,500	June 2013
Utah Facilities
7735 S. State Street	Midvale	UT	$2,150	June 2011
757 Washington Blvd.	Ogden	UT	$2,500	June 2009
8610 S. 700 E.	Sandy	UT	$3,543	September 2011
1706 S. 900 E.	Salt Lake City	UT	$2,485	July 2011
865 S. State Street	Salt Lake City	UT	$1,394	October 2008
1835 W. 9000 S.	West Jordan	UT	$3,770	May 2009
4098 S. Redwood Rd.	West Valley City	UT	$3,350	October 2011
5983 S. 900 E.	Murray	UT	$4,000	September 2006

*
Under construction

Item 3. Legal Proceedings

        In April 2005, a lawsuit was filed against us by Weingarten Realty Investors in the U.S. District Court of Harris County, Texas, case number 2005-25671. The complaint alleged breach of contract arising out of a real property lease in Texas for two testing sites that were to be built. We met with executives of Weingarten Realty Investors and settled this matter. Weingarten dismissed the suit on January 20, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On November 18, 2005, our shareholders approved by written consent of a majority vote a 1-for-10 reverse stock split of the issued and outstanding shares of common stock with fractional shares being rounded up to the next whole share.    All share amounts in this Annual Report have been adjusted to reflect the reverse stock split. We filed the amendment to the Articles of Incorporation dated

December 6, 2005 which went effective January 20, 2006. A more detailed description of the reverse stock split can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on January 5, 2006.

        On October 14, 2005, pursuant to the unanimous consent of the Board of Directors and the consent of the shareholder of the Series A Convertible Preferred Stock, we executed a First Amendment to the Certificate of Designation of Series A Convertible Preferred Stock. The amendment increased the authorized Series A Convertible Preferred Stock to 6,000 shares, terminated dividend rights, and changed the conversion ratio from 100 shares of common stock to 833.33 shares of common stock for each share of Series A Convertible Preferred Stock.

        On August 4, 2005, pursuant to the unanimous consent of the Board of Directors and the consent of the shareholder of the Series B Convertible Preferred Stock, we executed a First Amendment to the Certificate of Designation of Series B Convertible Preferred Stock. The amendment increased the conversion ratio from 4.28 shares of common stock to 7.56 shares of common stock for each share of Series B Convertible Preferred Stock.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

        Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SPMI". Although our common stock is quoted on the OTC Bulletin Board, there has been limited trading, at widely varying prices, and trading to date has not created an active market for our common stock. Thus, the prices at which trades occurred may not be representative of the actual value of our common stock. On a number of days during this period, there were no trades at all in our common stock.

        The following table sets forth the high and low bid information for each quarter of the last two fiscal years of 2004 and 2005, as provided by the Nasdaq Stock Markets, Inc. (adjusted to reflect a 1-for-10 reverse stock split on January 20, 2006). The prices listed below are quotations, which reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2004:
First Quarter	$12.50	$3.80
Second Quarter	$8.00	$5.10
Third Quarter	$6.80	$5.00
Fourth Quarter	$5.40	$1.70
Fiscal year ended December 31, 2005:
First Quarter	$4.90	$2.40
Second Quarter	$3.10	$1.50
Third Quarter	$2.90	$0.70
Fourth Quarter	$1.50	$0.70
Fiscal year ended December 31, 2006:
First Quarter (Through February 28th)	$1.25	$0.50

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

Holders

        As of December 31, 2005, there were 26,835,808 shares of our common stock issued and outstanding, not adjusted for the reverse stock split, and held by 103 shareholders of record. As of March 8, 2006, after the reverse stock split, there were 2,873,598 shares of our common stock issued and outstanding and held by 102 shareholders of record. As of December 31, 2005 and March 8, 2006, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders. As of December 31, 2005 and March 8, 2006, there were 2,500,000 and 2,481,481 shares of our Series B Convertible Preferred Stock issued and outstanding, respectively, and held of record by one shareholder.

Dividends

        We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors.

        We previously were obligated to pay cumulative dividends at an annual rate of 7% on the outstanding Series A Convertible Preferred Stock. At our option, we could have paid these dividends in cash or in additional shares of our common stock. On October 14, 2005, the holders of Series A Convertible Preferred Stock consented to the termination of dividend accruals on the Series A Convertible Preferred Stock. Pursuant to the GCA Exchange Agreement, GCA exchanged the $302,847 in cumulative dividends due and owing under 2,500 shares of Series A Convertible Preferred Stock through October 14, 2005 for additional shares of Series A Convertible Preferred Stock and common stock purchase warrants.

        Our Series B Convertible Preferred Stock does not pay a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

        We have adopted two stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of March 8, 2006, we have issued options to acquire 84,975 shares of our common stock under the plan at prices ranging from $2.00 to $5.15 per share, and we have issued 5,000 shares of common stock under the plan.

        At our annual 2005 meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the "2005 Plan"), effective September 1, 2005. We may issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares in the 2005 Plan is automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. As of March 8, 2006, under the 2005 Plan we have issued 238,500 shares or options at an exercise price of $1.00 per share.

        We filed a Form S-8 with the Securities and Exchange Commission on December 8, 2005 registering the 250,000 shares of our common stock available under the 2005 Plan.

        As of December 31, 2005, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	318,475	$1.40	31,525
Equity compensation plans not approved by security holders	115,000	$7.59	N/A
Total	433,475	$3.04	31,525

Recent Sales of Unregistered Securities

        All sales of unregistered securities for the past three years have been previously reported on either Form 10-KSBs, Form 10-QSBs, or Form 8-Ks filed with the Securities and Exchange Commission.

Item 6. Management's Discussion and Analysis or Plan of Operation

Disclaimer Regarding Forward Looking Statements

        Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

        As of December 31, 2005 we operated 35 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. We have a new store under construction in both the Atlanta and Houston markets. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

        We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge is $25, and a fee of $6.95 is paid to the State of Georgia. In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test is paid to the State of Texas. In Utah, there is not a maximum fee that we can charge in Salt Lake County. We charge $38 for an emissions test and $17 for a safety inspection and remit a fee of $3.60 to the County per emissions certificate and $2.00 to the Utah Highway Patrol for each safety inspection. There is a maximum of $25 and $17 that we can charge in Weber County, Utah for an emissions test and safety inspection respectively. A fee of $3.00 is remitted to the County per emissions certificate and a $2.00 fee is remitted to the Utah Highway Patrol for each safety inspection.

        We want to grow. We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units. In 2006, we intend to continue growing by acquiring more competitors and opening company-owned stations.

        As a result of our growth plans, our biggest challenge will be managing our growth and integrating our acquisitions. We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable. We have not operated at a profit, nor have we consistently operated on a break-even cash flow basis. However, if we are successful in implementing our growth strategy, we believe that both of these financial goals are achievable in the next 12 months. Until that time, we will have to continue to fund our operations, and our acquisitions, with capital raised from selling our stock and/or acquiring debt.

Explanatory Paragraph in Report of Our Independent Registered Public Accounting Firm

        Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements as of and for the year ending December 31, 2005 were prepared assuming that we will continue as a going concern. They note our recurring losses from operations, operating cash flow deficiencies, and limited capital resources raise substantial doubt about our ability to continue as a going concern.

        Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph is applicable when the objective test is applied, we believe that if we can successfully implement our business plan in the future years, future audit reports might be issued without this explanatory paragraph. Until such time, however, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Results of Operations

Introduction

        Our operations reflect a significantly different company in 2005 versus 2004. At the beginning of 2004 we operated 25 emissions testing stations plus seven mobile units in Georgia and Texas. During 2005 we made two acquisitions (adding 14 stations) and closed four existing stations and reduced our mobile fleet by three, increasing our emissions testing stations to 35 plus four mobile units as of December 31, 2005. As a result, our revenues and operating expenses increased significantly in 2005 compared to 2004. Additionally, our acquisition and capital raising activities during 2005 added significant expenses associated with common stock issued at discounts from the trading values for our common stock.

Revenues and Loss from Operations

        Our revenue, cost of emission certificates (our cost of goods sold), general and administrative expenses, and loss from operations for the twelve month period ended December 31, 2005 as compared to the comparable period ended December 31, 2004 were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Percentage Increase
Revenue	$6,952,200	$2,867,921	142%
Cost of Emission Certificates	2,050,283	874,507	134%
General & Administrative Expenses	6,565,079	4,901,360	34%
Warrant Settlement Expense	1,660,538	-0-	N/A

Loss from Operations	(3,323,700)	(2,907,946)	14%

        Our revenues increased $4,084,279, or 142%, for the twelve months ended December 31, 2005 as a result of the net 10 stations added through acquisition and new stations openings and the inclusion of a full year of operations from the six stores acquired in December 2004 from State Inspections of Texas.

        Our revenue for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004 was as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Percentage Change
Existing stations (a)	$2,911,927	$2,452,155	19%
SIT acquisition	1,507,859	-0-	N/A
Mr. Sticker acquisition (b)	1,312,895	-0-	N/A
Just Inc. acquisition (c)	780,106	-0-	N/A
Mobile units	235,413	-0-	N/A
Closed units	204,000	415,766	(51)%

Total Revenue	$6,952,200	$2,867,921	142%

(a)
Revenues for existing stations in 2004 do not include revenues for January 2004 for 12 stations which were acquired at the end of January 2004. The percentage change when comparing the eleven month period February through December 2005 and 2004 was an increase of approximately 8% in revenues.

(b)
Mr. Sticker stores acquired on June 30, 2005 include revenue for six-month period beginning July 1, 2005.

(c)
Just, Inc. stores acquired on August 31, 2005 include revenue for four-month period beginning September 1, 2005.

        Our cost of emission certificates increased $1,175,776, or 134%, in 2005 and was $2,050,283, or 29% of revenues, compared to $874,507, or 30% of revenues, during 2004. The $1,175,776 increase was mainly attributable to the net increase in the number of testing stations from 2004 to 2005 and the inclusion of a full year of operations from the six stores acquired in December 2004 from State Inspections of Texas.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Percentage Change
Existing stations (a)	$925,785	$747,051	24%
SIT acquisition	495,812	-0-	N/A
Mr. Sticker acquisition (b)	416,172	-0-	N/A
Just Inc. acquisition (c)	67,782	-0-	N/A
Mobile units	63,506	-0-	N/A
Closed units	81,226	127,456	(36)%

Total Cost of Emission Certificates	$2,050,283	$874,507	134%

(a)
Cost of emission certificates for existing stations in 2004 do not include cost of emission certificates for January 2004 for 12 stations which were acquired at the end of Janaury 2004. The percentage change when comparing the eleven month period February through December 2005 and 2004 was an increase of approximately 22% in cost of emission certificates.

(b)
Mr. Sticker stores acquired on June 30, 2005 include cost of emission certificates for six-month period beginning July 1, 2005.

(c)
Just, Inc. stores acquired on August 31, 2005 include cost of emission certificates for four-month period beginning September 1, 2005.

        Our general and administrative expenses increased $1,663,719, or 34%, to $6,565,079 from $4,901,360 in 2004. The 31% increase in general and administrative expenses from 2004 to 2005 compares favorably with the 142% increase in revenues during the same period and indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than do general and administrative expenses and these efficiencies will result in more profitable operations. The primary causes of the increased general and administrative expenses were the following differences in expenses recorded between the twelve months ended December 31, 2004, and the twelve months ended December 31, 2005 which respectively increased or (decreased) expenses recorded in the twelve months ended December 31, 2005 when compared to the twelve months ended December 31, 2004:

General & administrative expenses associated with the six Texas stations purchased in December 2004 (SIT Acquisition)	$949,259
Financing expenses associated with efforts to raise capital for future acquisitions	440,606
General and administrative expenses associated with the six Mr. Sticker stations purchased in June 2005	522,401
General and administrative expenses associated with the eight Just Inc. stations purchased in September 2005	514,437
Excess of purchase price over fair market value of assets purchased	(560,000)
Discount from market price on 2,024,996 common shares issued in debt conversion	(462,000)
Goodwill impairment	97,000

$1,501,703

Interest Expense, Taxes, and Net Loss

        Our interest expense, income tax benefit, and net loss for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Percentage Change
Interest Expense	$227,015	$64,110	254%
Net Loss	(3,550,715)	(2,972,056)	(19)%
Preferred stock dividends on Series A convertible preferred stock	(137,923)	(165,892)	17%
Net loss attributable to common shareholders	$(3,688,638)	$(3,137,948)	18%

Basic and Diluted Loss per Share	$(1.43)	$(1.43)	(0)%

        Our interest expense increased $162,905, or 254%, to $227,015 compared to $64,110 for 2004. The increase was mainly due to an increase in our outstanding debt from a $1,285,000 promissory note from the seller in order to acquire the six State Inspections of Texas stations.

        During 2005, we had a net loss attributable to common shareholders of $3,688,638, or ($1.43), per weighted-average share. During 2004, we reported a net loss attributable to common shareholders of $3,137,948, or ($1.43), per weighted-average share. The $550,690 increase in net loss for 2005 was primarily due to the $1,660,538 warrant settlement expense, partially offset by an increase of $2,908,503 in revenue less cost of emission certificates, due to the net 10 stations added through acquisition and new stations openings and the inclusion of a full year of operations from the six stores acquired in December 2004 from State Inspections of Texas. Net loss excluding the preferred stock dividends and warrant settlement expense decreased $1,081,879, or 36%, from $2,972,056 for the twelve month period ended December 31, 2004 to $1,890,177. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

Liquidity and Capital Resources

Introduction

        During 2005, we did not generate positive operating cash flows. With the acquisitions described above and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow during 2006. To date, we has funded operations and acquisitions primarily through the issuance of equity securities. We anticipate raising additional capital during the second quarter of 2006 from the sale of our equity securities and debt financing, although the terms of this offering have not been determined.

        Both of our acquisitions during the twelve months ended December 31, 2005 were funded from the private placement of $6,420,000 of our Series B Convertible Preferred Stock and warrants to Barron Partners, LP.

        Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2005 as compared to December 31, 2004 were:

	As of December 31, 2005	As of December 31, 2004	Change
Cash	$250,227	$16,431	$233,796
Total current assets	390,510	88,355	302,155
Total assets	9,993,897	4,344,038	5,649,859
Total current liabilities	1,207,747	1,504,933	(297,186)
Total liabilities	1,207,747	2,837,235	(1,629,488)
Total shareholders' equity	$8,786,150	$1,506,803	$7,279,347

        During 2005 our total assets increased by $5,649,859 while our total liabilities decreased by $1,629,488, resulting in a $7,279,347 increase in shareholders' equity.

Cash Requirements

        For the year ended December 31, 2005 our net cash used in operating activities was ($714,157), as compared to ($788,429) for the year ended December 31, 2004. Negative operating cash flows during 2005 were primarily created by a net loss from operations before the settlement expense of $1,890,177, partially offset by: a net increase of $251,626 in accrued interest expense, accounts payable and accrued liabilities, stock issued for services valued at $381,858, goodwill impairment charge of subsidiaries of $97,000, and depreciation and amortization of $429,171.

        Our net cash used in operating activities decreased $74,272, or 9%, from 2004 to 2005. The following table shows net loss as a percentage of revenues decreasing from 104% in 2004 to 27% in 2005. This further indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

	Revenues	Net Loss*	Percentage of Revenues
Year ended December 31, 2005	$6,952,200	$(1,890,177)	27%
Year ended December 31, 2004	$2,867,921	$(2,972,056)	104%

*
Excluding preferred stock dividends and warrant settlement expense.

        Negative operating cash flows during 2004 were primarily created by a net loss from operations of $2,972,056, partially offset by an increase of $593,169 in accounts payable and accrued liabilities, stock expenses of $559,514 resulting from an acquisition, non-cash stock issuance expense of 489,812, stock issued for services valued at $404,352 and depreciation and amortization of $251,103.

Sources and Uses of Cash

        Net cash used in investing activities was $5,413,846 and $2,560,876, respectively, for the years ended December 31, 2005 and 2004. The investing activities during 2005 and 2004 involved primarily $5,314,273 and $2,376,015 used in the acquisition of businesses.

        Net cash provided by financing activities was $6,361,799 and $3,356,505, respectively, for the years ended December 31, 2005 and 2004. Net cash provided during 2005 resulted primarily from the $5,906,400 in proceeds from the sale of convertible preferred stock, which is net of $513,600 associated financing costs, proceeds of $350,000 from the issuance of promissory notes to related parties and an increase of $195,000 resulting from a private placement of our common stock and warrants and net proceeds of $126,000 resulting from the issuance of convertible debentures. Net cash provided during 2004 resulted primarily from the $2,234,002 in proceeds from the sale of convertible preferred stock, net of associated financing costs, proceeds of $231,600 from the issuance of promissory notes to related parties and an increase of $987,550 resulting from a private placement of the our common stock and warrants.

        On October 14, 2005, as part of the Settlement Agreement, GCFG converted all amounts due and owing under the Speedemissions, Inc. Secured Promissory Note dated December 30, 2004, in the principal amount of $1,285,000 plus accrued interest of $124,288.25 into (i) 1,409 shares of Series A Convertible Preferred Stock with rights and preferences outlined in the Amended Certificate of Designation of our Series A Convertible Preferred Stock and (ii) a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $1.20 per share for a period of five years.

        On October 14, 2005, as part of the Settlement Agreement, GCA converted all amounts due and owing, including accrued interest, under the $350,000 principal amount promissory note dated January 26, 2005, the $300,000 principal amount promissory note dated August 2, 2001, and the $110,000 principal amount promissory note dated August 7, 2004 and $302,847 in cumulative dividends due and owing under the existing 2,500 shares of our Series A Convertible Preferred Stock into (i) 1,224 shares of Series A Convertible Preferred Stock, (ii) a warrant to purchase 1,600,000 shares of our common stock with an exercise price of $1.20 per share of common stock for a period of five years, and (iii) an amended warrant agreement dated January 26, 2005 to purchase 250,000 shares of common stock reducing the exercise price from $2.40 to $1.20 per share.

        On August 23, 2005, we filed a Registration Statement on Form SB-2 registering approximately 84,829 shares of our common stock for sale by existing shareholders and approximately 27,842,430 shares of our common stock for sale by existing warrant and preferred stock holders upon the exercise of warrants or conversion of preferred stock. On October 7, 2005, we filed an amendment to the Registration Statement on Form SB-2/A. The Registration Statement is not currently up-to-date and therefore sales cannot currently be made pursuant to this Registration Statement. In April 2006, we intend to file an amendment to the Registration Statement to provide updated information, including financial statements through December 31, 2005.

        On June 25, 2005, we converted seven identical unsecured promissory notes totaling $315,000 held by Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri, plus accrued interest into 11,242 shares of our common stock.

        On September 13, 2004, we filed a Registration Statement on Form SB-2 registering approximately 579,348 shares of our common stock for sale by existing shareholders and approximately 768,008 shares of our common stock for sale by existing warrant and preferred stock holders upon the exercise of warrants or conversion of preferred stock. We filed an amendment to the Registration Statement on Form SB-2/A on September 27, 2004. We filed a post-effective amendment to the Registration Statement on September 30, 2005. The Registration Statement is not currently up-to-date and therefore sales cannot currently be made pursuant to this Registration Statement. In April 2006, we intend to file an amendment to the Registration Statement to provide updated information, including financial statements through December 31, 2005.

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

        We are not generating sufficient cash flow from operations to fund growth as we continue to acquire and open new emission testing and safety inspection stations. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate that we can operate at a profitable level. Until such time, however, and in order to complete the acquisitions, we will need to raise additional capital through the sale of our equity securities and or through debt financing to continue implementation of our growth strategy.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In consultation with our Board of Directors, we have identified accounting policies related to valuation of our common stock and for assessing whether any value should be assigned to a warrant that we believe is key to an understanding of our financial statements. Additionally, we have identified accounting policies related to the valuation of goodwill, created as the result of business acquisitions, as a key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

Item 7. Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Speedemissions, Inc.

We have audited the accompanying consolidated balance sheet of Speedemissions Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tauber & Balser, P. C.
Atlanta, Georgia
February 24, 2006

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31,

2005
Assets
Current assets:
Cash	$250,227
Other current assets	140,283

Total current assets	390,510
Property and equipment, at cost less accumulated depreciation and amortization	1,455,015
Goodwill	8,107,171
Other assets	41,201

Total assets	$9,993,897

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,130,288
Debt payable to related parties	51,747
Accrued interest on debt payable to related parties	2,410
Current portion of capitalized lease obligation	23,302

Total current liabilities	1,207,747

Commitments and contingencies
Stockholders' equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding	5
Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Common stock, $.001 par value, 250,000,000 shares authorized, 2,683,581 shares issued and outstanding	2,684
Additional paid-in capital	19,237,516
Deferred compensation	(23,101)
Accumulated deficit	(10,433,454)

Total stockholders' equity	8,786,150

Total liabilities and stockholders' equity	$9,993,897

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations for the years ended December 31,

	2005	2004
Revenue	$6,952,200	$2,867,921

Costs and expenses:
Cost of emission certificates	2,050,283	874,507
General and administrative expenses	6,565,079	4,901,360
Warrant settlement expense	1,660,538	—

Loss from operations	(3,323,700)	(2,907,946)
Interest expense	227,015	64,110

Net loss	(3,550,715)	(2,972,056)
Less preferred dividends	137,923	165,892

Net loss attributable to common stockholders	$(3,688,638)	$(3,137,948)

Basic and diluted net loss per share	$(1.43)	$(1.43)

Weighted average common shares outstanding, basic and diluted	2,575,407	2,189,364

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2005 and 2004

	Preferred Stock—Series A		Preferred Stock—Series B		Common Stock
							Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2003	—	$—	—	$—	1,627,062	$1,627	$3,213,265	$—	$(3,910,683)	$(695,791)
Common stock issued for cash					331,014	331	987,219		—	987,550
Common stock issued for services					112,452	112	501,681		—	501,793
Conversion of notes payable					202,500	202	1,093,796		—	1,093,998
Compensation due to stock option grant	—	—	—	—	—	—	14,588		—	14,588
Preferred stock issued for cash, net of expenses	2,500	3					2,233,999			2,234,002
Preferred stock dividend							(164,932)			(164,932)
Common stock issued for antidilution agreement					85,500	86	(86)			—
Common stock issued for business acquisition					95,632	96	573,694			573,790
Compensation due to stock issued								(66,139)		(66,139)
Net loss	—	—	—	—	—	—	—		(2,972,056)	(2,972,056)

Balance at December 31, 2004	2,500	3	—	—	2,454,159	2,454	8,453,224	(66,139)	(6,882,739)	1,506,803
Common stock issued for services					116,442	117	285,411	71,330		356,858
Conversion of notes payable	2,330	2			94,681	95	2,523,194			2,523,291
Compensation due to stock option grant							(19,949)			(19,949)
Compensation due to stock warrants issued							28,292	(28,292)		—
Preferred stock issued for cash, net of expenses			2,500,000	2,500			5,903,900			5,906,400
Preferred stock dividend							(137,923)			(137,923)
Preferred stock issued for accrued dividends	303	—					302,847			302,847
Warrant settlement expense							1,660,538			1,660,538
Common stock warrants issued for cash							195,000			195,000
Common stock issued for business acquisition					18,298	18	42,982			43,000
Net loss	—	—	—	—	—	—	—		(3,550,715)	(3,550,715)

Balance at December 31, 2005	5,133	$5	2,500,000	$2,500	2,683,581	$2,684	$19,237,516	$(23,101)	$(10,433,454)	$8,786,150

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Operating activities:
Net loss	$(3,550,715)	$(2,972,056)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	429,171	251,103
Goodwill impairment charge	97,000	—
Loss on sale of assets	14,046	—
Warrant settlement expense	1,660,538
Stock expense incurred in payment of promissory notes	—	489,812
Stock expense incurred in business acquisition	—	559,514
Stock option expenses	(19,949)	—
Stock issued for services	381,858	404,352
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(23,447)	(53,526)
Other assets	45,715	(52,029)
Accrued interest on long-term debt payable to related parties	190,159	(8,768)
Accounts payable and accrued liabilities	61,467	593,169

Net cash used by operating activities	(714,157)	(788,429)

Cash flows from investing activities:
Acquisition of businesses	(5,293,826)	(2,376,015)
Proceeds from asset sales	34,000	—
Net purchases of property and equipment	(133,573)	(184,861)
Cash acquired in acquisitions	(20,447)	—

Net cash used by investing activities	(5,413,846)	(2,560,876)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	5,906,400	2,234,002
Proceeds from issuance of common stock and warrants	195,000	987,550
Proceeds from promissory note payable to related party	350,000	231,600
Payments on promissory notes	(165,000)	(41,666)
Proceeds from convertible debenture, net of expenses	126,000	—
Payments on capitalized leases	(50,601)	(54,981)

Net cash provided by financing activities	6,361,799	3,356,505

Net increase in cash	233,796	7,200
Cash at beginning of year	16,431	9,231

Cash at end of year	$250,227	$16,431

Supplemental Information:
Cash paid for interest	$31,222	$14,043

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of	$43,000	$—
Mr. Sticker, Inc.
Equity securities issued in connection with the acquisition of	$—	$573,790
Twenty Dollar Emission, Inc.
Equity securities issued in payment of notes payable	$2,523,291	$1,093,998
Promissory notes issued in connection with the acquisition of SIT	—	$1,321,000
Equity securities issued in payment of preferred stock dividends	$302,847	$—

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

        Emissions Testing, Inc. was incorporated on May 5, 2000 under the laws of the state of Georgia for the primary business purpose of opening, acquiring, developing and operating vehicle emission testing stations. Effective as of March 19, 2002, Emissions Testing, Inc. and Speedemissions, LLC merged and changed its name to Speedemissions, Inc. Effective as of June 16, 2003, Speedemissions, Inc. ("Speedemissions" or the "Company") entered into an acquisition agreement with SKTF Enterprises, Inc. ("SKTF"). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for approximately 900,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF.

        SKTF was a development stage company that had not begun operations and had no revenues and a minimal amount of assets and liabilities. For accounting purposes, Speedemissions was viewed as the acquiring entity and accounted for the transaction as a reverse acquisition. Accounting and reporting guidance indicates that the merger of a private operating company into a non-operating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization.

        The accumulated deficit of Speedemissions was carried forward subsequent to the acquisition. Results of operations subsequent to the date of acquisition reflect the consolidated results of operations of Speedemissions and SKTF. Operations for periods prior to the acquisition reflect those of Speedemissions. Assets and liabilities of Speedemissions and SKTF have been consolidated at their historical cost carrying amounts at the date of acquisition.

        Effective on September 5, 2003, SKTF Enterprises, Inc. changed its name to Speedemissions, Inc. For ease of reference, these notes and the accompanying consolidated financial statements continue to refer to "SKTF" and "Speedemissions" in the context of their legal names prior to the September 5, 2003 name change.

        On June 30, 2005, the Company purchased all of the outstanding common stock of Mr. Sticker, Inc., ("MS") a Houston, Texas, company that operates six (6) emissions testing stations in the Houston, Texas area. The purchase price was $3,100,000 in cash plus 18,300 shares of the Company's common stock valued at $43,000. Mr. Sticker's financial statements have been consolidated, as a wholly owned subsidiary. The results of their operations subsequent to the acquisition are included in our 2005 operating results.

        On September 8, 2005, the Company purchased all of the outstanding common stock of Just, Inc., ("JI") a Salt Lake City, Utah company that operates eight (8) emissions testing stations in the Salt Lake City, Utah area. The purchase price was $2,300,000 in cash plus 71,429 shares of the Company's common stock, valued at $200,000, which is included in accrued liabilities as the shares were not issued as of December 31, 2005. JI's financial statements have been consolidated, as a wholly owned subsidiary. The results of their operations subsequent to the acquisition are included in our 2005 operating results.

        On January 20, 2006, the Company effected a 1 for 10 reverse stock split of its common stock. All references in the accompanying consolidated financial statements and notes to the consolidated financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect the reverse stock split. As a result of the reverse stock split, the Company's ticker symbol changed from "SPEM" to "SPMI" on the OTC Bulletin Board.

Consolidation

        The accompanying consolidated financial statements include the accounts of Speedemissions, MS, JI and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

        Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

        As of December 31, 2005, the Company operated thirty-five (35) emissions testing stations and four (4) mobile units in greater metropolitan areas of Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah. As of December 31, 2004, the Company operated twenty-five (25) emissions testing stations and seven (7) mobile units in the greater metropolitan areas of Atlanta, Georgia and Houston, Texas. The Company does business under the trade names Speedemissions, Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes "basic" testing systems that test a motor vehicle's emissions while in neutral and "enhanced" testing systems that test a vehicle's emissions under simulated driving conditions.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in these financial statements relate to useful lives of certain assets, valuation of long-term assets such as goodwill. Actual results could differ from those estimates.

Revenue Recognition

        Revenue is recognized as the testing services are performed. The cost of emissions certificates is shown separately in the accompanying consolidated statements of operations.

        The Company normally requires that the customer's payment be made with cash, check, or credit card; accordingly, the Company does not have significant levels of accounts receivable.

        Under current Georgia, Texas, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests are not material. Accordingly, no allowance for retest is recorded by the Company.

Property and Equipment

        Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives, as follows: building, fifteen years; emission testing equipment, five years; and furniture, fixtures, and office equipment, five years.

        Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease terms, including renewal periods expected to be exercised, or the estimated useful lives of the improvements.

Impairment of Long-Lived Assets

Property and Equipment

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment was not impaired as of December 31, 2005 or 2004.

Goodwill

        The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

        In the opinion of management, goodwill was impaired as of December 31, 2005 relating to the goodwill recorded from the acquisition of the assets of State Inspections of Texas, Inc. The fair value of goodwill was determined using discounted cash flow techniques based on current operating results of future projections. The amount of the goodwill impairment has been calculated at $97,000 and is recorded in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2005. In the opinion of management, goodwill was not impaired as of December 31, 2004.

Income Taxes

        Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax filing in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense totaled $22,206 in 2005 and $27,551 in 2004.

Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, and other short-term liabilities, approximate fair value because of the short-term nature of these accounts.

Net Loss Per Common Share

        Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share.

Accounting for Stock-Based Compensation

        The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in accounting for stock options and does not recognize compensation expense under the fair value provisions of SFAS 123. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value-based method. Accordingly, compensation costs for stock options issued to employees is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the amount the employee must pay to acquire the stock.

        Stock-based employee compensation cost has been reflected in net loss in the accompanying consolidated statements of operations, for the 40,000 options classified as variable stock options granted that had an exercise price less than the market value of the underlying common stock on the date of grant (see Note 7). At the end of each calendar quarter, the Company determines a value for the financial effect of the variable stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2005	2004
Net loss, attributable to common stockholders	$(3,688,638)	$(3,137,948)
Compensation expense previously recognized	(14,758)	14,589
Total stock-based employee compensation expense determined under the fair value method for all awards	(69,069)	(241,509)

Pro forma net loss	$(3,772,465)	$(3,364,868)

Loss per share:
Basic and diluted, as reported	$(1.43)	$(1.43)
Basic and diluted, pro forma	$(1.46)	$(1.54)

        The fair value of stock options issued during 2005 and 2004 has been determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 3.00%; expected lives of 3 years; expected volatility of 45%; and no dividend yield.

Recently Issued Accounting Standards

        Recent pronouncements that potentially affect these or future financial statements include:

        FASB Statement No. 123R, "Share-Based Payment", becomes effective at the beginning of the Company's quarter ending March 31, 2006 and will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Note 2: Going Concern

        The Company has historically incurred losses and has not yet generated a profit which raises substantial doubt about the Company's ability to continue as a going concern. The future success of the

Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

        The Company has taken certain steps to maintain its operating and financial requirements in an effort to enable it to continue as a going concern until such time that revenues are sufficient to cover expenses, including expanding its revenue opportunities through the acquisitions of Mr. Sticker and Just Inc. in 2005, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel.

        The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the future. However, the ultimate ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3: Property and Equipment

        Property and equipment at December 31, 2005 was as follows:

Land	$240,000
Building	10,000
Emission testing equipment	1,364,099
Furniture, fixtures and office equipment	41,699
Vehicles	25,404
Leasehold improvements	516,561

2,197,763
Less accumulated depreciation and amortization	742,748

$1,455,015

        Depreciation and amortization expense associated with property and equipment totaled $352,525 in 2005 and $251,103 in 2004.

        At December 31, 2005, approximately $132,000 of leasehold improvements represented leasehold improvements for two new stations under construction.

Note 4: Debt Payable to Related Parties

        Long-term debt payable to related parties at December 31, was as follows:

	2005	2004
GCA Fund 10% note (a)	$—	$300,000
V2R 10% note (b)	51,747	83,334
Calabria 5% note (c)	—	25,600
State Inspections of Texas 12.5% note (d)	—	120,000
State inspections of Texas non-interest bearing note (e)	—	36,000
State Inspections of Texas 12.5% note (f)	—	1,285,000

	51,747	1,849,934
Less current portion	51,747	540,934

	$—	$1,309,000

(a)
The $300,000 promissory note payable had an original maturity date of August 2, 2003 but was not repaid on that date. Effective as of September 2, 2003, the Company and GCA Fund, a majority stockholder, agreed to extend the maturity date to April 24, 2004. Effective as of May 5, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2004. Effective as of October 15, 2004, the Company and GCA Fund agreed to extend the maturity date to October 24, 2005. October 14, 2005, GCA Fund converted the $300,000 Note, plus accrued interest of $125,415, into 126 shares of the Company's Series A Convertible Preferred Stock.

(b)
This note is payable to V2R, Inc. ("V2R"), which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have only made payments of $86,666, leaving an unpaid balance of principal and interest of approximately $54,157 as of December 31, 2005.

(c)
The president and chief executive officer of the Company had advanced the Company $25,600 as of December 31, 2004, on several unsecured promissory notes. On June 25, 2005, we converted all of the notes, plus accrued interest, into 11,242 shares of our common stock.

(d)
On November 15, 2004, State Inspections of Texas, Inc. ("SIT") advanced the Company $120,000 on a secured promissory note. The $120,000 promissory note and $9,818 in accrued interest was paid in July 2005.

(e)
On December 1, 2004, SIT sold the Company certain assets for $36,000 on an unsecured promissory note. The $36,000 promissory note was rolled into the SIT acquisition price and accounted for as a reduction in the goodwill originally recorded.

(f)
On December 30, 2004, SIT sold the Company certain assets for $1,285,000 on a secured promissory note. State Inspections of Texas, Inc. is owned by Global Capital Funding Group, LP. As part of the Settlement Agreement, we entered into an Exchange Agreement with GCFG and converted the outstanding balance plus accrued interest into 1,409 shares of our Series A Convertible Preferred Stock. (see Note 9)

Note 5: Income Taxes

        As of December 31, 2005, the Company had net operating loss (NOL) carryforwards of approximately $8,976,000 that may be used to offset future taxable income. If not utilized, the NOL carryforwards will expire at various dates through 2025.

        Differences between the income tax benefit reported in the statements of operations for 2005 and 2004 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2005	2004
Expected rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

        Deferred income tax assets at December 31, 2005 consisted of the following:

2005
Net operating loss carryforwards	$3,411,000
Less valuation allowance	(3,411,000)

Net deferred tax asset	$—

        A valuation allowance was established for the tax benefit of the NOL carryforwards for which realization was not considered more likely than not. At December 31, 2005, the valuation allowance was adjusted such that no net deferred tax assets were recognized.

Note 6: Leasing Activities

Operating Leases

        The Company leases office space and land and buildings for certain of its emission testing stations. The leases generally require that the Company pay taxes, maintenance, and insurance. The leases for the emission testing stations are renewable, at the option of the Company, for specified periods. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain of the leases have been personally guaranteed by the president of the Company.

        Certain of the above leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2005 and 2004, the excess of rent expense over cash payments was approximately $121,000 and $40,000, respectively. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

        Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2005:

Year Ending December 31
2006	$1,105,105
2007	939,823
2008	791,978
2009	514,627
2010	495,665
2011 and later	1,647,616

        Total rent expense under all operating leases totaled $992,312 in 2005 and $534,032 in 2004.

Note 7: Equity Transactions

Preferred Stock

        On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") and 250,000 common stock purchase warrants (the "Warrants") to GCA Strategic Investment Fund Limited ("GCA Fund"), an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000.

        The Preferred Stock accrued a dividend of 7% per annum, and each share of Preferred Stock is convertible into 833.33 shares of the Company's common stock, or 2,083,333 shares of common stock in the aggregate. As of October 14, 2005, pursuant to the articles of amendment, the Preferred Stock no longer accrued dividends. The Warrants are exercisable for a period of five years at an exercise price of $1.20 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

        On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the "Preferred B Stock") and 4,390,000 common stock purchase warrants ("B-1 Warrants" and "B-2 Warrants") to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses was $5,906,400. In addition to the cash portion of the advisors fee, the Company issued 285,000 common stock purchase warrants to Prospect Financial Advisors, LLC, which are exercisable for a period of five years at an exercise price of $0.60 per share of common stock to be acquired upon exercise. The Company also issued 50,000 common stock purchase warrants to Strasbourger, LLC as a finder's fee, which are exercisable for a period of three years at an exercise price of $2.00 per share of common stock to be acquired upon exercise. On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Mr. Sticker. On September 8, 2005, the Company used or committed to pay at a future date, in accordance with the terms of the purchase agreement, $2,300,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Just, Inc. The remainder of the net proceeds, or $446,400, was retained by the Company for current working capital.

        The Preferred B Stock does not pay a dividend and has no voting rights. Each share of Preferred B Stock was convertible into 4.28 shares of the Company's common stock or 10,700,000 shares of common stock in the aggregate. The 2,500,000 B-1 Warrants were exercisable for a period of five years at an exercise price of $2.40 per share of common stock to be acquired upon exercise. The 1,890,000 B-2 Warrants were exercisable for a period of five years at an exercise price of $4.80 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders were entitled to be paid prior to any preference of any other payment or distribution.

        On August 4, 2005, we entered into an Amendment to the Series B Preferred Stock Purchase Agreement, and received an additional $195,000 in cash, which modified the Agreement as follows:

  a.
  the Investor purchased $6,615,000 of our Preferred B Stock;

  b.
  the B-1 Warrants were increased to 2,621,495 shares at $2.40 per share, the B-2 Warrants were increased to 1,965,934 shares at $4.80 per share, and an additional common stock purchase warrant was issued for 4,000,000 shares at $1.20 per share. We may call the $1.20 warrants if our stock price exceeds $2.40 for fifteen (15) consecutive trading days;

  c.
  Each of the Preferred B Stock is convertible into 7.56 shares of our common stock, subject to adjustment if certain conditions are met, for a total of 18,900,000 shares of common stock, has a liquidation preference equal to its purchase price, and has no voting rights; and

  d.
  the exercise of the warrants, including the call provision on the $1.20 warrants, and the conversion of the Preferred B Stock are subject to a maximum ownership by the Investor at any time of 4.9% although this limitation may be revoked upon sixty-one days notice by Barron Partners with respect to the shares underlying the warrants.

        On August 4, 2005, in conjunction with the above-referenced amended financing transaction, we issued restated the B-1 Warrants to acquire 2,621,495 shares of our common stock at $2.40 per share, restated the B-2 Warrants to acquire 1,965,934 shares of our common stock at $4.80 per share, and issued warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to a single accredited investor, in exchange for an additional $195,000 in cash.

        On October 14, 2005, the combined principal amount of $2,045,000 and accrued interest amount of approximately $285,000 outstanding under several promissory notes, with GCA Fund and GCFG, were converted into 2,330 shares of the Company's Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into 833.33 shares of the Company's common stock or 1,941,659 shares of common stock in the aggregate. (see Note 9)

        On October 14, 2005, GCA Fund, a majority shareholder converted accrued preferred dividends of $302,847 into 303 shares of the Company's Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into 833.33 shares of the Company's common stock or 252,499. GCA Fund and the Company agreed to terminate the dividend feature on the Series A convertible preferred stock as of the conversion date. (see Note 9)

Common Stock

        On January 18, 2004, the Company and GCA Fund, a majority shareholder, agreed to convert the principal amount of a $225,000 promissory note and accrued interest amount of approximately $55,000 outstanding into 110,000 shares of the Company's common stock at an exchange rate of $2.50 per common share. As a result of the conversion, the Company recorded an expense of approximately $231,000 during the year ended December 31, 2004. The expense was recorded as a result of the difference between the $2.50 per share conversion price and the closing bid price for the Company's common stock on the date of the conversion agreement.

        During the quarter ended March 31, 2004, the Company sold to qualified investors 85,500 security units. Each security unit consisted of two shares of the Company's common stock and a warrant to purchase a share of the Company's common stock at the closing bid price for the Company's common stock on the subscription date. The Company received $5.00 for each unit subscribed. The Company received subscriptions for 85,500 units, which represents $427,500 in proceeds to the Company, less consulting fees of approximately $21,000. Upon completion of these subscriptions, the Company issued a total of 171,000 shares of its common stock and 85,500 warrants.

        As of March 31, 2004, an entity controlled by the president and chief executive officer of the Company had advanced the Company $315,000 on several unsecured promissory notes. The notes were due and payable in 180 days, from their respective date of issuance, and accrued interest at 5%. On June 16, 2004, the Company and its president and chief executive officer agreed to convert the principal amount of the $315,000 promissory note and accrued interest amount of approximately $8,700 into 92,500 shares of the Company's common stock representing an exchange rate of $3.50 per common share, which was the market price of the stock. As a result of the conversion, the Company recorded an expense of approximately $259,000 during the quarter ended June 30, 2004. The expense was recorded as a result of the difference between the $3.50 per share conversion price and the closing bid price for the Company's common stock on the date of the conversion agreement.

        During the quarter ended June 30, 2004, the Company sold to qualified investors 81,429 security units. Each security unit consisted of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $7.50 per warrant for every two common shares purchased. The Company received $3.50 for each common share sold, which represents $285,000 in proceeds to the Company during the quarter ended June 30, 2004. Upon completion of these subscriptions the Company issued a total of 81,429 shares of its common stock and 40,714 warrants.

        On August 24, 2004, the Company issued 85,500 shares of common stock, restricted in accordance with Rule 14, to thirteen (13) existing accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as consideration under anti-dilution provisions of their securities purchase agreements.

        During the quarter ended September 30, 2004, the Company sold to qualified investors 78,586 security units. Each security unit consisted of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $7.50 per warrant for every twenty (20) common shares purchased. The Company received $3.50 for each common share sold, which represents approximately $275,000 in proceeds to the Company during the quarter ended September 30, 2004. Upon completion of these subscriptions the Company issued a total of 78,586 shares of its common stock and 39,293 warrants.

        On January 18, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants for services rendered during the year ended December 31, 2004.

        On February 22, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services.

        On March 10, 2005, we issued warrants to acquire up to 25,000 shares of our common stock, restricted in accordance with Rule 144, to two principals of GCA at an exercise price of $2.50 per share.

        On April 11, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services.

        On June 17, 2005, we issued a total of 12,500 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A.

Parlontieri, our President, Chief Executive Officer, and a Director, in conversion of $25,000 in outstanding principal amount on one outstanding promissory note.

        On June 30, 2005, we issued warrants to acquire 285,000 shares of our common stock at $0.60 per share to a single accredited investor, as consideration for services rendered in conjunction with the Preferred B Stock transaction.

        On July 25, 2005, we issued a total of 2,553 shares of our common stock, restricted in accordance with Rule 144, to two individuals for services rendered.

        On July 25, 2005, we issued a total of 18,298 shares of our common stock, restricted in accordance with Rule 144, to two individuals as additional consideration related to the purchase of Mr. Sticker, Inc.

        On July 25, 2005, we issued a total of 70,940 shares of our common stock, restricted in accordance with Rule 144, to one shareholder upon the conversion of $140,000 in outstanding principal amount and $1,879 in accrued but unpaid interest on one outstanding convertible promissory note.

        On July 25, 2005, we issued a total of 11,242 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director, upon the conversion of outstanding principal amounts and accrued but unpaid interest of $26,418 in outstanding convertible promissory notes. Calabria Advisers, LLC provides us with consulting services.

        On July 25, 2005, we issued a total of 13,889 shares of our common stock, restricted in accordance with Rule 144, to legal counsel for services rendered.

        On November 21, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to an individual who provides us with consulting services.

        On August 29, 2005, we filed an amendment to our Articles of Incorporation that increased our authorized common stock from 100,000,000 shares to 250,000,000 shares, par value $0.001 per share.

        In 2005 and 2004, the Company issued 116,442 and 112,452 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized expense of $356,858 and $501,793 in 2005 and 2004, respectively (see note 8). The total number of shares reserved for options and warrant conversions was 17,828,912 and 558,507 on December 31, 2005 and 2004, respectively.

Stock Option Plans

  Stock Option Plan—2001

        The Company's board of directors and stockholders approved a stock option plan, effective June 1, 2001, pursuant to which 100,000 shares of common stock have been reserved for issuance under the plan.

        On October 2, 2003 the Company issued options to purchase up to 40,000 shares of common stock at an exercise price of $20.00 per share. No stock-based employee compensation cost was recorded related to these options as the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

        On December 19, 2003, the 40,000 options granted on October 2, 2003, were cancelled and immediately re-issued with an exercise price of $2.50 per share and an expiration date of December 18, 2013. Of the 40,000 options, 10,000 vested immediately with the remaining options vesting in three equal increments on October 1, 2004, 2005 and 2006, respectively. The 40,000 options granted on December 19, 2003 have been reclassified as variable stock options since they had an exercise price less than the market value of the underlying common stock on the date of grant. The Company recorded $(14,758) and $14,589 in compensation expense, respectively, during 2005 and 2004.

        On January 5, 2004, the Company granted 5,500 stock options to three of its employees. All of the options carried an exercise price of $4.00, vested as of the date of the grant and expire January 4, 2014. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

        On April 20, 2004, the Company granted 7,500 stock options to two of its employees. All of the options carried an exercise price of $5.15, vested as of the date of the grant and expire April 19, 2014. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

        On November 17, 2004, the Company granted 12,675 stock options to five of its employees. All of the options carried an exercise price of $3.00, vested as of the date of the grant and expire November 17, 2014. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant.

        On March 10, 2005, the Company granted 26,500 stock options to eleven of its employees. All of the options carried an exercise price of $2.50, vested as of the date of the grant and expire March 10, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

        On June 30, 2005, the Company granted 2,500 stock options to one of its employees. The options carried an exercise price of $2.35, vested as of the date of the grant and expire June 30, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

        On August 26, 2005, the Company granted 2,500 stock options to one of its employees. The options carried an exercise price of $2.00, vested as of the date of the grant and expire August 26, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

  Stock Option Plan—2005

        The Company's board of directors and shareholders approved a stock option plan, effective December 15, 2005, pursuant to which 250,000 shares of common stock have been reserved for issuance under the plan.

        On December 15, 2005, the Company granted 68,500 stock options to fifteen of its employees. The options carried an exercise price of $1.00, vested as of the date of the grant and expire December 14, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

        On December 21, 2005, the Company granted 170,000 stock options to five of its officers and directors. The options carried an exercise price of $1.00, vested as of the date of the grant and expire December 20, 2015. No stock-based employee compensation cost has been recorded in the accompanying consolidated statements of operations related to these options as the options granted had an exercise price greater than the fair value of the underlying common stock on the date of grant.

        As of December 31, 2005, options to purchase a total of 318,475 shares had been granted under these two plans and options to purchase 159,474 shares were exercisable. The weighted-average remaining contractual life of both plans in years was 9.59 at December 31, 2005. There were 31,525 options reserved for issuance under these plans at December 31, 2005.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004:

	2005	2004
Risk free interest rate	3.00%	3.00%
Expected life	3 years	3 years
Expected volatility	45%	45%
Expected dividend yield	—	—

        The following table sets forth the options granted under the Speedemissions Stock Option Plans as of December 31, 2005 and 2004:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	68,675	$3.20	43,000	$2.50
Granted	270,000	1.20	25,675	3.80
Cancelled	(20,200)	3.50	—	0.00
Outstanding at end of year	318,475	$1.40	68,675	$3.00

Options exercisable at end of year	159,474	$1.40	48,675	$3.20

        The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding	Average Weighted Remaining Life	Exercise Price	Options Exercisable	Average Weighted Price
43,000	7.97 years	$2.50	43,000	$2.50
4,500	8.02 years	4.00	4,500	4.00
2,500	8.31 years	5.20	2,500	5.20
2,675	8.88 years	3.00	2,675	3.00
22,300	9.19 years	2.50	22,300	2.50
2,500	9.50 years	2.40	2,500	2.40
2,500	9.66 years	2.00	2,500	2.00
68,500	9.96 years	1.00	22,833	1.00
170,000	9.98 years	1.00	56,666	1.00

318,475		$1.40	159,474	$1.40

Warrants

        On February 22, 2005, we issued warrants to acquire up to 25,000 shares of our common stock, restricted in accordance with Rule 144, to Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. These warrants were issued as incentive compensation for his work for us and at an exercise price of $2.50 per share.

        On August 4, 2005, in connection with an amendment to the June 30, 2005 financing transaction, we issued restated warrants to acquire 2,621,495 shares of our common stock at $2.40 per share, restated warrants to acquire 1,965,935 shares of our common stock at $4.80 per share, and warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to a single accredited investor, in exchange for an additional $195,000 in cash.

        On August 11, 2005, we issued warrants to acquire 50,000 shares of our common stock at $2.00 per share to six individuals for services rendered in connection with the June 30, 2005 financing transaction.

        On November 17, 2005, in conjunction with a settlement agreement, we issued warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to Barron Partners, LP, as consideration under the Settlement Agreement, in settlement of the Dispute.

        On November 17, 2005, in conjunction with a settlement agreement, we issued warrants to acquire 2,400,000 shares of our common stock at $1.20 per share, to Global Capital Funding Group, LP as consideration under the Settlement Agreement, in settlement of the Dispute.

        On November 17, 2005, in conjunction with the above-referenced Settlement Agreement, we issued warrants to acquire 1,600,000 shares of our common stock at $1.20 per share, to GCA Fund, as consideration under the Settlement Agreement, in settlement of the Dispute.

Additional Warrants

        On February 18, 2004, in accordance with authorization by the Board of Directors on January 21, 2004, the Company issued 90,000 warrants to purchase shares of the Company's common stock to its president. Each warrant entitles the president to purchase one share of common stock. The exercise price for 45,000 of the warrants is $7.50, with the remaining 45,000 having an exercise price of $10.50. Each of the two separately priced warrant issues expire on February 17, 2009 and each vested 15,000 warrants immediately and the remaining 30,000 warrants vested in two equal parts of 15,000 warrants on January 1, 2005 and January 1, 2006. The Company did not assign a value to the warrants upon issuance as the value was deemed immaterial.

        The following table summarizes information about stock warrants outstanding at December 31, 2005:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
2,500	2.46 years	$0.10	2,500	$0.10
8,000,000	4.88 years	$1.20	8,000,000	$1.20
285,000	4.50 years	$0.60	285,000	$0.60
8,847,430	4.50 years	$1.20	8,847,430	$1.20
50,000	2.61 years	$2.00	50,000	$2.00
60,000	3.95 years	$2.50	60,000	$2.50
10,000	4.07 years	$3.60	10,000	$3.60
210,507	2.45 years	$7.50	210,507	$7.50
45,000	3.14 years	$10.50	45,000	$10.50

17,510,437			17,510,437

Note 8: Consulting Agreements

        In connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continued for 30 months at a consulting fee of $8,334 per month. The new agreement granted V2R warrants to purchase 10,000 shares of the Company's common stock at $2.50 per share. The warrants vested in two increments of 5,000 warrants on January 1, 2005 and 2006, respectively. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the years ended December 31, 2005 and 2004, the Company paid a total of approximately $32,500 and $40,100, respectively, under the consulting agreement. Effective June 30, 2005, the agreement was amended to terminate the monthly retainer fees and extend the expiration of the agreement to July 1, 2007, by mutual consent of V2R and the Company. The balance of unpaid retainer fees to V2R was $88,691 as of December 31, 2005.

        Effective December 1, 2003, the Company entered into an agreement with a public relations firm to issue stock in exchange for consulting services to be rendered by the public relations firm during the period from December 1, 2003 to May 31, 2004. During 2004, the Company recognized $218,000 in general and administrative expenses related to this agreement, based on the market value of the stock during the service period. On January 7, 2004, March 9, 2004, and May 7, 2004, the Company issued a total of 45,000 shares of its common stock under the terms of its consulting agreement with a public relations firm.

        Effective January 1, 2004, the Company entered into an agreement with a financial consulting firm to issue stock in exchange for consulting services to be rendered by the financial consulting firm during the period from January 1, 2004 to June 30, 2004. The Company issued, on May 24 and August 24, 2004, a total of 18,000 shares of its common stock, under the terms of this agreement (see Note 8). During the years ended December 31, 2005 and December 31, 2004, the Company recognized $0 and $93,400 in general and administrative expenses related to this agreement, based on the market value of the stock during the service period.

        On October 8, 2004, the Company issued a total of 9,000 shares of its common stock, to a financial consulting firm in exchange for consulting services rendered. During the years ended December 31, 2005 and December 31, 2004, the Company recognized $0 and $37,800 in general and administrative expenses related to these services, based on the market value of the stock during the service period.

        Effective November 5, 2004, the Company entered into an agreement with an equity research services firm to issue stock in exchange for consulting services to be rendered by the equity research services firm. The Company issued, on November 5, 2004, a total of 31,250 shares of its common stock, under the terms of this agreement (see Note 8). During the years ended December 31, 2005 and December 31, 2004, the Company recognized approximately $0 and $12,000, respectively in general and administrative expenses related to this agreement, based on the market value of the stock during the service period.

        On January 18, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to two consultants for services rendered during the year ended December 31, 2004. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated purchasers.

        On February 22, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the years ended December 31, 2005, the Company recognized $75,000 in general and administrative expenses related to this agreement, based on the market value of the stock during the service period.

        On June 17, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the year ended December 31, 2005, the Company recognized $58,750 in general and administrative expenses related to this agreement, based on the market value of the stock during the service period.

        On July 25, 2005, we issued a total of 13,889 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the year ended December 31, 2005, the Company recognized $26,305 in general and administrative expenses related to this agreement, based on the market value of the stock during the service period.

Note 9: Related Party Transactions

        The Company had a $300,000 promissory note payable to the GCA Fund, a majority shareholder, which had an original maturity date of August 2, 2003, which was extended to October 24, 2005. Effective on October 14, 2005, in connection with the settlement discussed below, we converted the $300,000 note, plus accrued interest, into 126 shares of our Series A Convertible Preferred Stock.

        In connection with the June 16, 2003, acquisition of Speedemissions, the Company agreed to pay an acquisition fee of $225,000 to V2R, Inc. an entity controlled by Bahram Yusefzadeh who subsequent to June 16, 2003 became one of the Company's directors. Of this amount, $100,000 was paid in cash at the closing of the acquisition, with the balance due pursuant to the terms of a promissory note (see Note 4). Additionally, Speedemissions agreed to issue a warrant to V2R to purchase 2,500 shares of Speedemissions common stock at an exercise price of $.10 per share and entered into a consulting agreement with V2R that, among other things, provides for a monthly consulting fee and provides for a transaction fee generally equal to 5% of the gross transaction amount of an equity transaction, as defined in the agreement. During the twelve months ended December 31, 2005 and 2004, the Company paid a total of approximately $32,500 and $40,100, respectively, under the consulting agreement. Effective June 30, 2005, the agreement was amended to terminate the monthly retainer fees and extend the expiration of the agreement to July 1, 2007, by mutual consent of V2R and the Company.

        An entity controlled by the president and chief executive officer of the Company had advanced the Company $25,600 as of December 31, 2004, on several unsecured promissory notes. Principal and interest on the notes were due and payable in 180 days, from their respective date of issuance, and carried interest at 5%. On June 25, 2005, we converted all of the notes, plus accrued interest, into 11,242 shares of our common stock.

        On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the Preferred Stock) and 250,000 common stock purchase warrants (the Warrants) to GCA Fund, an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000. The Preferred Stock accrued a dividend of 7% per annum, and each share of Preferred Stock is convertible into 833.33 shares of the Company's common stock, or 250,000 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.20 per share of common stock to be acquired upon exercise. In the event of a liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

        On January 30, 2004, the Company completed the acquisition of all of the assets of the businesses known and operated as $20 Emission (the "$20 Emissions Acquired Assets"). The $20 Emissions Acquired Assets constitute all of the business assets of seven emissions testing stations in the Atlanta, Georgia area, which the Company intends to continue to operate under the Speedemissions name. In exchange for the $20 Emissions Acquired Assets, the Company paid the purchase price of $1,000,000 in cash (the "Cash Purchase Amount") and issued an aggregate of 95,632 shares of the Company common stock (the Stock Purchase Shares) and, together with the Cash Purchase Amount, (the "$20 Purchase Price") to the sellers, Twenty Dollar Emission, Inc. and Kenneth Cameron (each a Seller and collectively the "Sellers"), and the Sellers' designee. The Cash Purchase Amount and 62,299 of the Stock Purchase Shares were paid to the Sellers' lender, Global Capital Funding Group, LP, who is an affiliate of the Company, and Kenneth Cameron who is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emission. The Cash Purchase Amount was paid by the Company using funds raised in its 2,500,000 private placement of its Series A Convertible Preferred Stock.

        On January 26, 2005, we executed a promissory note in favor of GCA Fund, a majority shareholder, in the principal amount of $350,000, and on that date we received funds in the same amount. Under the terms of the note, we were obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005. Effective on October 14, 2005, in connection with the Settlement Agreement, we converted the outstanding balance plus accrued interest into 369 shares of our Series A Convertible Preferred Stock. In connection with the transaction, we issued to GCA Fund warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share, which exercise price has been adjusted to $1.20 as part of the Settlement Agreement. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Fund, warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share.

        On February 22, 2005, and again on April 11, 2005, we issued 25,000 shares of our common stock to Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri, for services rendered.

        On June 17, 2005, we issued a total of 12,500 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A.

Parlontieri, Chief Executive Officer, in conversion of $25,000 in outstanding principal amount on one outstanding promissory note.

        On July 25, 2005, we issued a total of 13,889 shares of our common stock to Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri, Chief Executive Officer, for services rendered.

        On February 22, 2005, the Compensation Committee of our Board of Directors issued to Mr. Parlontieri warrants to acquire 25,000 shares of our common stock at $2.50 per share, the fair market value of our common stock based on the closing bid price on the date of grant.

        On June 29, 2005 and August 26, 2005, we issued options to acquire 2,500 shares of our common stock under our 2001 Stock Option Plan to Erik Sander and Ernest A. Childs, respectively, our directors. The options vested immediately and are exercisable at $2.00 per share for a period of ten years.

        For the year ended December 31, 2005 and 2004, the Company incurred legal expenses totaling $201,806 and $183,777 for legal services provided by a minority shareholder. The Company owed $107,257 and $52,490 as of December 31, 2005 and 2004 to this minority shareholder.

Settlement Agreement

        On August 23, 2005, GCA Strategic Investment Fund Limited ("GCA"), the holder of all 2,500 shares of our Series A Convertible Preferred Stock then issued and outstanding, notified the Company that as a result of the Barron Agreement and pursuant to Section 9 of the Certificate of Designation of Series A Convertible Preferred Stock, the conversion ratio of the Series B Convertible Preferred Stock was automatically incorporated into the rights of the Series A Convertible Preferred Stock (referred to herein as the "Dispute"). The Company resolved this Dispute by entering into a Settlement Agreement with GCA, Barron, and Global Capital Funding Group, LP ("GCFG" and collectively with GCA and Barron referred to herein as the "Investors") with all parties agreeing to the following terms:

  •
  GCFG converted all amounts due and owing under the Speedemissions, Inc. Secured Promissory Note dated December 30, 2004, in the principal amount of $1,285,000 plus accrued interest of $124,288.25 into (i) 1,409 shares of Series A Convertible Preferred Stock with rights and preferences outlined in the Amended Certificate of Designation of the Series A Convertible Preferred Stock and (ii) a warrant to purchase 2,400,000 shares of common stock at an exercise price of $1.20 per share for a period of five years;

  •
  GCA consented to the Amended Certificate of Designation of the Series A Convertible Preferred Stock, including a new conversion price of $1.20 per share of common stock and no dividend rights, and converted all amounts due and owing, including accrued interest, under the $350,000 principal amount promissory note dated January 26, 2005, the $300,000 principal amount promissory note dated August 2, 2001, and the $110,000 principal amount promissory note dated August 7, 2004 into (i) 1,224 shares of Series A Convertible Preferred Stock, (ii) a warrant to purchase 1,600,000 shares of common stock with an exercise price of $1.20 per share of common stock for a period of five years, and (iii) an amended warrant agreement dated January 26, 2005 to purchase 250,000 shares of common stock reducing the exercise price from $2.40 to $1.20 per share;

  •
  Barron agreed to the issuance of the GCA Stock, the GCFG Stock, and the GCFG Warrant, and to the Amended Certificate of Designation of the Series A Convertible Preferred Stock in exchange for a warrant to purchase 4,000,000 shares of common stock with an exercise price of $1.20 per share of common stock for a period of five years; and

  •
  Speedemissions, GCFG, GCA, and Barron agreed to release each other of all claims, agreements, contracts, covenants, representations, obligations, losses, liabilities, demands and causes of action which it may now or hereafter have or claim to have against each other, as a result of the Dispute.

        In connection with the Settlement Agreement, the Company also amended certain Common Stock Purchase Warrants held by the Investors effective October 14, 2005:

  •
  The Company executed an Amendment No. 1 to the First Restated Common Stock Purchase Warrant "A" to purchase 2,621,496 shares of common stock held by Barron reducing the exercise price from $2.40 per share to $1.20 per share.

  •
  The Company executed an Amendment No. 1 to the Common Stock Purchase Warrant "B" to purchase 1,965,935 shares of common stock held by Barron reducing the exercise price from $4.80 per share to $1.20 per share.

  •
  The Company executed an Amendment No. 1 to the Warrant to purchase 250,000 shares of common stock held by GCA reducing the exercise price from $1.25 per share to $1.20 per share.

  •
  The Company executed an Amendment No. 1 to the Warrant to purchase 10,000 shares of common stock held by GCA reducing the exercise price from $3.57 per share to $1.20 per share.

        As part of the Settlement Agreement, the Company entered into an Exchange Agreement with GCFG dated effective as of October 14, 2005 exchanging the GCFG Stock and the GCFG Warrant for the GCFG Note.

        In conjunction with the GCFG Exchange Agreement, the Company granted to GCFG registration rights with respect to the resale of the shares of common stock underlying the warrants and preferred stock issued to GCFG. Pursuant to the Registration Rights Agreement with GCFG dated October 14, 2005, the Company agreed to prepare and file a registration statement for the resale of the shares of common stock underlying the GCFG Stock and GCFG Warrant and to its best efforts to cause the registration statement to be declared effective.

        As part of the Settlement Agreement, the Company entered into an Exchange Agreement with GCA dated effective as of October 14, 2005 exchanging the GCA Stock and the GCA Warrant for the following debt and rights held by GCA: (i) the $300,000 Note; (ii) the $110,000 Note; (iii) the $350,000 Note and (iv) $302,847 in cumulative dividends due and owing under the then existing 2,500 shares of the Series A Convertible Preferred Stock.

        In conjunction with the GCA Exchange Agreement, the Company granted to GCA registration rights with respect to the resale of the shares of common stock underlying the warrants and preferred stock issued to GCA. Pursuant to a Registration Rights Agreement with GCA dated October 14, 2005, the Company agreed to prepare and file a registration statement for the resale of the shares of common stock underlying the GCA Stock and GCA Warrant and to use our best efforts to cause the registration statement to be declared effective.

Note 10: Business Acquisitions

Just, Inc.

        Effective August 30, 2005, the Company purchased, for $2,500,000, 100% of the outstanding stock of Just, Inc., a Utah corporation. The Company paid Just Inc.'s shareholders $2,200,000 on September 8, 2005, and agreed to pay its shareholders $100,000 and 71,429 shares of our common stock valued at $200,000 by September 7, 2006. The assets purchased included the business assets of eight emissions testing and safety inspection stations in the Salt Lake City, Utah area, which the Company intends to continue to operate under the Just, Inc. name. The Company made the acquisition to enter the Salt Lake City, Utah market as part of the Company's ongoing acquisition strategy.

        The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired was established. The purchase price allocation was based on the estimated fair values of the assets acquired and liabilities assumed.

        The purchase price allocation was as follows:

Assets acquired
Current assets	$21,487
Property and equipment	232,000
Goodwill	2,371,050

$2,624,537

Purchase price
Cash	$2,300,000
Liabilities assumed	124,537
Common stock	200,000

$2,624,537

        Subsequent to the acquisition, goodwill was reduced by approximately $22,000 due to post closing adjustments.

Mr. Sticker, Inc.

        Effective June 30, 2005, the Company purchased, for $3,100,000 in cash and common stock valued at $43,000, 100% of the outstanding stock of Mr. Sticker, Inc. ("Mr. Sticker"), a Texas corporation. The assets purchased included the business assets of six emissions testing and safety inspection stations, which the Company intends to continue to operate under the Mr. Sticker name. The Company made the acquisition to increase its market share in the Houston, Texas area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources.

        The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired was established. The purchase price allocation was based on the estimated fair values of the assets acquired and liabilities assumed.

        The purchase price allocation was as follows:

Assets acquired
Current assets	$39,515
Property and equipment	292,500
Other assets	11,675
Goodwill	2,848,915

$3,192,605

Purchase price
Cash	$3,100,000
Liabilities assumed	49,605
Common stock	43,000

$3,192,605

        Subsequent to the acquisition, goodwill was reduced by approximately $15,000 due to post closing adjustments.

2004 Acquisitions

        During the year ended December 31, 2004, the Company acquired State Inspections of Texas, Inc. ("SIT"), Holbrook Texaco, Inc. and NRH Enterprises, Inc. ("Holbrook"), Twenty Dollar Emission, Inc. ("$20 Emissions") and BB&S Emissions, LLC ("BB&S") collectively known as the ("2004 Acquisitions").

SIT

        On December 30, 2004, the Company completed the acquisition of substantially all of the assets of SIT. The SIT assets constitute all of the business assets of six operating emission testing stations in the Houston, Texas area, which the Company intends to continue to operate under the State Inspections of Texas name. The Company made the acquisition to increase its market share in the Houston, Texas, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

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

Holbrook

        Effective January 21, 2004, the Company purchased, for $1,250,000 in cash, substantially all the assets of Holbrook. The assets purchased included the business assets of five emissions testing stations, which the Company intends to continue to operate under the Speedemissions name. The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

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

$20 Emissions

        Effective January 30, 2004, the Company purchased, for approximately $1,574,000 in cash and stock,, substantially all the assets and assumed specified liabilities of $20 Emissions. The Cash Purchase Amount and 622,985 of the Stock Purchase Shares were paid to the sellers' lender, Global Capital Funding Group, LP, who is an affiliate of the Company and Kenneth Cameron who is a former employee of the Company, whose services were retained by the Company after the purchase of $20 Emissions. The assets purchased included the business assets of seven emissions testing stations. The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.

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

Assets acquired and expense incurred
Current assets	$42,469
Property and equipment	335,596
Other assets	10,530
Goodwill	767,760
Acquisition expenses	559,514

$1,715,869

Purchase price
Cash	$1,001,000
Common Stock	573,790
Capital lease obligation	124,166
Accrued expenses	16,913

$1,715,869

BB&S

        On June 16, 2004, the Company completed the acquisition of all of the assets of the business known and operated as BB&S. The Company paid the purchase price of $125,015 in cash and assumed $4,716 in a capitalized lease obligation. The BB&S constitute all of the business assets of an emissions testing station in the Atlanta, Georgia area.

        As a result of the acquisitions mentioned above, plus the opening of two new stations and the closing of an existing station, the Company increased its number of emissions testing stations from five, as of December 31, 2003, to twenty-five (25) emissions testing stations plus seven (7) mobile units, as of December 31, 2004.

        The following pro-forma condensed statements of operations has been prepared as if the acquisitions of Mr. Sticker, Just, Inc. and the 2004 Acquisitions were consummated as of the beginning of the period presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

	Speedemissions and 2004 Acquisitions 2005	Mr. Sticker 2005	Just Inc. 2005	Combined 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$4,859,199	$2,681,728	$2,565,438	$10,106,365
Net income (loss)	$(4,260,847)	$996,126	$629,391	$(2,635,330)
Net income (loss) per share, basic and diluted	$(1.65)	$0.39	$0.24	$(1.02)
Weighted average common shares outstanding	2,575,407	2,575,407	2,575,407	2,575,407
Pro Forma	Speedemissions 2004	2004 Acquisitions 2004	Mr. Sticker 2004	Just Inc. 2004	Combined 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$2,867,921	$1,707,678	$2,797,887	$2,679,030	$10,052,516
Net income (loss)	$(3,137,948)	599,313	$811,682	$605,592	$(1,121,361)
Net income (loss) per share, basic and diluted	$(1.43)	$0.27	$0.37	$0.28	$(0.51)
Weighted average common shares outstanding	2,189,364	2,189,364	2,189,364	2,189,364	2,189,364

Note 11: Risk and Uncertainties

Regulatory Impact

        The current and future demand for the Company's services is substantially dependent upon federal, state, local, and foreign legislation and regulations mandating air pollution controls and emissions testing. If any or all of these governmental agencies should change their positions or eliminate or revise their requirements related to air pollution controls and emissions testing (including a shift to centralized facilities versus decentralized facilities), the Company could experience a significant adverse impact on its financial position and results of operations.

Arrangement with Shareholders

        The Company is required to maintain a majority of independent directors on the Board of Directors or a majority of independent directors on both the audit committee and compensation committee. In addition, the Company must maintain the effectiveness of a resale registration statement for shares held by a shareholder. Failure to do so could result in liquidated damages equal to 24% of the purchase price of the Series B Preferred Stock and Stock Warrants.

        If a shareholder other than GCA Fund and its affiliate acquires a beneficial ownership of greater than 33 1/3% or more of outstanding common stock of the Company without prior approval of GCA Fund, the Company might be required to redeem the Series A Preferred Stock.

Contingencies

        The Company may be involved in various proceedings and litigation arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that may be pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results or operations.

Note 12: Subsequent Events

        On January 20, 2006, the Company effected a 1 for 10 reverse stock split of its common stock. All references in the accompanying financial statements and notes to the financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect these transactions. As a result of the reverse stock split, the Company's ticker symbol changed from "SPEM" to "SPMI" on the OTC Bulletin Board.

        On February 23, 2006, Barron Partners LP, holder of 2,500,000 shares of Series B Convertible Preferred Stock converted 18,519 shares of the Series B Convertible Preferred Stock into 140,000 shares of common stock.

Note 13: Significant Fourth Quarter Adjustments

        The Company determined that an error was made in connection with the recording of an equity transaction relating to a beneficial conversion feature during the quarter ending June 30, 2005. During that quarter the Company recorded a charge to accumulated deficit of $4,577,632 associated with the 2,500,000 shares of Series B convertible preferred stock issued. The correction of the error decreases the net loss attributable to common shareholders for the three month period ended June 30, 2005 from $5,086,929 to $562,651 and decreases the net loss per share from $2.03 to $0.22 per share for that same period. The effect on the fourth quarter is the reduction of the Company's accumulated deficit by $4,577,632.

******

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        On January 28, 2005, Bennett Thrasher PC, the independent accountants previously engaged as the principal accountants to audit our financial statements, resigned as our auditors because they have decided to no longer provide audit services to entities registered with the Securities and Exchange Commission.

        Effective on February 2, 2005, we engaged Tauber & Balser, P.C., as our independent certified public accountants. The decision to change accountants was approved by our Board of Directors.

        During the two most recent fiscal years, or any subsequent interim period prior to engaging Tauber & Balser, P.C., neither we nor anyone acting on our behalf consulted with Tauber & Balser, P.C. regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on our financial statements where either written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue, or (iii) any matter that was the subject of a disagreement with our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report.

Item 8A. Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

        We entered into a Settlement Agreement with Strausbourger Pearson Tulein Wolf, Incorporated ("SPTW") on August 9, 2005 resolving the disagreement over whether certain fees, compensation, reimbursement amounts were due and payable under an agreement concerning a proposed private placement of our securities with potential investors. In full settlement of the dispute, we delivered to SPTW $125,000 and warrants to the principals of SPTW to purchase 50,000 shares of common stock at the exercise price of $2.00 for a period of three years. We have the right to force the conversion of the warrants if our common stock trades at a price above $4.00 per share for a ten-day period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The following table sets forth information about our executive officers and directors. The Board of Directors elects executive officers for one-year terms. The directors serve one-year terms until their successors are elected.

Name	Age	Position(s)
Richard A. Parlontieri	60	Director, President, and Secretary (2003)
Bahram Yusefzadeh	60	Director (2003)
Bradley A. Thompson	41	Director (2003)
Larry C. Cobb	55	Chief Financial Officer (2005)
Erik Sander	44	Director (2005)
Ernest A. Childs, PhD.	58	Director (2005)

        Richard A. Parlontieri has served on our Board of Directors and as our President since June 2003. He served as the President and CEO of our wholly owned subsidiary since January 2001. From 1998 to December 2000, he was the Chief Executive Officer of ebank.com, Inc., a publicly held bank holding company headquartered in Atlanta. ebank, which began as a traditional bank designed to deliver banking services in a non-traditional way, was an internet bank that provided banking services focusing on small business owners.

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

        Mr. Parlontieri currently serves on the Georgia Emissions Industry Advisory Board as Secretary. He also is a member of the Georgia Emissions Testing Association.

        Bahram Yusefzadeh was elected to our Board of Directors at our annual shareholders meeting in August 2003. Mr. Yusefzadeh is the founder and current Managing Director of V2R, LLC, a consulting firm. Mr. Yusefzadeh also serves as Chairman of the Board of Trustees for the International Center for Automated Information Research, a capital fund sponsored by the University of Florida College of Law and the Warrington Graduate School of Business that invests in early stage technology companies focused on enhancing the law and accounting professions.

        From 1993 to 2001, Mr. Yusefzadeh served as the Chairman and Chief Executive Officer of Phoenix International Ltd., Inc., a provider of integrated, client/server application software and related services for the financial services industry. Phoenix was acquired by London Bridge Software Holdings plc in 2001.

        Mr. Yusefzadeh has also served on numerous boards. From 1997 to 2001, he served on the board of Towne Services, Inc. (now merged with Private Business, Inc.), a provider of a merchant sales and payment transaction processing system. He also chaired Towne Services' audit committee and was a member of the compensation committee.

        From 1986 to 1992, he served in various capacities at The Kirchman Corporation. First he served as President of the product and marketing strategies division, where he was instrumental in bringing innovative bank automation products to market. He later served as President of both the independent banking group, which focused on delivering products in-house, and the outsourcing division, which focused on data center operations.

        In 1969, Mr. Yusefzadeh co-founded Nu-Comp Systems, Inc., a banking software company, where he developed the Liberty Banking System. He served as Nu-Comp's Chief Executive Officer and President through Broadway & Seymour, Inc.'s acquisition of the company in June 1986 and remained with Broadway & Seymour as the Chairman of the Board through November 1986.

        Bradley A. Thompson, CFA was elected to our Board of Directors at our annual shareholders meeting in August 2003. Since 1999, Mr. Thompson has served as the Chief Investment Officer and Chief Financial Analyst for Global Capital Advisors, LLC, an affiliate of GCA Strategic Investment Fund, Limited. Mr. Thompson is also the Chief Operating Officer and Secretary for Global Capital Management Services, Inc., the Corporate General Partner and Managing Partner of Global Capital Funding Group, LP, a licensed SBIC.

        From 1992 until joining GCA in 1998, Mr. Thompson was self-employed, managing his own small business enterprises. Mr. Thompson was the President and sole owner of Time Plus, an automated payroll accounting services firm for small to mid sized companies. Mr. Thompson was also 50% owner and Vice President, Chief Financial Officer of AAPG, Inc., a specialty retail sporting goods firm. Mr. Thompson has since sold his interest in AAPG, Inc.

        Mr. Thompson serves as a Director on the Board of GCA Strategic Investment Fund, and he is a former Director of Axtive Inc., a publicly traded technology consulting firm that acquires and operates various technology product and service companies, and a former Director and Secretary on the Board of Directors of AdMark Systems, LLC., a privately held marketing firm.

        Larry C. Cobb was engaged as our Chief Financial Officer on April 15, 2005. Mr. Cobb is the principal of CFO-ON-CALL of Georgia, Inc. and has held this position since 1994. Through CFO-ON-CALL of Georgia, Inc., Mr. Cobb uses his expertise in accounting to consult with companies regarding their internal accounting processes and preparation of financial statements and to assist the companies with a variety of transactions, including reorganizations, sale of the business, mergers and acquisitions, and Securities Act of 1933 and Securities Exchange Act of 1934 compliance. Mr. Cobb has consulted and worked with numerous private and public companies, including industries ranging from automotive services, hardware and construction, healthcare advertising, and electronics manufacturing. Mr. Cobb received a Bachelor of Science in Accounting from Mississippi State University, and a Master of Professional Accountancy from Georgia State University.

        Erik Sander joined our Board of Directors effective on May 26, 2005. Mr. Sander is currently the Managing Director of V2R, LLC, a position he has held since July 2005 and a director of ICU DataSystems, Inc., which developed iCuro™, a unique, cost effective solution that provides Intensive Care Units with the premier, user friendly, automated, bedside electronic patient information system. He also serves as the Director of Industry Programs at the University of Florida College of Engineering, a position he has held since 2000, and he is a member of the faculty and a frequent lecturer there as well as at the College of Business. Since 1997, he has provided consulting services in the areas of university/government/industry collaborations, technology transfer, and business start-up and growth for a wide variety of industrial, academic and federal government clients. Finally, Mr. Sander is currently a technical advisor and one of the co-founders of Diversified Mobility, Inc., a designer and marketer of mobilized powerlift platforms. His past positions include Associate Director for Industrial Collaboration and Technology Transfer at the University of Florida Engineering Research Center and Director of Business Development and Principal at Cenetec Ventures, LLC. Mr. Sander received a Bachelor of Science in Mechanical Engineering from the University of Florida and a Master of Science in Management of Technology from the University of Alabama in Huntsville.

        Ernest A. Childs, PhD. joined our Board of Directors at our annual shareholders meeting in August 2005. Mr. Childs is currently the Chief Executive Officer of ArcheaSolutions, Inc., a position he has held since 2000. ArcheaSolutions is a privately held environmental company that specializes in solutions for wastewater processing problems. Prior to joining ArcheaSolutions, Dr. Childs was the Chief Executive Officer of Benesys, Inc. and Equity Development, Inc. Benesys was a benefit consulting company for companies in the health care industry and Equity Development was a consulting company that specialized in assisting people injured in major work and traffic accidents. Dr. Childs received his Bachelor of Science from the University of Tennessee in 1968, his Masters of Science from the University of Tennessee in 1969, and his Doctorate from the University of Georgia in 1971.

Board Committees

  Audit Committee

        The Board of Directors has an Audit Committee comprised of Bradley A. Thompson, Bahram Yusefzadeh, and Erik Sander. Mr. Thompson and Mr. Yusefzadeh are considered audit committee financial experts as defined in Item 401(e)(2) of Regulation S-B. Mr. Yusefzadeh can be considered independent under NASDAQ Rule 4200(a)(15). Mr. Thompson cannot be considered independent under NASDAQ Rule 4200(a)(15).

        The Audit Committee held four meetings in 2005. The Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting process, including the system of internal controls.

  Compensation Committee

        The Board of Directors also has a Compensation Committee, which reviews and recommends the compensation arrangements for our management. The members of the Compensation Committee are Bradley A. Thompson, Bahram Yusefzadeh, and Erik Sander. The Compensation Committee met four times in 2005.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        During 2005, to our knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Richard A. Parlontieri	4	8	0
Bahram Yusefzadeh	1	1	0
Bradley A. Thompson	1	1	0
William Klenk	2	2	0
Global Capital Funding Group LP	1	2	0
GCA Strategic Investment Fund Ltd.	2	7	0

Code of Ethics

        We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public. Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are considering in 2006 developing a code which we expect would be approved by our Board of Directors.

Item 10. Executive Compensation

        The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2005, 2004, and 2003. In addition, the table shows compensation for our current executive officers. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Richard A. Parlontieri Chairman, President	2005 2004 2003	180,000 180,000 180,000	-0- -0- -0-	-0- 7,200 5,400	-0- -0- -0-	178,000 90,000 41,000	-0- -0- -0-	-0- -0- -0-
Larry C. Cobb CFO(1)	2005	-0-	-0-	128,476	-0-	-0-	-0-	-0-

(1)
Mr. Cobb was engaged in April 2005. Prior to his engagement with us, Mr. Cobb served as a consultant to us on certain financial matters.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year		Exercise or Base Price ($/Sh)	Expiration Date
Richard A. Parlontieri	3,000 150,000	1.1 55.6	% %	2.50 1.00	3/10/15 12/20/15
Larry C. Cobb	0	0		0	0

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable
Richard A. Parlontieri	N/A	N/A	N/A	N/A
Larry C. Cobb	N/A	N/A	N/A	N/A

Employment Agreements and Compensation of Officers and Directors

        Effective September 15, 2003, we entered into a three-year employment agreement with Richard A. Parlontieri, our President and Chief Executive Officer. This employment agreement was amended on December 19, 2003. Under the terms of the agreement, Mr. Parlontieri receives a salary of $180,000 per year, plus an automobile and expense allowance, and is eligible for an annual bonus as set forth in the agreement. In January 2006, the Compensation Committee approved a salary increase to $190,000 pursuant to the salary adjustment term of the employment agreement. The agreement may be terminated by us for cause, in which case Mr. Parlontieri would not be entitled to severance compensation, or without cause, in which case Mr. Parlontieri would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination. If Mr. Parlontieri's employment terminates due to a change of control of our company, Mr. Parlontieri is entitled to receive his base salary multiplied by three.

        On February 22, 2005, the Compensation Committee of our Board of Directors issued to Mr. Parlontieri warrants to acquire 25,000 shares of our common stock at $2.50 per share, the fair market value of our common stock based on the closing bid price on the date of grant.

        In March 2005, Mr. Parlontieri was granted options to purchase up to 3,000 shares of our common stock at an exercise price of $2.50 per share for a period of ten years. In December 2005, Mr. Parlontieri was granted options to purchase up to 150,000 shares of our common stock, at $1.00 per shares for a period of ten years.

        On February 22, 2005, and again on April 11, 2005, we issued 25,000 shares of our common stock to Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri, for services rendered.

        Our Directors are entitled to reimbursement for their travel expenses. In addition, in March 2005 we issued both to Mr. Thompson and Mr. Yusefzadeh options to acquire 7,500 shares of our common stock at an exercise price of $2.50 per share, exercisable for a period of ten years. On June 29, 2005 and August 26, 2005, we issued options to acquire 2,500 shares of our common stock under our 2001 Stock Option Plan to Erik Sander and Ernest A. Childs, respectively. The options vested immediately and are exercisable at $2.00 per share for a period of ten years. In December 2005, we issued options to acquire 5,000 shares of our common stock under our 2005 Plan to each of our directors, Erik Sander, Ernest A. Childs, Bahram Yusefzadeh, and Brad Thompson. The options vested one-third immediately and one-third on each of the anniversaries of the date of the grant and are exercisable at $1.00 per share for a period of ten years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table shows how much of our common stock is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 8, 2006. Unless otherwise indicated, the mailing address for each beneficial owner is care of Speedemissions, Inc., 1134 Senoia Road, Suite B2, Tyrone, GA 30290.

Common Stock

Name	Number of Shares Owned		Right To Acquire(1)		Percentage of Beneficial Ownership(2)
GCA Strategic Investment Fund Ltd. (3) c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	1,457,062		4,963,321	(4)	81.9%
Global Capital Funding Group, LP 106 Colony Park Drive, Suite 900 Cumming, GA 30040	62,299		3,574,167	(5)	56.4%
Richard A. Parlontieri (6)	156,242	(7)	299,000	(8)	14.3%
Bahram Yusefzadeh (6) 2180 West State Road Suite 6184 Longwood, FL 32779	19,626	(9)	22,667	(10)	1.45%
Bradley A. Thompson (6)(11) Colony Park Drive, Suite 900 Cumming, GA 30040	850		10,167	(12)	<1.0%
Erik Sander (6)	-0-		4,167	(13)	<1.0%
Larry C. Cobb	-0-		-0-		-0-
Ernest A. Childs, PhD (6)	-0-		4,167	(13)	<1.0%

All directors and executive officers as a group (6 persons)	167,192		340,168		15.78%

(1)
Includes shares that may be acquired within 60 days of the date of this report by exercising vested stock options and warrants but does not include any unvested stock options or warrants.

(2)
For each individual or entity, this percentage is determined by assuming the named person or entity exercises all options and warrants either has the right to acquire within 60 days, but that no other persons or entities exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons or entities exercise any options or warrants. The calculations are based on 2,873,598 shares of common stock outstanding as of March 8, 2006.

(3)
Global Capital Advisors, LLC ("Global"), the investment advisor to GCA Strategic Investment Fund Limited ("GCA"), has sole investment and voting control over shares held by GCA. Mr. Lewis Lester is the sole voting member of Global.

(4)
Includes 3,103,333 shares of common stock which may be acquired upon conversion of 3,724 shares of Series A Convertible Preferred Stock. Also includes 1,860,000 shares of common stock which may be acquired upon the exercise of warrants at $1.20 per share.

(5)
Includes 1,174,167 shares of common stock which may be acquired upon conversion of 1,409 shares of Series A Convertible Preferred Stock. Also includes 2,400,000 shares of common stock which may be acquired upon the exercise of warrants at $1.20 per share.

(6)
Indicates a Director of the Company.

(7)
Includes 103,742 shares of common stock owned of record by Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri.

(8)
Includes 150,000 shares of common stock which may be acquired upon the exercise of options at $1.00 per share; 4,000 shares of common stock which may be acquired upon the exercise of options at $2.50 per share; and 30,000 shares of common stock which may be acquired upon the exercise of options at $2.50 per share, which are part of a grant of 40,000 options, with 10,000 options vesting on October 1, 2006. Includes 45,000 shares which may be acquired upon the exercise of warrants at $7.50 per share; 45,000 shares which may be acquired upon the exercise of warrants at $10.50 per share; and 25,000 shares which may be acquired upon the exercise of warrants at $2.50 per share.

(9)
Includes 9,526 shares of common stock owned of record by Yusefzadeh Family Limited Partnership.

(10)
Includes 1,667 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 5,000 options, with 1,667 options vesting on December 21, 2006 and 1,666 options vesting on December 21, 2007. Includes 8,500 shares of common stock which may be acquired upon the exercise of options at $2.50 per share. Includes 2,500 shares which may be acquired upon the exercise of warrants at $1.00 per share and 10,000 shares which may be acquired upon the exercise of warrants at $2.50 per share.

(11)
Mr. Thompson is a director of GCA Strategic Investment Fund Limited, and disclaims beneficial ownership of the shares held by them.

(12)
Includes 1,667 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 5,000 options, with 1,667 options vesting on December 21, 2006 and 1,666 options vesting on December 21, 2007. Includes 8,500 shares of common stock which may be acquired upon the exercise of options at $2.50 per share.

(13)
Includes 1,667 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 5,000 options, with 1,667 options vesting on December 21, 2006 and 1,666 options vesting on December 21, 2007. Includes 2,500 shares of common stock which may be acquired upon the exercise of options at $2.00 per share.

Preferred Stock

Title of Class	Name	Number of Shares Owned	Percentage of Ownership of Class
Series A Convertible Preferred Stock	GCA Strategic Investment Fund Ltd c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	3,724	72.5%
Series A Convertible Preferred Stock	Global Capital Funding Group, LP 106 Colony Park Drive, Suite 900 Cumming, GA 30040	1,409	27.5%
Series B Convertible Preferred Stock	Barron Partners LP (1) c/o Barron Capital Advisors, LLC Managing Partner Attn: Andrew Barron Worden 730 Fifth Avenue, 9th Floor New York, NY 10019	2,481,481	100%

(1)
Barron converted 18,519 shares of Series B Convertible Preferred Stock into 140,000 shares of common stock on February 23, 2006. Barron may acquire 18,760,000 shares of common stock upon conversion of 2,481,481 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In addition, Barron may acquire 12,587,431 shares of common stock upon the exercise of warrants at $1.20 per share. However, Barron is restricted from exercising any portion of the common stock warrants which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless Barron revokes this restriction upon 61 days prior notice from Barron to Speedemissions. If Barron revokes this restriction, it could control approximately 82% of outstanding shares of common stock based on the number of outstanding shares as of March 8, 2006.

Item 12. Certain Relationships and Related Transactions

        We entered into a Settlement Agreement with holders of the Series A Convertible Preferred Stock and holders of the Series B Convertible Preferred Stock. We delivered a total of 2,633 shares of Series A Convertible Preferred Stock to GCA and GFCF and warrants to purchase 8,000,000 shares of common stock. See a more detailed description in the Recent Corporate Developments section.

        In 2001, our subsidiary issued two promissory notes to GCA, one in the amount of $300,000, and the other in the amount of $225,000. Both notes bear interest quarterly at the rate of 10%. The $300,000 note was due in October 2004, after its due date was extended by GCA in writing, while the $225,000 note was due in October 2003. On October 9, 2003, we assumed the notes from our subsidiary. In January 2004, we agreed to convert the $225,000 note, plus accrued interest, into 110,000 shares of common stock. As part of the Settlement Agreement, more fully discussed under Item 1—Description of Business—Recent Developments, on October 14, 2005, we converted the $300,000 Note, plus accrued interest, into 126 shares of our Series A Convertible Preferred Stock.

        On June 13, 2003, our subsidiary entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of the date hereof we have made payments of $86,666 leaving an unpaid balance of principal and interest of approximately $54,157 as of December 31, 2005.

        In connection with the June 16, 2003 acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of V2R and us, with a new agreement. The new agreement continued for 30 months at a consulting fee of $8,334 per month. The new agreement granted V2R warrants to purchase 10,000 shares of our common stock at $2.50 per share. The warrants vest in two increments of 5,000 on January 1, 2005 and 2006, respectively. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the twelve months ended December 31, 2005, we paid a total of approximately $32,500, under the consulting agreement. Effective June 30, 2005, the agreement was amended to terminate the monthly retainer fees and extend the expiration of the agreement to July 1, 2007, by mutual consent of V2R and us. The current balance of unpaid retainer fees to V2R was $88,691 as of December 31, 2005.

        Effective September 5, 2003, we entered into a separate indemnification agreement with each of our then-current directors. Under the terms of the indemnification agreements, we agreed to indemnify each director to the fullest extent permitted by law if the director was or is a party or threatened to be made a party to any action or lawsuit by reason of the fact that he is or was a director. The indemnification shall cover all expenses, penalties, fines and amounts paid in settlement, including attorneys' fees. A director will not be indemnified for intentional misconduct for the primary purpose of his own personal benefit. On July 8, 2005, and August 23, 2005, respectively, we entered into identical agreements with our newly appointed directors, Mr. Sander and Mr. Childs.

        On January 21, 2004, we completed a private placement of 2,500 shares of our Series A Convertible Preferred Stock and 2,500,000 common stock purchase warrants to GCA, in exchange for gross proceeds to us of $2,500,000. We received net proceeds of $2,234,000 after payment of advisory fees to Global Capital Advisors, LLC. The Series A Convertible Preferred Stock originally paid a dividend of 7% per annum, but as part of the Settlement Agreement on October 14, 2005, we converted the accrued dividends into 303 shares of our Series A Convertible Preferred Stock and eliminated the dividend going forward. Each share of Series A Convertible Preferred Stock is convertible into 833.33 shares of our common stock. The warrants are exercisable for a period of 5 years at an original exercise price of $1.25 per share of common stock to be acquired upon exercise, which has been adjusted to $1.20 per share of common stock as part of the Settlement Agreement.

        On December 30, 2004, we executed a secured promissory note in favor of State Inspections of Texas, Inc. in the principal amount of $1,285,000 in exchange for the purchase of certain assets related to six operating emissions testing centers in Houston, Texas. Payment terms of the note were interest only (12.5% annually) payable monthly from February 2005 through January 2006, monthly principal and interest payments of $43,000 from February 2006 through June 2008 and a final payment of approximately $291,000 in July 2008. State Inspections of Texas, Inc. is owned by Global Capital Funding Group, LP. As part of the Settlement Agreement, we entered into the GCFC Exchange Agreement and converted the outstanding balance plus accrued interest into 1,409 shares of our Series A Convertible Preferred Stock.

        On December 30, 2004, we executed a secured promissory note in favor of State Inspections of Texas, Inc. in the principal amount of $110,000 in exchange for the purchase of certain assets. Payment terms of the note were interest only (12.5% annually) payable monthly from February 2005 through June 2008 and a final payment of $110,000 in July 2008. Effective on October 14, 2005, in connection with the settlement discussed below, we converted the outstanding balance plus accrued interest into 126 shares of our Series A Convertible Preferred Stock.

        On January 26, 2005, we executed a promissory note in favor of GCA in the principal amount of $350,000, and on that date we received funds in the same amount. The entire principal amount was due, plus interest at the rate of 8% per year, on April 26, 2005. As part of the Settlement Agreement on October 14, 2005, we converted the outstanding balance plus accrued interest into 369 shares of our Series A Convertible Preferred Stock and amended the warrant held by GCA to purchase 10,000 shares of our common stock, originally exercisable for a period of five years at $3.57 per share, adjusted to $1.20 per share. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA, warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share.

Loans from Officers and Directors

Calabria Loans—2003 and 2004

        Between October 24, 2003 and January 30, 2004, Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri loaned us a total of $315,000 pursuant to the terms of seven identical unsecured promissory notes. The notes were each due and payable as set forth below and carry interest at five percent annually:

Date	Principal Amount	Due Date
October 24, 2003	$40,000	April 21, 2004
October 30, 2003	$50,000	April 27, 2004
November 7, 2003	$100,000	May 5, 2004
December 26, 2003	$75,000	June 24, 2004
January 2, 2004	$25,000	June 30, 2004
January 4, 2004	$10,000	July 2, 2004
January 30, 2004	$15,000	July 28, 2004

        On June 16, 2004, we converted all of the notes, plus accrued interest, into 92,500 shares of our common stock.

Calabria Loans—2004

        From September to December 2004, Calabria Advisors, LLC loaned us a total of $25,600 pursuant to the terms of three unsecured promissory notes, identical to the notes listed above. The notes were due and payable as follows:

Date	Principal Amount	Due Date
September 29, 2004	$5,900	March 29, 2005
October 28, 2004	$9,900	April 28, 2005
December 17, 2004	$9,800	June 17, 2005

        On June 25, 2005, we converted all of the notes, plus accrued interest, into 11,242 shares of our common stock.

Item 13. Exhibits

3.1	Articles of Incorporation of Speedemissions, Inc., as amended
3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended
4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended
10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)
10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)
10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre- Effective Registration Statement on Form SB-2, File No. 333-109416)
10.5
First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company's Form 10-KSB for the period ended December 31, 2003)
10.6
Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the period ended June 30, 2004)
10.7
Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)
10.8
Asset Purchase Agreement between Speedemissions, Inc. and SIT's EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.9
Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)
10.10
$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)
10.11
Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
10.12
Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)
10.13
Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
10.14
$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
10.15
Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)
10.16
Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)
10.17
Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)
10.18
Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.19
Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)
10.20
First Restated Common Stock Purchase Warrant "A" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.21
Common Stock Purchase Warrant "B" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.22
First Restated Common Stock Purchase Warrant "A" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.23
Common Stock Purchase Warrant "B" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.24
Common Stock Purchase Warrant "C" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.25
Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)
10.26
Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.27
Amendment No. 1 to First Restated Common Stock Purchase Warrant "A" between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.28
Amendment No. 1 to First Restated Common Stock Purchase Warrant "B" between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.29
Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.30
Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.31
Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.32
Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.33
Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.34
Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.35
Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.36
Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.37
Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.38	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)
16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
21	Subsidiaries of Speedemissions, Inc. (incorporated by reference to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2003)
23	Consent of Tauber & Balser, P.C.
24	Power of Attorney (contained on signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

Item 14. Principal Accountant Fees and Services

Audit Fees

        During the fiscal years ended December 31, 2005 and 2004, Bennett Thrasher PC billed us $17,065 and $193,342, respectively, and Tauber & Balser, P.C. billed us $166,773 and $0, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and Form 10-QSB.

Audit-Related Fees

        During the fiscal years ended December 31, 2005 and 2004, Bennett Thrasher PC billed us $0 and $2,402, respectively, and Tauber & Balser, P.C. billed us $93,894 and $0, respectively, in fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

        During the fiscal years ended December 31, 2005 and 2004, Bennett Thrasher PC billed us $0 and $2,500, respectively, and Tauber & Balser, P.C. billed us $11,259 and $0, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

        During the fiscal years ended December 31, 2005 and 2004, Bennett Thrasher PC and Tauber & Balser, P.C. did not bill us for any other fees.

        Of the fees described above for the fiscal year ended December 31, 2005, 100% were either approved in advance by the Audit Committee if it was in existence at the time of approval, or subsequently ratified by the Audit Committee.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.
Dated: March 30, 2006	By:	/s/ RICHARD A. PARLONTIERI Richard A. Parlontieri, President and Chief Executive Officer
Dated: March 30, 2006	By:	/s/ LARRY C. COBB Larry C. Cobb, Chief Financial Officer and Chief Accounting Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Parlontieri, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD A. PARLONTIERI Richard A. Parlontieri, Director, President, and Chief Executive Officer	Dated: March 30, 2006
By:	/s/ BAHRAM YUSEFZADEH Bahram Yusefzadeh, Director	Dated: March 30, 2006
By:	/s/ BRADLEY A. THOMPSON Bradley A. Thompson, Director	Dated: March 30, 2006
By:	/s/ ERIK SANDER Erik Sander, Director	Dated: March 30, 2006
By:	/s/ ERNEST A. CHILDS Ernest A. Childs, Director	Dated: March 30, 2006
By:	/s/ LARRY C. COBB Larry C. Cobb, Chief Financial Officer and Chief Accounting Officer	Dated: March 30, 2006

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended
3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)
4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended
4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended
10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)
10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)
10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre- Effective Registration Statement on Form SB-2, File No. 333-109416)
10.5
First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company's Form 10-KSB for the period ended December 31, 2003)
10.6
Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the period ended June 30, 2004)
10.7
Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)
10.8
Asset Purchase Agreement between Speedemissions, Inc. and SIT's EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)
10.9
Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)
10.10
$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)
10.11
Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
10.12
Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)
10.13
Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.14
$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
10.15
Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)
10.16
Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)
10.17
Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)
10.18
Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.19
Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)
10.20
First Restated Common Stock Purchase Warrant "A" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.21
Common Stock Purchase Warrant "B" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.22
First Restated Common Stock Purchase Warrant "A" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.23
Common Stock Purchase Warrant "B" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.24
Common Stock Purchase Warrant "C" dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)
10.25
Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)
10.26
Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.27
Amendment No. 1 to First Restated Common Stock Purchase Warrant "A" between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.28
Amendment No. 1 to First Restated Common Stock Purchase Warrant "B" between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.29
Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.30
Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.31
Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.32
Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.33
Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.34
Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.35
Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.36
Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.37
Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)
10.38	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)
16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)
21	Subsidiaries of Speedemissions, Inc. (incorporated by reference to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2003)
23	Consent of Tauber & Balser, P.C.
24	Power of Attorney (contained on signature pages herewith)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications

QuickLinks

Speedemissions, Inc. TABLE OF CONTENTS
Report of Independent Registered Public Accounting Firm
Speedemissions, Inc. and Subsidiaries Consolidated Balance Sheet as of December 31,
Speedemissions, Inc. and Subsidiaries Consolidated Statements of Operations for the years ended December 31,
Speedemissions, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficiency) For the Years Ended December 31, 2005 and 2004
Speedemissions, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2005 and 2004
SIGNATURES
EXHIBIT INDEX