Form 10-Q/A
period 2005-06-30
SPEEDEMISSIONS INC
filed 2006-05-08
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to .

Commission file number:  000-49688

Speedemissions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	33-0961488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1015 Tyrone Road
Suite 220
Tyrone, GA	30290
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (770) 306-7667

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

(check one):

Yes     ☐     No     ☒

Speedemissions, Inc.

TABLE OF CONTENTS

Explanatory Note

The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Speedemissions, Inc. for the quarterly period ended June 30, 2005 is to restate our consolidated financial statements for the quarterly periods ended June 30, 2005 and June 30, 2004 and the Condensed Consolidated Balance Sheets as of June 30, 2005 and related disclosures, as described in the Notes to Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2006.

Except for the foregoing amended information required to reflect the effects of the restatement, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. The Form 10-QSB/A generally does not reflect events occurring after the filing of the Form 10-QSB, or modify or update those disclosures, including the exhibits to the Form 10-QSB affected by subsequent events. Information not affected by the restatement is unchanged and should be read in conjunction with our filings made with Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

•                  Part I – Item 1 – Financial Statements

•                  Part I – Item 2 – Management’s Discussion and Analysis

In March 2006, the Company determined that an error was made in connection with the recording of an equity transaction relating to a beneficial conversion feature during the quarter ending June 30, 2005. During that quarter the Company, after discussing the accounting treatment with its independent accountants, recorded a charge to accumulated deficit of $4,577,632 associated with the 2,500,000 shares of Series B convertible preferred stock issued. This error was the result of not considering a provision in the stock purchase agreement which limited the shareholder from having beneficial ownership of more than 4.9% of the Company’s outstanding and issued shares. The correction of the error decreases the net loss attributable to common shareholders for the three month period ended June 30, 2005 from $5,086,929 to $509,297 and decreases the net loss per share from $0.20 to a net loss of $0.02 per share for the same period. The correction of the error decreases the net loss attributable to common shareholders for the six month period ended June 30, 2005 from $5,492,769 to $915,137 and decreases the net loss per share from $0.22 to $0.04 per share for the same period. The correction of this error is non-cash in nature and will not impact the Company’s cash flow from operations or financial condition for the affected periods.

PART I

ITEM 1	Financial Statements
ITEM 2	Management’s Discussion and Analysis
ITEM 3	Controls and Procedures

PART II

ITEM 1	Legal Proceedings
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3	Defaults Upon Senior Securities
ITEM 4	Submission of Matters to a Vote of Security Holders
ITEM 5	Other Information
ITEM 6	Exhibits and Reports on Form 8-K

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

ITEM 1           Financial Statements

Speedemissions, Inc.

(Accounting and Reporting Successor to SKTF Enterprises, Inc. - see Note 1)

Condensed Consolidated Balance Sheet

June 30, 2005

(Unaudited)

Assets

Current assets:
Cash	$87,777
Due from issuance convertible preferred stock	0
Other current assets	160,718
Deferred tax asset	23,960
Total current assets	272,455

Property and equipment, at cost less accumulated depreciation and amortization	1,272,737

Goodwill	5,818,543

Investment in Subsidiary	0

Other assets	65,109
Total assets	$7,428,844

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$687,688
Debt payable to related parties	1,091,872
Accrued interest on debt payable to related parties	218,506
Current portion of capitalized lease obligation	35,854
Total current liabilities	2,033,920

Long-term liabilities:

Debt payable to related parties less current portion	1,152,462
Capitalized lease obligation less current portion	10,458
Deferred tax Liability	49,512
Total long-term liabilities	1,212,432

Total liabilities	3,246,352

Commitments and contingencies

Stockholders’ equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Common stock, $.001 par value, 100,000,000 shares authorized, 25,737,522 shares issued and outstanding	25,738
(Common Stock MS)	0
Additional paid-in capital	14,663,852
Deferred compensation	(53,544)
Series B convertible and cumulative preferred stock, subscription receivable	(2,746,400)
Accumulated deficit	(7,709,657)
Total stockholders’ equity	4,182,492
Total liabilities and stockholders’ equity	$7,428,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Revenue	$1,255,586	$748,608	$2,533,876	$1,367,005

Costs and expenses:
Cost of emissions certificates	391,677	230,343	820,720	415,751
General and administrative expenses	1,263,803	1,335,090	2,410,687	2,987,647

Loss from operations	(399,894)	(816,825)	(697,531)	(2,036,393)
Interest expense	65,293	16,908	129,386	35,839

Net loss	$(465,187)	$(833,733)	$(826,917)	$(2,072,232)

Basic and diluted net loss per share
Net loss	$(465,187)	$(833,733)	$(826,917)	$(2,072,232)
Less: preferred stock dividends (undeclared)	44,110	44,110	88,220	77,672

Net loss attributable to common shareholders	$(509,297)	$(877,843)	$(915,137)	$(2,149,904)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.11)

Weighted average shares outstanding, basic and diluted	25,095,166	20,786,921	24,970,461	19,919,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004

Operating activities:
Net (loss)	$(826,917)	$(2,072,232)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	169,231	113,690
Loss on sale of assets	14,046
Stock expense incurred in payment of promissory notes	—	489,812
Stock expense incurred in business acquisition	—	559,514
Stock option expenses	(19,949)	31,070
Stock issued for services	293,156	226,762
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(5,058)	42,686
Other assets	13,695	(36,759)
Accrued interest on long-term debt payable to related parties	105,968	28,927
Accounts payable and accrued liabilities	(161,978)	269,633

Net cash used by operating activities	(417,806)	(346,897)

Cash flows from investing activities:
Acquisition of businesses	(3,100,000)	(2,376,015)
Proceeds from asset sales	34,000
Net purchases of property and equipment	—	(147,303)
Cash acquired in acquisition	2,743	—

Net cash used by investing activities	(3,063,257)	(2,523,318)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	3,160,000	2,234,000
Proceeds from issuance of common stock and warrants	—	712,500
Proceeds from promissory note payable to related party	350,000	50,000
Payments on promissory notes	(20,000)	(41,666)
Proceeds from convertible debenture	90,000
Payments on capitalized leases	(27,591)	(21,729)

Net cash provided by financing activities	3,552,409	2,933,105

Net increase in cash	71,346	62,890

Cash at beginning of period, December 31	16,431	9,231

Cash at end of period, March 31	$87,777	$72,121

Supplemental Information:

Cash paid during the period for interest	$7,989	$6,876

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of Mr. Sticker, Inc.	$43,000	$—

Equity securities issued in connection with the acquisition of Twenty Dollar Emission, Inc.	$—	$573,790

Equity securities issued in payment of notes payable	$57,418	$539,000

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

Fair Value of Financial Instruments

The carrying amounts of cash, approximate fair value because of the short-term nature of these accounts. Management does not believe it is practicable to estimate the fair value of its liability of its financial instruments because of the Company’s financial position.

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

	Six months ended June 30
	2005	2004

Net loss, attributable to common shareholders	$(915,137)	$(2,149,904)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	78,151	362,447
Pro forma net loss	$(993,288)	$(2,512,351)

Loss per share:
Basic and diluted, as reported	$(0.04)	$(0.11)
Basic and diluted, pro forma	$(0.04)	$(0.13)

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

(b)  On June 13, 2003, the Company entered into a consulting agreement with V2R, Inc., which is controlled by Bahram Yusefzadeh, who subsequent to June 13, 2003 became one of our directors. Under the terms of the agreement, our subsidiary agreed to pay to V2R, upon the successful closing of a merger or acquisition of our subsidiary with a publicly traded corporation, the sum of $225,000. Of this amount, $125,000 was to be paid in accordance with the terms of a promissory note. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000; however, as of June 30, 2005 we had only made two payments totaling $61,666, leaving an unpaid balance of principal and interest of approximately $75,800 as of June 30, 2005. On July 14, 2005, we made an additional payment of

$25,000, leaving an unpaid balance of principal and interest of approximately $51,747 as of that date.

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

Note 5: Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At June 30, 2005
(unaudited)

Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	$3

Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500

Common stock, $.001 par value, 100,000,000 shares authorized, 25,737,522 shares issued and outstanding	25,738

Additional paid in capital	14,663,852

Deferred compensation	(53,544)

Series B convertible and cumulative preferred stock, subscriptions receivable	(2,746,400)

Accumulated deficit	(7,709,657)

Total stockholders’ equity	$4,182,492

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

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and December 31, 2004 are as follows:

	3 Months Ended June 30, 2005	3 Months Ended June 30, 2004	Percentage Change	3 Months Ended December 31, 2004

Revenue	$1,255,586	$748,608	68%	$746,515
Cost of Emission Certificates	391,677	230,343	70%	225,075
General & Administrative Expenses	1,263,803	1,335,090	(5)%	946,765

Loss from Operations	$(399,894)	$(816,825)	(51)%	$(425,325)

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

General and administrative expenses associated with the six Texas stations purchased in December 2004	$307,000
Discount from market price on 1,100,000 common shares issued in debt conversion — expensed three months ended June 30, 2004	(231,000)
Decrease in consulting fees from 2004 to 2005	(129,000)
Decrease in legal and accounting fees from 2004 to 2005	(59,000)
$(112,000)

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and December 31, 2004 are as follows:

	6 Months Ended June 30, 2005	6 Months Ended June 30, 2004	Percentage Change	6 Months Ended December 31, 2004

Revenue	$2,533,876	$1,367,005	85%	$1,504,523
Cost of Emission Certificates	820,720	415,751	97%	458,756
General & Administrative Expenses	2,410,687	2,987,647	(19)%	1,917,620

Loss from Operations	$(697,531)	$(2,036,393)	(66)%	$(871,853)

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

General & administrative expenses associated with the six Texas stations purchased in December 2004	$577,000
Excess of purchase price over fair market value of assets purchased during the six months ended June 30, 2004	(560,000)
Discount from market price on 2,024,996 common shares issued in debt conversion — expensed six months ended June 30, 2004	(462,000)
Decrease in legal and accounting fees from 2004 to 2005	(144,000)
$(589,000)

Interest Expense and Net Loss

Our interest expense and net loss for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004	% Change

Interest Expense	$65,293	$16,908	286%

Net Loss	(465,187)	(833,733)	(44)%
Preferred stock dividends on Series A convertible preferred stock (undeclared)	44,110	44,110	0%

Net loss attributable to common shareholders	(509,297)	(877,843)	(42)%
Basic and Diluted Loss per Share	$(0.02)	$(0.04)	(50)%

Our interest expense during the three months ended June 30, 2005 was $ 65,293, a $48,385, or 286% increase compared to $16,908 for the three months ended June 30, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,861,000 from June 30, 2004 to June 30, 2005. Total debt, as of June 30, 2005 was approximately $2,244,000.

During the three months ended June 30, 2005, we had a net loss, before preferred stock dividends on Series A convertible preferred stock, of $465,187. During the three months ended June 30, 2004, we reported a net loss of $833,733. The $368,546 decrease in net loss for the three months ended June 30, 2005 was primarily due to approximately $112,000 in net general and administrative cost decreases, as detailed above, less approximately $48,000 in increased interest expense, favorably offset by an increase of approximately $346,000 in revenue, less cost of emission certificates, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Our basic and diluted loss per share for the three months ended June 30, 2005 decreased from $(0.04) to $(0.02).

Interest Expense and Net Loss

Our interest expense and net loss for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is as follows:

	Six months ended June 30, 2005	Six months ended June 30, 2004	% Change

Interest Expense	$129,386	$35,839	261%

Net Loss	(826,917)	(2,072,232)	(60)%
Preferred stock dividends on Series A convertible preferred stock (undeclared)	88,220	77,672	14%
Net loss attributable to common shareholders	(915,137)	(2,149,904)	(57)%

Basic and Diluted Loss per Share	$(0.04)	$(0.11)	(64)%

Our interest expense during the six months ended June 30, 2005 was $129,386, a $93,547, or 261% increase compared to $35,839 for the three months ended June 30, 2004. The increase was due to interest costs associated with an increase of debt of approximately $1,861,000 from June 30, 2004 to June 30, 2005. Total debt, as of June 30, 2005 was approximately $2,244,000.

During the six months ended June 30, 2005, we had a net loss before preferred stock dividends on Series A convertible preferred stock,  of $826,917. During the six months ended June 30, 2004, we reported a net loss of $2,072,232. The $1,245,315 decrease in net loss for the six months ended June 30, 2005 was primarily due to approximately $589,000 in net general and administrative cost decreases, as detailed above, less approximately $94,000 in increased interest expense, plus an increase of approximately $762,000 in revenue, less cost of emission certificates, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Our basic and diluted loss per share for the six months ended June 30, 2005 decreased from $(0.11) to $(0.04).

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2005 as compared to December 31, 2004 were:

	June 30, 2005	December 31, 2004	Change

Cash	$87,777	$16,431	$71,346
Total current assets	272,455	88,355	184,100
Total assets	7,428,844	4,344,038	3,084,806
Total current liabilities	2,033,920	1,504,933	528,987
Total liabilities	3,246,352	2,837,235	409,117

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

	Revenues	Net Loss	Percentage of Revenues

Six months ended June 30, 2005	$2,533,876	$(826,917)	33%
Six months ended June 30, 2004	1,367,005	(2,072,232)	152%

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

ITEM 6                   Exhibits

(a)           Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

2.2 (5)	Asset Purchase Agreement dated January 21, 2004

2.3 (6)	Asset Purchase Agreement dated January 30, 2004

2.4 (7)	Asset Purchase Agreement dated December 2, 2004

2.5 (8)	Asset Purchase Agreement dated December 30, 2004

3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (2)	Bylaws of SKTF Enterprises, Inc.

4.1 (4)	Certificate of Designation of Series A Convertible Preferred Stock

4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock

10.1 (9)	Common Stock Purchase Warrant “A” issued to Barron Partners dated June 30, 2005

10.2 (9)	Common Stock Purchase Warrant “B” issued to Barron Partners dated June 30, 2005

10.3 (9)	Common Stock Purchase Warrant issued to Prospect Financial Advisors, LLC dated June 30, 2005

10.4 (9)	Stock Purchase Agreement dated June 30, 2005 for the acquisition of Mr. Sticker, Inc.

10.5 (9)	Preferred Stock Purchase Agreement with Barron Partners LP dated June 30, 2005

10.6 (9)	Registration Rights Agreement dated June 30, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(3)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003.

(4)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

(6)	Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004.

(8)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005.

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

Dated: May 8, 2005	Speedemissions, Inc.

/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President

/s/ Michael Shanahan
	By:	Michael Shanahan, Chief Financial Officer