Form 10-Q/A
period 2005-09-30
SPEEDEMISSIONS INC
filed 2006-05-08
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number:  000-49688

Speedemissions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	33-0961488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1015 Tyrone Road
Suite 220	30290
Tyrone, GA	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number  (770) 306-7667

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

(check one):

Yes   ☐    No   ☒

Speedemissions, Inc.

TABLE OF CONTENTS

Explanatory Note

The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Speedemissions, Inc. for the quarterly period ended September 30, 2005 is to restate our consolidated financial statements for the quarterly periods ended September 30, 2005 and September 30, 2004 and the Condensed Consolidated Balance Sheets as of September 30, 2005 and related disclosures, as described in the Notes to Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2006.

Except for the foregoing amended information required to reflect the effects of the restatement, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. The Form 10-QSB/A generally does not reflect events occurring after the filing of the Form 10-QSB, or modify or update those disclosures, including the exhibits to the Form 10-QSB affected by subsequent events. Information not affected by the restatement is unchanged and should be read in conjunction with our filings made with Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

•                                          Part I – Item 1 – Financial Statements

•                                          Part I – Item 2 – Management’s Discussion and Analysis

In March 2006, the Company determined that an error was made in connection with the recording of an equity transaction relating to a beneficial conversion feature during the quarter ending June 30, 2005. During that quarter the Company, after discussing the accounting treatment with its independent accountants, recorded a charge to accumulated deficit of $4,577,632 associated with the 2,500,000 shares of Series B convertible preferred stock issued. This error was the result of not considering a provision in the stock purchase agreement which limited the shareholder from having beneficial ownership of more than 4.9% of the Company’s outstanding and issued shares. The correction of the error decreases the net loss attributable to common shareholders for the three month period ended June 30, 2005 from $5,086,929 to $509,297 and decreases the net loss per share from $0.20 to a net loss of $0.02 per share for the same period. The correction of the error decreases the net loss attributable to common shareholders for the nine month period ended September 30, 2005 from $6,139,182 to $1,561,550 and decreases the net loss per share from $0.24 to $0.06 per share for the same period. The correction of this error is non-cash in nature and will not impact the Company’s cash flow from operations or financial condition for the affected periods.

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

ITEM 1                   Financial Statements

SPEEDEMISSIONS, INC.

(Accounting and Reporting Successor to SKTF Enterprises, Inc. – see Note 1)

Condensed Consolidated Balance Sheet

September 30, 2005

(Unaudited)

Assets

Current assets:
Cash	$299,118
Other current assets	303,242
Total current assets	602,360
Property and equipment, at cost less accumulated depreciation and amortization	1,452,941
Goodwill	8,182,177
Other assets	65,109
Total assets	$10,302,587
Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$1,162,152
Debt payable to related parties	1,064,050
Accrued interest on debt payable to related parties	274,691
Current portion of capitalized lease obligation	27,308
Total current liabilities	2,528,201

Long-term liabilities:

Debt payable to related parties less current portion	1,055,284
Capitalized lease obligation less current portion	7,176
Total long-term liabilities	1,062,460
Total liabilities	3,590,661

Commitments and contingencies

Stockholders’ equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	3
Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Common stock, $.001 par value, 250,000,000 shares authorized, 26,585,808 shares issued and outstanding	26,586
Additional paid-in capital	15,027,661
Deferred compensation	(32,864)
Accumulated deficit	(8,311,960)
Total stockholders’ equity	6,711,926
Total liabilities and stockholders’ equity	$10,302,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPEEDEMISSIONS, INC.

(Accounting and Reporting Successor to SKTF Enterprises, Inc. – see Note 1)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Revenue	$2,084,061	$758,008	$4,617,932	$2,122,138

Costs and expenses:
Cost of emission certificates	615,745	233,681	1,436,546	649,432
General and administrative expenses	2,000,243	970,855	4,410,927	3,955,626
Loss from operations	(531,927)	(446,528)	(1,229,541)	(2,482,920)
Interest expense	70,291	13,793	199,679	49,633
Net loss	$(602,218)	$(460,321)	$(1,429,220)	$(2,532,553)
Less preferred dividends - undeclared	44,110	44,110	132,330	121,782
Net loss attributable to common shareholders	$(646,328)	$(504,431)	$(1,561,550)	$(2,654,335)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.13)
Weighted average shares outstanding, basic and diluted	26,355,296	23,282,096	25,437,145	21,048,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPEEDEMISSIONS, INC.

(Accounting and Reporting Successor to SKTF Enterprises, Inc. – see Note 1)

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

	Nine months ended September 30
	2005	2004

Net loss, attributable to common shareholders	$(1,561,550)	$(2,654,335)
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards	45,965	236,410
Pro forma net loss	$(1,607,515)	$(2,890,745)

Loss per share:
Basic and diluted, as reported	$(0.06)	$(0.13)
Basic and diluted, pro forma	$(0.06)	$(0.14)

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

Note 5: Stockholders’ Equity

Stockholders’ Equity was comprised of the following:

At September 30, 2005
(unaudited)

Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 2,500 shares issued and outstanding	$3

Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500

Common stock, $.001 par value, 250,000,000 shares authorized, 26,585,808 shares issued and outstanding	26,586

Additional paid in capital	15,027,661

Deferred compensation	(32,864)

Accumulated deficit	(8,311,960)

Total stockholders’ equity	$6,711,926

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

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and loss from operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30,	September	Percentage	June 30,
	2005	30, 2004	Change	2005

Revenue	$2,084,061	$758,008	175%	$1,255,586
Cost of Emission Certificates	615,745	233,681	163%	391,677
General & Administrative Expenses	2,000,243	970,855	106%	1,263,803

Loss from Operations	$(531,927)	$(446,528)	19%	$(399,894)

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

On a fully comparable station basis our revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30,	September	Percentage	June 30,
	2005	30, 2004	Change	2005

Existing stations	$743,155	$708,727	4.9%	$745,446
SIT acquisition	365,402		N/A	409,770
Mr. Sticker acquisition	656,318		N/A
Just Inc. acquisition (a)	219,713		N/A
Mobile units	92,966		N/A	68,914
Closed units	6,507	49,281	N/A	31,456

Total Revenue	$2,084,061	$758,008	175.0%	$1,255,586

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

On a fully comparable station basis our cost of emission certificates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30,	September	Percentage	June 30,
	2005	30, 2004	Change	2005

Existing stations	$241,286	$216,887	11.2%	$236,537
SIT acquisition	126,350		N/A	128,730
Mr. Sticker acquisition	206,979		N/A
Just Inc. acquisition (a)	18,779		N/A
Mobile units	21,670		N/A	22,504
Closed units	681	16,794	N/A	3,906

Total Cost of Emission Certificates	$615,745	$233,681	163.5%	$391,677

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
$1,030,000

On a fully comparable station basis our general and administrative expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended	3 Months Ended		3 Months Ended
	September 30,	September	Percentage	June 30,
	2005	30, 2004	Change	2005

Existing stations	$413,075	$439,026	(5.9)%	$388,951
Corporate	864,547	424,243	103.8%	478,892
SIT acquisition	261,377		N/A	241,433
Mr. Sticker acquisition	240,247		N/A
Just Inc. acquisition (a)	140,706		N/A
Mobile units	46,112		N/A	31,484
Closed units	34,179	107,586	N/A	123,043

Total General and Administrative Expenses	$2,000,243	$970,855	106.0%	$1,263,803

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

Our revenue, cost of emission certificates, general and administrative expenses and loss from operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 are as follows:

	9 Months Ended	9 Months Ended
	September 30,	September	Percentage
	2005	30, 2004	Change

Revenue	$4,617,932	$2,122,138	118%
Cost of Emission Certificates	1,436,546	649,432	121%
General & Administrative Expenses	4,410,927	3,955,626	12%

Loss from Operations	$(1,229,541)	$(2,482,920)	(50)%

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

General & administrative expenses associated with the six Texas stations purchased in December 2004	$800,000
Financing expenses associated with efforts to raise capital for future acquisitions	341,000
General and administrative expenses associated with the six Mr. Sticker stations purchased in June 2005	240,000
General and administrative expenses associated with the eight Just Inc. stations purchased in September 2005	141,000
Excess of purchase price over fair market value of assets purchased – expensed six months ended June 30, 2004	(560,000)
Discount from market price on 2,024,996 common shares issued in debt conversion – expensed six months ended June 30, 2004	(462,000)
$500,000

Interest Expense and Net Loss

Our interest expense and net loss for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the three months ended June 30, 2005 were as follows:

	3 Months Ended September 30, 2005	3 Months Ended September 30, 2004	% Change	3 Months Ended June 30, 2005

Interest Expense	$70,291	$13,793	409%	$65,293

Net Loss	(602,218)	(460,321)	31%	(465,187)
Preferred stock dividends on Series A convertible preferred stock (undeclared)	44,110	44,110	0%	44,110

Net loss attributable to common shareholders	(646,328)	(504,431)	28%	(509,297)
Basic and Diluted Loss per Share	$(0.02)	$(0.02)	0%	$(0.02)

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

Interest Expense and Net Loss

Our interest expense and net loss for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is as follows:

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	% Change

Interest Expense	$199,679	$49,633	302%

Net Loss	(1,429,220)	(2,532,553)	(44)%
Preferred stock dividends on Series A convertible preferred stock (undeclared)	132,330	121,782	9%

Net loss attributable to common shareholders	(1,561,550)	(2,654,335)	131%

Basic and Diluted Loss per Share	$(0.06)	$(0.13)	85%

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

Our basic and diluted loss per share for the nine months ended September 30, 2005 decreased from $(0.13) to $(0.06), when compared to the nine months ended September 30, 2004.

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

ITEM 6                                                        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

2.1 (1)	Acquisition Agreement dated June 13, 2003 with Speedemissions, Inc.

2.2 (5)	Asset Purchase Agreement dated January 21, 2004

2.3 (6)	Asset Purchase Agreement dated January 30, 2004

2.4 (7)	Asset Purchase Agreement dated December 2, 2004

2.5 (8)	Asset Purchase Agreement dated December 30, 2004

3.1 (2)	Articles of Incorporation of SKTF Enterprises, Inc.

3.2 (3)	Articles of Amendment to Articles of Incorporation of SKTF Enterprises, Inc.

3.3 (2)	Bylaws of SKTF Enterprises, Inc.

3.4 (13)	Articles of Amendment to Articles of Incorporation of Speedemissions, Inc.

4.1 (4)	Certificate of Designation of Series A Convertible Preferred Stock

4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock

4.3 (10)	First Amendment to Certificate of Designation for Series B Convertible Preferred Stock

10.1 (10)	Restated Common Stock Purchase Warrant “A” issued to Barron Partners dated June 30, 2005

10.2 (10)	Restated Common Stock Purchase Warrant “B” issued to Barron Partners dated June 30, 2005

10.3 (10)	Common Stock Purchase Warrant “C” issued to Barron Partners dated August 4, 2005

10.4 (10)	Amendment to Preferred Stock Purchase Agreement with Barron Partners LP dated August 4, 2005

10.5 (11)	Form of Common Stock Purchase Warrant, dated August 11, 2005

10.6 (12)	Stock Purchase Agreement dated September 7, 2005 for the acquisition of Just, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2003 and filed with the Commission on June 17, 2003.

(2)	Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 30, 2001.

(3)	Incorporated by reference from our Current Report on Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003.

(4)	Incorporated by reference from our Current Report on Form 8-K dated January 26, 2004 and filed with the Commission on January 29, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 3, 2004.

(6)	Incorporated by reference from our Current Report on Form 8-K dated February 4, 2004 and filed with the Commission on February 5, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004.

(8)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005.

(11)	Incorporated by reference from our Current report on Form 8-K dated August 12, 2005 and filed August 12, 2005.

(12)	Incorporated by reference from our Current Report on Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005.

(13)	Incorporated by reference from our Form 10-QSB for the quarter ended September 30, 2005.

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

Dated: May 8, 2006	Speedemissions, Inc.

/s/ Richard A. Parlontieri
By: Richard A. Parlontieri, President

/s/ Michael Shanahan
By: Michael Shanahan, Chief Financial Officer