Form 10QSB
period 2006-03-31
SPEEDEMISSIONS INC
filed 2006-05-15
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to                         .

Commission file number: 000-49688

Speedemissions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	33-0961488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Tyrone Road Suite 220 Tyrone, GA	30290
(Address of principal executive offices)	(Zip Code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 5, 2006, there were 2,873,598 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1                   Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheet

March 31, 2006

(Unaudited)

Assets

Current assets:
Cash	$223,464
Other current assets	170,397
Total current assets	393,861
Property and equipment, at cost less accumulated depreciation and amortization	1,420,184
Goodwill	8,107,171
Other assets	48,401
Total assets	$9,969,617

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$1,025,911
Debt payable to related parties	51,747
Accrued interest on debt payable to related parties	3,704
Current portion of capitalized lease obligation	15,954
Total current liabilities	1,097,316

Commitments and contingencies

Stockholders’ equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding	5
Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 2,873,598 shares issued and outstanding	2,874

Additional paid-in capital	19,294,000

Deferred compensation	(21,685)

Accumulated deficit	(10,405,374)

Total stockholders’ equity	8,872,301

Total liabilities and stockholders’ equity	$9,969,617

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31
	2006	2005

Revenue	$2,427,529	$1,278,290

Costs and expenses:
Cost of emission certificates	650,250	429,043
General and administrative expenses	1,746,422	1,146,889

Income (loss) from operations	30,857	(297,642)
Interest expense	2,777	64,093

Net income (loss)	$28,080	$(361,735)
Less preferred dividends - undeclared	—	44,110

Net income (loss) attributable to common shareholders	$28,080	$(405,845)

Basic and diluted net income (loss) per share	$0.01	$(0.16)

Weighted average shares outstanding, basic and diluted	2,762,481	2,484,437

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$28,080	$(361,735)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	99,242	88,105
Gain on sale of assets	(10,472)	—
Share based compensation expenses	6,655	(19,949)
Stock issued for services	50,000	181,764
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(30,115)	(8,083)
Other assets	(7,200)	—
Accrued interest on long-term debt payable to related parties	1,294	58,427
Accounts payable and accrued liabilities	(104,375)	(207,839)
Net cash provided by (used in) operating activities	33,109	(269,310)

Cash flows from investing activities:
Proceeds from asset sales	12,000	—
Net purchases of property and equipment	(64,524)	—
Net cash used in investing activities	(52,524)	—

Cash flows from financing activities:
Proceeds from promissory note payable to related party	—	350,000
Payments on promissory notes	—	(20,000)
Payments on capitalized leases	(7,348)	(14,477)
Net cash provided by (used in) financing activities	(7,348)	315,523

Net increase (decrease) in cash	(26,763)	46,213
Cash at beginning of period, December 31	250,227	16,431
Cash at end of period, March 31	$223,464	$62,644

Supplemental Information:
Cash paid during the period for interest	$1,483	$4,797

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

General

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001 for the original purpose of marketing and distributing branded and licensed hats and clothing at major events such as sporting events, concerts, and conventions.  In June 2003, we abandoned that business plan and acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000.  In connection with the acquisition, we changed our name to Speedemissions, Inc. (“Speedemissions” or the “Company”) in September 2003.

Nature of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Speedemissions, Mr. Sticker, Inc. and Just, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with our Company’s audited financial statements contained in our Form 10-KSB for the year ended December 31, 2005.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

As of March 31, 2006, the Company operated, 35 emissions testing stations and 4 mobile units in greater metropolitan areas of Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah.   The Company does business under the trade names Speedemissions, Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in these financial statements relate to useful lives of certain assets and valuation of long-term assets such as goodwill.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emissions certificates is shown separately in the accompanying consolidated statements of operations.

The Company normally requires that the customer’s payment be made with cash, check, or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia, Texas, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests are not material.  Accordingly, no allowance for retest is recorded by the Company.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, and other short-term liabilities approximate fair value because of the short-term nature of these accounts.

Accounting for Business Combinations

Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), prescribes the accounting for all business combinations by, among other things, requiring the use of the purchase method of accounting. SFAS 141 was effective for the Company for business combinations consummated after June 30, 2001.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be antidilutive and are excluded from the computation of diluted net loss per share.  The effect of the dilutive securities in the three month period ended March 31, 2006 was not material.

Regulatory Impact

Our business depends upon government legislation and regulations mandating air pollution controls.  At this point, Georgia, Texas, and Utah laws are especially important to us because all of our existing emissions testing services are conducted in those states.  Changes in federal or state laws that govern or apply to our operations could have a materially adverse effect on our business. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing.  We cannot be assured that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing industry generally or, specifically, on our business.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (SFAS 123R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (APB 25) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. See Note 5 for additional disclosures.

Reverse Stock Split

On November 18, 2005, our shareholders approved by written consent of a majority vote a 1-for-10 reverse stock split of the issued and outstanding shares of common stock with fractional shares being rounded up to the next whole share.  We executed the amendment to the Articles of Incorporation on December 6, 2005 which went effective January 20, 2006.  All share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split unless otherwise indicated.

Note 2: Going Concern

The Company has historically incurred losses and has not consistently generated a profit which raises substantial doubt about the Company’s ability to continue as a going concern. The future success of the

Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company has taken certain steps to maintain its operating and financial requirements in an effort to enable it to continue as a going concern until such time that revenues are sufficient to cover expenses, including expanding its revenue opportunities through the acquisitions of Mr. Sticker, Inc. and Just Inc. in 2005, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel.

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

Note 3: Debt Payable to Related Parties

The Company has a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh, who is one of our directors.  The note bears interest at 10% per annum.  The unpaid principal and interest due as of March 31, 2006 is $55,451.

Note 4: Stockholders’ Equity

Preferred Stock

On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred A Stock”) and 250,000 common stock purchase warrants (the “Warrants”) to GCA Strategic Investment Fund Limited (“GCA Fund”), an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000.

The Preferred A Stock accrued a dividend of 7% per annum, and each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 2,083,333 shares of common stock in the aggregate. As of October 14, 2005, pursuant to the articles of amendment, the Preferred A Stock no longer accrued dividends.  The Warrants are exercisable for a period of five years at an exercise price of $1.20 per share of common stock to be acquired upon exercise.  In the event of liquidation, dissolution, or winding up of the Company, preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

On June 30, 2005, the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the “Preferred B Stock”) and 4,390,000 common stock purchase warrants (“B-1 Warrants” and “B-2 Warrants”) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses was $5,906,400.  In addition to the cash portion of the advisors fee, the Company issued 285,000 common stock purchase warrants to Prospect Financial Advisors, LLC, which are exercisable for a period of five years at an exercise price of $0.60 per share of common stock to be acquired upon exercise.  The Company also issued 50,000 common stock purchase warrants to Strasbourger, LLC as a finder’s fee, which are exercisable for a period of three years at an exercise price of $2.00 per share of common stock to be acquired upon exercise.  On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Mr. Sticker.  On September 8, 2005, the Company used or committed to pay at a future date, in accordance with the terms of the purchase agreement, $2,300,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Just, Inc.  The remainder of the net proceeds, or $446,400, was retained by the Company for current working capital.

The Preferred B Stock does not pay a dividend and has no voting rights. Each share of Preferred B Stock was convertible into 4.28 shares of the Company’s common stock or 10,700,000 shares of common stock in the aggregate. The 2,500,000 B-1 Warrants were exercisable for a period of five years at an exercise price of $2.40 per share of common stock to be acquired upon exercise. The 1,890,000 B-2 Warrants were exercisable for a period of five years at an exercise price of $4.80 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution, or winding up of the Company preferred stockholders were entitled to be paid prior to any preference of any other payment or distribution.

On August 4, 2005, we entered into an Amendment to the Series B Preferred Stock Purchase Agreement, and received an additional $195,000 in cash, which modified the Agreement as follows:

a.	the Investor purchased 2,500,000 shares of our Preferred B Stock;

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

On August 4, 2005, in conjunction with the above-referenced amended financing transaction, we issued restated B-1 Warrants to acquire 2,621,495 shares of our common stock at $2.40 per share, restated B-2 Warrants to acquire 1,965,934 shares of our common stock at $4.80 per share, and issued warrants to acquire

4,000,000 shares of our common stock at $1.20 per share, to a single accredited investor, in exchange for an additional $195,000 in cash.

On October 14, 2005, the combined principal amount of $2,045,000 and accrued interest amount of approximately $285,000 outstanding under several promissory notes, with GCA Fund and Global Capital Funding Group, L.P, were converted into 2,330 shares of the Company’s Preferred A Stock. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock or 1,941,659 shares of common stock in the aggregate.

On October 14, 2005, GCA Fund, a majority shareholder converted accrued preferred dividends of $302,847 into 303 shares of the Company’s Preferred A Stock.  Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock or 252,499 shares of common stock in the aggregate.

On February 23, 2006, Barron Partners, LP converted 18,518 shares of Preferred B Stock into 140,000 shares of common stock.  Barron Partners, LP owned 2,481,482 shares of Preferred B Stock as of March 31, 2006.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 2,873,598 and 2,683,581 shares were issued and outstanding as of March 31, 2006 and December 31, 2005, respectively.

In the three months ended March 31, 2006 and 2005, the Company issued 50,000 and 500,000 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized expense of $50,000 and $75,000 in the three months ended March 31, 2006 and 2005, respectively.

On February 23, 2006, Barron Partners, LP converted 18,518 shares of Preferred B Stock into 140,000 shares of common stock.

Stock Option Plans

There were 318,475 shares issued and outstanding under the Company’s stock option plans as of March 31, 2006 and December 31, 2005.  There were no options granted during the period ended March 31, 2006.

Stock Warrants

There were 17,510,437 common stock warrants issued and outstanding as of March 31, 2006 and December 31, 2005.  There were no warrants issued during the period ended March, 31, 2006.

Note 5: Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) using the modified-prospective-transition method.  Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006.  Therefore results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if we had applied the fair recognition provisions of SFAS No. 123(R) during the period presented.  For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting period.

March 31, 2005
Net loss attributable to common shareholders as reported	$(405,845)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,093)
Pro forma net loss attributable to common shareholders	$(407,938)

Basic and diluted loss per share – as reported	$(0.16)
Basic and diluted loss per share – pro forma	$(0.16)

The fair value of stock options issued during the three months ended March 31, 2005 has been determined using the Black-Scholes option-pricing model with the following assumptions risk-free interest rates of 3.0%; expected lives of 3 years; expected volatility of 45.0%; and no dividend yield.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted.  There were no options granted during the three months ended March 31, 2006.

As a result of adopting SFAS No. 123(R), the Company recorded $6,655 in share-based compensation expense during the three months ended March 31, 2006.  As of March 31, 2006, there was $46,583 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next two years.

Note 6: Income Taxes

No provision for income taxes has been reflected for the three month period ended March 31, 2006 as the Company has sufficient net operating loss carryforwards to offset taxable income.  As of March 31, 2006, we continue to maintain a valuation allowance against our net deferred tax asset balance.

Note 7: Consulting Agreements

On January 30, 2006, the Company issued 50,000 shares of its common stock for services rendered during the three months ended March 31, 2006, recording an expense of $50,000 during that period.

Note 8: Contingencies

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

Overview

As of March 31, 2006, we operated 35 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia; Houston, Texas; and greater Salt Lake City, Utah.  We have a new store under construction in both the Atlanta and Houston markets.  We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency.  In Georgia, the maximum fee that we can charge is $25.00, and a fee of $6.95 is paid to the State of Georgia.  In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test is paid to the State of Texas.  In Utah, there is not a maximum fee that we can charge in Salt Lake County. We charge $38.00 for an emissions test and $17.00 for a safety inspection and remit a fee of $3.60 to the County per emissions certificate and $2.00 to the Utah Highway Patrol for each safety inspection.  There is a maximum of $25.00 and $17.00 that we can charge in Weber County, Utah for an emissions test and safety inspection respectively.  A fee of $3.00 is remitted to the County per emissions certificate and a $2.00 fee is remitted to the Utah Highway Patrol for each safety inspection.

We want to grow.  We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units.  In 2006, we intend to continue growing by acquiring more competitors and opening company-owned stations.

As a result of our growth plans, our biggest challenge will be managing our growth and integrating our acquisitions.  We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable.  We have not operated consistently at a profit, nor have we consistently operated on a break-even cash flow basis.  However, if we are successful in implementing our growth strategy, we believe that both of these financial goals are achievable in the next 12 months.  Until that time, we will have to continue to fund our operations, and our acquisitions, with capital raised from selling our stock and/or acquiring debt.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2005 were prepared assuming that we will continue as a going concern.  However, they note that we have not yet generated significant revenues, that we have a large accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

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

The following analysis compares the results of operations for the three-month period ended March 31, 2006 to the comparable period ended March 31, 2005.

Results of Operations

Introduction

Our operations reflect a significantly different company as of March 31, 2006 versus March 31, 2005.  As of March 31, 2005, we operated 23 emissions testing stations in Georgia and Texas.  Subsequent to March 31, 2005 we made two acquisitions which resulted in the addition of six and eight emissions testing stations respectively in Texas and Utah. Subsequent to March 31, 2005 we closed two stations. These actions were taken to improve efficiencies and increase profitability. As a result, we operated a total of 35 stations and four mobile units as of March 31, 2006. Therefore, our operating expenses and revenues during the three months ended March 31, 2006 were significantly greater than the three months ended March 31, 2005.

Revenues and Loss from Operations

Our revenue, cost of emission certificates, general and administrative expenses, and income (loss) from operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were as follows:

	3 Months Ended	3 Months Ended	Percentage
	March 31, 2006	March 31, 2005	Change

Revenue	$2,427,529	$1,278,290	90%
Cost of Emission Certificates	650,250	429,043	52%
General & Administrative Expenses	1,746,422	1,146,889	52%
Income (loss) from Operations	$30,857	$(297,642)	110%

On a fully comparable station basis our revenue for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were as follows:

	3 Months Ended	3 Months Ended	Percentage
	March 31, 2006	March 31, 2005	Change

Existing stations	$1,195,467	$1,184,726	1%
Mr. Sticker acquisition	650,236	—	N/A
Just Inc. acquisition	581,826	—	N/A
Closed stations	0	93,564	N/A

Total Revenue	$2,427,529	$1,278,290	90%

The above schedule shows that $1,232,062 or 51% of our total revenue for the three months ended March 31, 2006 came from our 14 stations acquired after March 31, 2005.

Our cost of emission certificates increased $221,207, or 52%, in the three month period ended March 31, 2006 and was $650,250, or 27% of revenues, compared to $429,043 or 34% of revenues, during same period in 2005.  The $221,207 increase was mainly attributable to the net increase in the number of testing stations from March 31, 2005 to March 31, 2006.

On a fully comparable station basis our cost of emission certificates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 were as follows:

	3 Months Ended	3 Months Ended	Percentage
	March 31, 2006	March 31, 2005	Change

Existing stations	$383,151	$386,667	(1)%
Mr. Sticker acquisition	212,064	—	N/A
Just Inc. acquisition	55,035	—	N/A
Closed stations	0	42,376	N/A

Total Cost of emission certificates	$650,250	$429,043	52%

Our general and administrative expenses increased $599,533, or 52%, to $1,746,422 in the three month period ended March 31, 2006 from $1,146,889 in three month period ended March 31, 2004.  The 52% increase in general and administrative expenses from 2005 to 2006 compares favorably with the 90% increase in revenues during the same period and indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues.  As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than do general and administrative expenses and these efficiencies will result in more profitable operations.  The primary causes of the increased general and administrative expenses were the following differences in expenses recorded between the three months ended March 31, 2005, and the three months ended March 31, 2006 which respectively increased or (decreased) expenses recorded in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005:

General and administrative expenses associated with the six Mr. Sticker stations purchased in June 2005	$265,183
General and administrative expenses associated with the eight Just Inc. stations purchased in September 2005	373,964
General and administrative expenses associated with the closed stores	(100,080)
General and administrative expenses (corporate and existing store level)	60,466
$599,533

Interest Expense and Net Income (Loss)

Our interest expense and net income (loss) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is as follows:

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005	% Change

Interest Expense	$2,777	$64,093	(96)%
Net Income (Loss)	28,080	(361,735)	108%

Preferred stock dividends on Series A convertible preferred stock	—	44,110
Net Income (Loss) attributable to common shareholders	28,080	(405,845)	107%

Basic and Diluted Income (Loss) per Share	$0.01	$(0.16)	106%

Our interest expense during the three months ended March 31, 2006 was $2,777, a $61,316, or 96%, decrease compared to $64,093 for the three months ended March 31, 2005. The decrease was mainly attributable to the conversion of debt to equity and repayments totaling $1,257,253, subsequent to March 31, 2005. Total long-term debt, including current portion, as of March 31, 2006 was approximately $51,747.

During the three months ended March 31, 2006, we had net income attributable to common shareholders of $28,080 or $0.01 per weighted-average share. During the three months ended March 31, 2005, we reported a net loss attributable to common shareholders of $405,845 or $0.16 per weighted-average share. The $433,925 increase in net income attributable to common shareholders for the three months ended March 31, 2006 was primarily due to approximately $326,000 in net income from its Mr. Sticker and Just Inc. acquisitions in 2005, a decrease in interest expense of approximately $62,000, and a decrease in preferred stock dividends on Series A convertible preferred stock of approximately $44,000.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2006, we generated positive operating cash flows for the first quarter in the Company’s history. With four acquisitions completed during 2004, two during 2005 and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow on a consistent basis during 2006.  To date, the Company has funded operations and acquisitions primarily through the issuance of equity securities. We anticipate raising additional capital during the third quarter of 2006 from the sale of our equity securities, although the terms of an offering have not been determined.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2006 as compared to December 31, 2005 were:

	March 31,	December 31,
	2006	2005	Change

Cash	$223,464	$250,227	$(26,763)
Total current assets	393,861	390,510	3,351
Total assets	9,969,617	9,993,897	(24,280)
Total current liabilities	1,097,316	1,207,747	(110,430)
Total liabilities	1,097,316	1,207,747	(110,430)
Total shareholders’ equity	$8,872,301	$8,786,150	$86,151

Cash Requirements

For the three months ended March 31, 2006 our net cash provided by operating activities was $33,109, as compared to cash used in operating activities of $269,310 during the three months ended March 31, 2005. Positive operating cash flows during the three months ended March 31, 2006 were primarily created by a net income from operations of $28,080, from non-cash stock related expenses of $50,000 plus depreciation and amortization of $99,242, partially offset by less a decrease of $104,375 in accounts payable and accrued liabilities and an increase in other current assets of $30,115 and an increase in other assets of $7,200. Because of our rapid growth, we do not have an opinion as to how indicative these results will be of future results.

The following table shows net income and loss as a percentage of revenues in the three months ended March 31, 2006 and March 31, 2005. This further indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we grow through future acquisitions we expect revenues will continue to increase at a faster rate than associated expenses and these efficiencies will result in more profitable operations.

	Revenues	Net Income (Loss)	Percentage of Revenues

Three months ended March 31, 2006	$2,427,529	$28,080	1%

Three months ended March 31, 2005	$1,278,290	$(361,735)	28%

Negative operating cash flows during the three months ended March 31, 2005 were primarily created by a net loss from operations of $361,735, partially offset by non-cash stock related expenses of $161,815 plus depreciation of $88,105 less a decrease of $207,839 in accounts payable and accrued liabilities.

Sources and Uses of Cash

Net cash used in investing activities was $52,524 and $0, respectively, for the three months ended March 31, 2006 and 2005. The investing activities during the three months ended March 31, 2006 were due to capital expenditures related to the building of new stores and other property and equipment in the amount of $64,524 offset by the receipt of $12,000 related to the sale of emissions testing equipment.

Net cash used in and provided by financing activities was $7,348 and $315,523, respectively, for the three months ended March 31, 2006 and 2005. Net cash used in financing activities during the three months ended March 31, 2006 resulted primarily from the payment of capital leases of $7,348.  Net cash provided by financing activities during the quarter ended March 31, 2005 resulted primarily from the $350,000 in promissory note proceeds from a related party, offset by payments on capital leases.  The promissory note was converted to equity on October 14, 2005.

We are not generating sufficient cash flow from operations to fund growth as we continue to acquire and open new emission testing stations. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate that we may be able to operate at a profitable level on a consistent basis. Until such time, however, and in order to complete the acquisitions, we will need to raise additional capital through the sale of our equity securities and or through debt financing to continue implementation of our growth strategy.

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

PART II

ITEM 1                   Legal Proceedings

As of March 31, 2006, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings, other than in the ordinary routine proceedings incident to our business.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2006, we issued 50,000 shares of our common stock, restricted in accordance with Rule 144, to an unrelated consultant. These shares were issued for services rendered to us and at $1.00 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultant is a sophisticated investor and familiar with our operations.

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

ITEM 6                   Exhibits

(a)          Exhibits

31.1                         Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(b)         Reports on Form 8-K

On February 2, 2006, we filed an Item 3.02 Current Report on Form 8-K regarding the issuance of unregistered securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 15, 2006	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: May 15, 2006	By:	/s/ Michael Shanahan
Michael Shanahan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.