Form 10QSB
period 2006-06-30
SPEEDEMISSIONS INC
filed 2006-08-14
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 2,892,098 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1            Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30, 2006

(Unaudited)

Assets

Current assets:
Cash	$309,662
Other current assets	180,211
Total current assets	489,873

Property and equipment, at cost less accumulated depreciation and amortization	1,405,677
Goodwill	8,107,171
Other assets	48,400
Total assets	$10,051,121

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$366,642
Accrued liabilities	358,505
Due to seller	302,884
Total current liabilities	1,028,031

Commitments and contingencies

Stockholders’ equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding	5
Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 2,892,098 shares issued and outstanding	2,892

Additional paid-in capital	19,364,251
Deferred compensation	(20,269)
Accumulated deficit	(10,326,270)

Total stockholders’ equity	9,023,090

Total liabilities and stockholders’ equity	$10,051,121

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Revenue	$2,375,261	$1,255,586	$4,802,790	$2,533,876

Costs and expenses:
Cost of emission certificates	591,340	391,677	1,241,590	820,720
Store operating expenses	1,351,671	784,911	2,729,523	1,574,521
General and administrative expenses	350,092	478,892	718,662	836,166

Income (loss) from operations	82,158	(399,894)	113,015	(697,531)
Interest expense	3,054	65,293	5,831	129,386

Net income (loss)	$79,104	$(465,187)	$107,184	$(826,917)
Less preferred dividends - undeclared	—	44,110	—	88,220

Net income (loss) attributable to common shareholders	$79,104	$(509,297)	$107,184	$(915,137)

Net income (loss) per share (basic)	$0.03	$(0.20)	$0.04	$(0.37)
Net income (loss) per share (diluted)	$0.01	$(0.20)	$0.02	$(0.37)

Weighted average shares outstanding, basic	2,888,642	2,509,517	2,825,910	2,497,046
Weighted average shares outstanding, diluted	7,168,640	2,509,517	7,105,908	2,497,046

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005

Operating activities:
Net income (loss)	$107,184	$(826,917)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	195,371	169,231
Loss (gain) on sale of assets	(10,472)	14,046
Share based compensation expenses	58,424	(19,949)
Stock issued for services	68,500	293,156
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(39,922)	(5,058)
Other assets	(7,200)	13,695
Accrued interest on long-term debt payable to related parties	2,588	105,968
Accounts payable and accrued liabilities	(171,835)	(161,978)
Net cash provided by (used in) operating activities	202,638	(417,806)

Cash flows from investing activities:
Acquisition of businesses	—	(3,100,000)
Proceeds from asset sales	12,000	34,000
Purchases of property and equipment	(144,729)	—
Cash acquired in acquisition	—	2,743
Net cash used in investing activities	(132,729)	(3,063,257)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	—	3,160,000
Proceeds from promissory note payable to related party	—	350,000
Payments on promissory notes	—	(20,000)
Proceeds from convertible debenture	—	90,000
Payments on capitalized leases	(10,474)	(27,591)
Net cash provided by (used in) financing activities	(10,474)	3,552,409

Net increase in cash	59,435	71,346
Cash at beginning of period, December 31	250,227	16,431
Cash at end of period, June 30	$309,662	$87,777

Supplemental Information:
Cash paid during the period for interest	$3,244	$7,989

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisition of Mr. Sticker, Inc.	$—	$43,000
Equity securities issued in payment of notes payable	$—	$57,418

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

June 30, 2006
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

Nature of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Speedemissions and its wholly-owned subsidiaries, Mr. Sticker, Inc. and Just, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

As of June 30, 2006, the Company operated 34 emissions testing stations and 4 mobile units in the greater metropolitan areas of Atlanta, Georgia, Houston, Texas and Salt Lake City, Utah.  The Company does business under the trade names Speedemissions, Mr. Sticker and Sticker Stop (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates included in these financial statements relate to useful lives of certain assets and valuation of long-term assets such as goodwill. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emissions certificates is shown separately in the accompanying consolidated statements of operations.

The Company normally requires that the customer’s payment be made with cash, check, or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia, Texas, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests and the number of retests are not material. Accordingly, no allowance for retest is recorded by the Company.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and whenever an impairment indicator arises.

Income Taxes

Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax filing in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive.

Regulatory Impact

Our business depends upon government legislation and regulations mandating air pollution controls. Georgia, Texas, and Utah laws are especially important to us because all of our existing emissions testing services are currently conducted in those states. In addition, because we are seeking expansion opportunities, laws mandating air pollution controls in other states could affect our business or, since not all states require emissions testing, our ability to expand. Changes in federal or state laws that govern or apply to our operations could have a materially adverse effect on our business, such as a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing. We cannot be assured that changes, if any, in federal or state law would not have a materially adverse effect on the vehicle emissions testing industry generally or, specifically, on our business.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. See Note 5 for additional disclosures.

Reverse Stock Split

On November 18, 2005, our shareholders approved by written consent of a majority vote a 1-for-10 reverse stock split of the issued and outstanding shares of common stock with fractional shares being rounded up to the next whole share. We executed the amendment to the Articles of Incorporation on December 6, 2005 which became effective on January 20, 2006. All share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split unless otherwise indicated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes -An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

Note 2: Going Concern

The Company has historically incurred losses and has not consistently generated a profit, which raises substantial doubt about the Company’s ability to continue as a going concern. However, operations for the last six months ended June 30, 2006 have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth. Nevertheless, the Company cannot guarantee that there will be continuing profits in the future. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company has taken certain steps to reduce its operating expenses and financial requirements in an effort to enable it to continue as a going concern while we attempt to increase revenues, including expanding its revenue opportunities through the acquisitions of Mr. Sticker, Inc. and Just Inc. in 2005, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel.    As a result of these actions, the Company operated at a profit in the quarters ended March 31, 2006 and June 30, 2006.

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

Note 3: Debt Payable to Related Parties

The Company has a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh,, a former director of the Company. The note bears interest at 10% per annum. The unpaid principal and interest due as of June 30 2006 is $56,745.

Note 4: Stockholders’ Equity

Preferred Stock

On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred A Stock”) and 250,000 common stock purchase warrants (the “Warrants”) to GCA Strategic Investment Fund Limited (“GCA Fund”), an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. The Company received net proceeds in the amount of $2,234,000 after the payment of an advisor’s fee and offering expenses.

Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 2,083,333 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.20 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution, or winding up of the Company, preferred shareholders are entitled to be paid prior to any preference of any other payment or distribution.

On June 30, 2005, the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the “Preferred B Stock”) and 4,390,000 common stock purchase warrants (“B-1 Warrants” and “B-2 Warrants”) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses were $5,906,400. In addition to the cash portion of the advisors fee, the Company issued 285,000 common stock purchase warrants to Prospect Financial Advisors, LLC, which are exercisable for a period of five years at an exercise price of $0.60 per share of common stock to be acquired upon exercise. The Company also issued 50,000 common stock purchase warrants to Strasbourger, LLC as a finder’s fee, which are exercisable for a period of three years at an exercise price of $2.00 per share of common stock to be acquired upon exercise. On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Mr. Sticker. On September 8, 2005, the Company used or committed to pay at a future date, in accordance with the terms of the purchase agreement, $2,300,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Just, Inc. The remainder of the net proceeds, or $446,400, was retained by the Company for working capital.

The Preferred B Stock does not pay a dividend and has no voting rights. Each share of Preferred B Stock was convertible into 4.28 shares of the Company’s common stock or 10,700,000 shares of common stock in the aggregate. The 2,500,000 B-1 Warrants were exercisable for a period of five years at an exercise price of $2.40 per share of common stock to be acquired upon exercise. The 1,890,000 B-2 Warrants were exercisable for a period of five years at an exercise price of $4.80 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution, or winding up of the Company Preferred B shareholders are entitled to be paid prior to any preference of any other payment or distribution, after Preferred A shareholders.

On August 4, 2005, we entered into an Amendment to the Series B Preferred Stock Purchase Agreement, and received an additional $195,000 in cash, which modified the Agreement as follows:

a.                          Barron Partners purchased 2,500,000 shares of our Preferred B Stock;

b.                         the B-1 Warrants were increased to 2,621,495 shares at $2.40 per share, the B-2 Warrants were increased to 1,965,934 shares at $4.80 per share, and an additional common stock purchase warrant was issued for 4,000,000 shares at $1.20 per share. We may call the $1.20 warrants if our stock price exceeds $2.40 for fifteen (15) consecutive trading days;

c.                          Each of the Preferred B Stock is convertible into 7.56 shares of our common stock, subject to adjustment if certain conditions are met, for a total of 18,900,000 shares of common stock, has a liquidation preference equal to its purchase price, and has no voting rights; and

d.                         the exercise of the warrants, including the call provision on the $1.20 warrants, and the conversion of the Preferred B Stock are subject to a maximum ownership by Barron Partners at any time of 4.9% although this limitation may be revoked upon sixty-one days notice by Barron Partners with respect to the shares underlying the warrants.

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

On February 23, 2006, Barron Partners, LP, converted 18,518 shares of Preferred B Stock into 140,000 shares of common stock. Barron Partners, LP owned 2,481,482 shares of Preferred B Stock as of June 30, 2006.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 2,892,098 and 2,683,581 shares were issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.

In the six months ended June 30, 2006 and 2005, the Company issued 68,500 and 900,534 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized expense of $68,500 and $293,156 in the six months ended June 30, 2006 and 2005, respectively.

On February 23, 2006, Barron Partners, LP, converted 18,518 shares of Preferred B Stock into 140,000 shares of common stock.

Earnings per share of common stock is based on the weighted average number of the basic shares and dilutive shares outstanding.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

	Three Months Ended June 30
	2006	2005
Basic earnings per share:
Weighted average common shares	2,888,642	2,509,517

Diluted earnings per share:
Weighted average common shares	2,888,642	2,509,517
Diluted effect of stock warrants	2,500	—
Diluted effect of unrestricted preferred Series A shares	4,277,498	—
Weighted average common shares (diluted)	7,168,640	2,509,517

	Six Months Ended June 30
	2006	2005
Basic earnings per share:
Weighted average common shares	2,825,910	2,497,046

Diluted earnings per share:
Weighted average common shares	2,825,910	2,497,046
Diluted effect of stock warrants	2,500	—
Diluted effect of unrestricted preferred Series A shares	4,277,498	—
Weighted average common shares (diluted)	7,105,908	2,497,046

Stock Option Plans

There were 318,475 shares issued and outstanding under the Company’s stock option plans as of June 30, 2006 and December 31, 2005.  There were no options granted or exercised during the six month period ended June 30, 2006.

Stock Warrants

There were 17,680,437 and 17,460,430 common stock warrants issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.

On April 17, 2006 we issued warrants to acquire up to 170,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants.  These warrants were issued for services rendered to us and at an exercise price of $1.00 per share and are exercisable for a period of three years.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultants are sophisticated investors and familiar with our operations.

Note 5: Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified-prospective-transition method.  Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options and warrants vested in 2006.  Therefore results for prior periods have not been restated.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the period presented.  For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting period.

Six Months Ended
June 30, 2005
Net income (loss) attributable to common shareholders as reported	$(915,137)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(78,151)
Pro forma net loss attributable to common shareholders	$(993,288)

Basic and diluted loss per share – as reported	$(0.40)
Basic and diluted loss per share – pro forma	$(0.40)

The fair value of stock options issued during the six months ended June 30, 2005 and June 30, 2006 have been determined using the Black-Scholes option-pricing model with the following assumptions risk-free interest rates of 3.0%; expected lives of 3 years; expected volatility of 45.0%; and no dividend yield.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted.  There were no options granted during the six months ended June 30, 2006.

As a result of adopting SFAS No. 123(R), the Company recorded $51,769 and $58,424 in share-based compensation expense during the three and six months ended June 30, 2006, respectively.  As of June 30, 2006, there was $39,928 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next two years.

Note 6: Income Taxes

No provision for income taxes has been reflected for the three and six month periods ended June 30, 2006 as the Company has sufficient net operating loss carry forwards to offset taxable income

Note 7: Consulting Agreements

On January 30, 2006, the Company issued 50,000 shares of its common stock for services rendered during the three months ended March 31, 2006, recording an expense of $50,000 during that period.

On April 17, 2006, the Company issued $18,500 shares of its common stock for services rendered during the six months ended June 30, 2006, recording an expense of $18,500 during that period.

Note 8: Contingencies

The Company may from time to time be involved in various proceedings and litigation arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that may be pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2    Managements Discussion and Analysis

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant store leases, customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

As of June 30, 2006 we operated 34 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia Houston, Texas and greater Salt Lake City, Utah.  We have a new store under construction in both the Atlanta and Houston markets.  We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency.  In Georgia, the maximum fee that we can charge for an emissions test is $25.00, and a fee of $6.95 is paid to the State of Georgia; Georgia does not require a safety inspection.  In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test is paid to the State of Texas.  In Utah, there is not a maximum fee that we can charge in Salt Lake County. We charge $38.00 for an emissions test and $17.00 for a safety inspection and remit a fee of $1.80 to the County per emissions certificate and $2.00 to the Utah Highway Patrol for each safety inspection.  There is a maximum of $25.00 and $17.00 that we can charge in Weber County, Utah for an emissions test and safety inspection respectively.  A fee of $3.00 is remitted to Weber County per emissions certificate and a $2.00 fee is remitted to the Utah Highway Patrol for each safety inspection.

We want to grow.  We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units.  In 2006, we intend to continue growing by acquiring more competitors and opening company-owned stations.  We have no current plans to close any stores.  On an ongoing basis we evaluate stores for closure based on performance.

Our biggest challenge will be managing our growth and integrating our acquisitions.  We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable.  We have not operated consistently at a profit, nor have we consistently operated on a break-even cash flow basis.  However, if we are successful in implementing our growth strategy, we believe that both of these financial goals are achievable in the next 12 months.  Until that time, we may have to continue to fund our operations, and growth, with capital raised from selling our stock and/or acquiring debt.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants included an explanatory paragraph in their report on our audited financial statements for the period ending December 31, 2005 stating that the financials were prepared assuming that we will continue as a going concern.  They noted that, as of December 31, 2005 we had not yet generated significant revenues, that we had a large accumulated working capital deficit, and that there were no assurances that we would be able to meet our financial obligations in the future.

Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph was applicable when the objective test was applied for the period ending December 31, 2005, we believe that if we can successfully implement our business plan in the current fiscal year, future audit reports may be issued without this explanatory paragraph. Our operations for the last six months ended June 30, 2006 have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth.  Nevertheless, we cannot guarantee that we will continue to generate profits and experience future growth; therefore, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, which may impair our ability to raise capital.

Results of Operations

Introduction

Our operations continue to reflect a significantly different company as of June 30, 2006 versus June 30, 2005.  We made two acquisitions in 2005 which resulted in the addition of six and eight emissions testing stations in Texas and Utah, respectively.  Therefore, our operating expenses and revenues during the three and six months ended June 30, 2006 were significantly greater than the three and six months ended June 30, 2005.  As of June 30, 2006, we operated 34 emissions testing stations and 4 mobile units in Georgia, Texas and Utah.

Three Months Ended June 30, 2006 and 2005

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income (loss) from operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 were as follows:

	Three Months Ended
	June 30		Percentage
	2006	2005	Change
Revenue	$2,375,261	$1,255,586	89.2%
Cost of emission certificates	591,340	391,677	51.0%
Store operating expenses	1,351,671	784,911	72.2%
General and administrative expenses	350,092	478,892	(26.9)%
Income (loss) from operations	$82,158	$(399,894)	120.5%

Revenue.   Revenue increased $1,119,675, or 89.2% to $2,375,261 in the three months ended June 30, 2006 compared to $1,255,586 in the three months ended June 30, 2005.  The increase was primarily due to $1,248,548 in revenue from the fourteen additional stores acquired in Texas and Utah after June 30, 2005, offset by a decrease in revenue of $64,561 resulting from the closure of unprofitable stores during the twelve months ended December 31, 2005.  Revenue from the acquired stores accounted for 52.6% of our total revenue for the three months ended June 30, 2006.

Cost of emission certificates.   Cost of emission certificates increased $199,663 or 51.0% in the three month period ended June 30, 2006 and was $591,340, or 24.9% of revenues, compared to $391,677 or 31% of revenues in the three months ended June 30, 2005.  The increase was primarily due to $240,517 in cost of emission certificates from the fourteen additional stores acquired in Texas and Utah after June 30, 2005, offset by a decrease in cost of emission certificates of $13,454 resulting from the closure of unprofitable stores during the twelve months ended December 31, 2005.

Store operating expenses.   Store operating expenses increased $566,760, or 72.2% in the three month period ended June 30, 2006 and was $1,351,671 or 57% of revenues, compared to $784,911 or 63% of revenues in the three month period ended June 30, 2005.  The  increase was primarily due to $608,057 in store operating expenses from the fourteen additional stores acquired in Texas and Utah after June 30, 2005, offset by a decrease in store operating expenses of $133,025 resulting from the closure of unprofitable stores during the twelve months ended December 31, 2005.  Store operating expenses from the acquired stores accounted for 45% of our total store operating expenses for the three months ended June 30, 2006.

General and administrative expenses.  Our general and administrative expenses decreased $128,800, or 26.9% to $350,092 in the three month period ended June 30, 2006 from $478,892 in the three month period ended June 30, 2005.  The decrease in general and administrative expenses was primarily due to a reduction of approximately $200,000 in consulting, legal and accounting fees partially offset by an increase of $51,000 in stock/warrant compensation expense from the adoption of SFAS No. 123(R) (see Note 5 Share-Based Compensation) and an increase of approximately $20,000 for other corporate expenses. The decrease in our general and administrative expenses along with the 89% increase in revenues during the same period indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues.  As we continue to grow organically and through future acquisitions we expect revenues will continue to increase at a faster rate than will general and administrative expenses and these efficiencies will result in more profitable operations.

Six Months Ended June 30, 2006 and 2005

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, and income (loss) from operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were as follows:

	Six Months Ended
	June 30		Percentage
	2006	2005	Change

Revenue	$4,802,790	$2,533,876	89.5%
Cost of emission certificates	1,241,590	820,720	51.3%
Store operating expenses	2,729,523	1,574,521	73.4%
General and administrative expenses	718,662	836,166	(14.1)%
Income (loss) from operations	$113,015	$(697,531)	116.2%

Revenue.   Revenue increased $2,268,914, or 89.5% to $4,802,790 in the six months ended June 30, 2006 compared to $2,533,876 in the six months ended June 30, 2005.   The increase was primarily due to $2,480,610 in revenue from the fourteen additional stores acquired in Texas and Utah after June 30, 2005, offset by a decrease in revenue of $157,937 resulting from the closure of unprofitable stores during the twelve months ended December 31, 2005.  Revenue from the acquired stores accounted for 51.6% of our total revenue for the three months ended June 30, 2006.

Cost of emission certificates    Cost of emission certificates increased $420,871 or 51.3% in the six month period ended June 30, 2006 and was $1,241,591, or 25.9% of revenues, compared to $820,720 or 32.4% of revenues in the six months ended June 30, 2005.  The increase was primarily due to $507,616 in cost of emission certificates from the fourteen additional stores acquired in Texas and Utah after June 30, 2005, offset by a decrease in cost of emission certificates of $54,974 resulting from the closure of unprofitable stores during the twelve months ended December 31, 2005.

Store operating expenses  Store operating expenses increased $1,155,002, or 73.4% in the six month period ended June 30, 2006 and was $2,729,523 or 56.8% of revenues, compared to $1,574,521 or 62.1% of revenues in the six month period ended June 30, 2005.  The increase was primarily due to $1,247,204 in store operating expenses from the fourteen additional stores acquired in Texas and Utah after June 30, 2005, offset by a decrease in store operating expenses of $258,585 resulting from the closure of unprofitable stores during the twelve months ended December 31, 2005.  Store operating expenses from the acquired stores accounted for 45.7% of our total store operating expenses for the three months ended June 30, 2006.

General and administrative expenses.  Our general and administrative expenses decreased $117,504 or 14.1% to $718,662 in the six month period ended June 30, 2006 from $836,166 in the six month period ended June 30, 2005.  The decrease in general and administrative expenses was primarily due to a reduction of approximately $188,000 in consulting, legal and accounting fees partially offset by an increase of $79,000 in stock/warrant compensation expense from the adoption of SFAS No. 123(R) (see Note 5 Share-Based Compensation) and an decrease of approximately $9,000 for other corporate expenses. The decrease in our general and administrative expenses along with the 89.5% increase in revenues during the same period indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues.  As we continue to grow organically and through future acquisitions we expect revenues will continue to increase at a faster rate than will general and administrative expenses and these efficiencies will result in more profitable operations.

Interest Expense, Net Income (Loss) and Earnings Per Share

Our interest expense, net income (loss) and earnings per share for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is as follows:

	Three Months Ended
	June 30
	2006	2005
Income (loss) from operations	$82,158	$(399,894)
Interest expense	3,054	65,293
Net Income (loss)	79,104	(465,187)
Preferred stock dividends on Series A convertible preferred stock	—	44,110
Net income (loss) attributable to common shareholders	$79,104	$(509,297)

Basic income (loss) per share	$0.03	$(0.20)
Diluted income (loss) per share	$0.01	$(0.20)

Weighted average shares outstanding, basic	2,888,642	2,509,517
Weighted average shares outstanding, diluted	7,168,640	2,509,517

Our interest expense during the three months ended June 30, 2006 was $3,054, a $62,239, or 95% decrease compared to $65,293 for the three months ended June 30, 2005. The decrease was mainly attributable to the conversion of debt to equity and repayments totaling $1,257,253, subsequent to June 30, 2005. Total long-term debt, including current portion, as of June 30, 2006 was approximately $51,747.

During the three months ended June 30, 2006, we had net income (diluted) attributable to common shareholders of $79,104 or $0.01 per weighted-average share (diluted). During the three months ended June 30, 2005, we reported a net loss (diluted) attributable to common shareholders of $509,297 or ($0.20) per weighted-average share (diluted). The $588,401 increase in net income attributable to common shareholders for the three months ended June 30, 2006 was primarily due to approximately $400,000 in net income from its Mr. Sticker and Just Inc. acquisitions in 2005, a decrease in general and administrative expenses of approximately $129,000, a decrease in interest expense of approximately $62,000 and a decrease in preferred stock dividends on Series A convertible preferred stock of approximately $44,000, offset by a $51,000 increase in stock compensation expense due to the adoption of SFAS No. 123(R).

Our interest expense, net income (loss) and earnings per share for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is as follows:

	Six Months Ended
	June 30
	2006	2005
Income (loss) from operations	$113,015	$(697,531)
Interest expense	5,831	129,386
Net Income (loss)	107,184	(826,917)
Preferred stock dividends on Series A convertible preferred stock	—	88,220
Net income (loss) attributable to common shareholders	$107,184	$(915,137)

Basic income (loss) per share	$0.04	$(0.37)
Diluted income (loss) per share	$0.02	$(0.37)

Weighted average shares outstanding, basic	2,825,910	2,497,046
Weighted average shares outstanding, diluted	7,105,908	2,497,046

Our interest expense during the six months ended June 30, 2006 was $5,831, a $123,555, or 95% decrease compared to $129,686 for the six months ended June 30, 2005. The decrease was mainly attributable to the conversion of debt to equity and repayments totaling $1,257,253, subsequent to June 30, 2005. Total long-term debt, including current portion, as of June 30, 2006 was approximately $51,747.

During the six months ended June 30, 2006, we had net income (diluted) attributable to common shareholders of $107,184 or $0.02 per weighted-average share (diluted). During the six months ended June 30, 2005, we reported a net loss (diluted) attributable to common shareholders of $915,137 or ($0.37) per weighted-average share (diluted). The $1,022,321 increase in net income attributable to common shareholders for the six months ended June 30, 2006 was primarily due to approximately $726,000 in net income from its Mr. Sticker and Just Inc. acquisitions in 2005, a decrease in general and administrative expenses of approximately $118,000, a decrease in interest expense of approximately $124,000 and a decrease in preferred stock dividends on Series A convertible preferred stock of approximately $88,000, offset by a $79,000 increase in stock compensation expense due to the adoption of SFAS No. 123(R).

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2006, we generated positive operating cash flows for the first time in the Company’s history. With four acquisitions completed during 2004, two during 2005 and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow on a consistent basis during 2006.  The Company has funded operations and acquisitions primarily through the issuance of equity securities. In the future we may also use our equity securities in order to raise additional capital.  We are currently reviewing and pursuing opportunities to raise capital, although the terms of an offering have not been determined.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2006 as compared to December 31, 2005 were:

	June 30, 2006	December 31, 2005	Change
Cash	$309,662	$250,227	$59,435
Total current assets	489,873	390,510	99,363
Total assets	10,051,121	9,993,897	57,224
Accounts payable	366,642	559,089	(192,447)
Total current liabilities	1,028,031	1,207,747	(179,716)
Total liabilities	1,028,031	1,207,747	(179,716)
Total shareholders’ equity	$9,023,090	$8,786,150	$236,940

Cash Requirements

For the six months ended June 30, 2006 our net cash provided by operating activities was $202,638, as compared to net cash used in operating activities of ($417,806) during the six months ended June 30, 2005. Positive operating cash flows during the six months ended June 30, 2006 were primarily created by a net income from operations of $107,184, from non-cash stock related expenses of $126,924 plus depreciation and amortization of $195,371, partially offset by a decrease of $171,835 in accounts payable and accrued liabilities and an increase in other current assets of $39,922 and an increase in other assets of $7,200. Because of our growth, we do not have an opinion as to how indicative these results will be of future results.

For the six months ended June 30, 2005, net cash used by operations of ($417,806) was primarily created by a net loss from operations of $826,917, plus a decrease of $161,978 in accounts payable and accrued liabilities, partially offset by non-cash stock related expenses of $273,207, depreciation of $169,231 and an increase in interest payable to related parties of $105,968.

Sources and Uses of Cash

Net cash used in investing activities was $132,729 and $3,063,257 for the six months ended June 30, 2006 and 2005, respectively. The investing activities during the six months ended June 30, 2006 were due to capital expenditures related to the building of new stores and other property and equipment in the amount of $144,729 offset by the receipt of $12,000 related to the sale of emissions testing equipment.  The net cash used in investing activities for the six months ended June 30, 2005 was used primarily to acquire Mr. Sticker on June 30, 2005.

Net cash used in and provided by financing activities was $10,474 and $3,552,409 for the six months ended June 30, 2006 and 2005, respectively. Net cash used in financing activities during the six months ended June 30, 2006 resulted primarily from the payment of capital leases of $10,474.  Net cash provided by financing activities during the six months ended June 30, 2005 resulted primarily from the issuance of $3,160,000 in net proceeds from the issuance of the Series B convertible preferred stock, $350,000 in promissory note proceeds from a related party, and $90,000 in proceeds from the sale of a convertible debenture, offset by payments on capital leases.  The promissory note was converted to equity on October 14, 2005.

Historically, we have not generated sufficient cash flow from operations to fund growth as we continued to acquire and open new emission testing stations.  However, operations for the last six months have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate that we may be able to operate at a profitable level on a consistent basis.  Until such time, however, and in order to complete the acquisitions, we will need to raise additional capital through the sale of our equity securities and or through debt financing to continue implementation of our growth strategy.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, the Company has identified accounting policies related to valuation of our common stock and for assessing whether any value should be assigned to a warrant that we believe are key to an understanding of its financial statements. Additionally, the Company has identified accounting policies related to the valuation of goodwill, created as the result of business acquisitions, as a key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

PART II

ITEM 1    Legal Proceedings

As of June 30, 2006, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would adversely affect our operations.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2006, we issued 18,500 shares of our common stock, restricted in accordance with Rule 144, to an unrelated consultant. These shares were issued for services rendered to us which were valued at a price of $1.00 per share. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultant is a sophisticated investor and familiar with our operations.

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

(b)           Reports on Form 8-K

On April 24, 2006, we filed an Item 5.02 Current Report on Form 8-K regarding the resignation of our Chief Financial Officer and the appointment of his replacement.

On June 21, 2006, we filed an Item 5.02 Current Report on Form 8-K regarding the appointment of a director and the resignation of two directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: August 14, 2006	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: August 14, 2006	By:	/s/ Michael Shanahan
Michael Shanahan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.