Form 10QSB
period 2006-09-30
SPEEDEMISSIONS INC
filed 2006-11-08
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number: 000-49688

Speedemissions, Inc.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961488 (I.R.S. Employer Identification No.)

1015 Tyrone Road Suite 220 Tyrone, GA (Address of principal executive offices)	30290 (Zip Code)

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

As of November 2, 2006, there were 2,963,528 shares of common stock, par value $0.001, issued and outstanding.

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

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheet

September 30, 2006

(Unaudited)

Assets
Current assets:
Cash	$410,943
Other current assets	168,197

Total current assets	579,140

Property and equipment, at cost less accumulated depreciation and amortization	1,316,647
Goodwill	8,107,171
Other assets	52,726

Total assets	$10,055,684

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$339,436
Accrued liabilities	383,546

Total current liabilities	722,982

Commitments and contingencies

Stockholders' equity:
Series A convertible and cumulative preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding	5
Series B convertible and cumulative preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 2,963,528 shares issued and outstanding	2,964

Additional paid-in capital	19,570,833
Deferred compensation	(18,853)
Accumulated deficit	(10,224,728)

Total stockholders' equity	9,332,702

Total liabilities and stockholders' equity	$10,055,684

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenue	$2,484,492	$2,084,061	$7,286,789	$4,617,932

Costs and expenses:
Cost of emission certificates	601,186	615,745	1,842,776	1,436,546
Store operating expenses	1,426,122	1,136,280	4,155,151	2,710,808
General and administrative expenses	353,317	863,963	1,071,978	1,700,119

Income (loss) from operations	103,867	(531,927)	216,884	(1,229,541)
Interest expense	2,325	70,291	8,158	199,679

Net income (loss)	$101,542	$(602,218)	$208,726	$(1,429,220)
Less preferred dividends—undeclared	—	44,110	—	132,330

Net income (loss) attributable to common shareholders	$101,542	$(646,328)	$208,726	$(1,561,550)

Net income (loss) per share (basic)	$0.03	$(0.25)	$0.07	$(0.61)

Net income (loss) per share (diluted)	$0.01	$(0.25)	$0.03	$(0.61)

Weighted average shares outstanding, basic	2,903,744	2,635,530	2,852,140	2,543,715

Weighted average shares outstanding, diluted	7,468,742	2,635,530	7,417,138	2,543,715

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$208,726	$(1,429,220)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	291,439	333,692
Loss (gain) on sale of assets	(9,993)	14,046
Share based compensation expenses	65,078	(19,949)
Stock issued for services	68,500	341,614
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(27,915)	(185,407)
Other assets	(11,525)	9,920
Accrued interest on long-term debt payable to related parties	3,881	163,948
Accounts payable and accrued liabilities	(172,226)	(307,599)

Net cash provided by (used in) operating activities	415,965	(1,078,955)

Cash flows from investing activities:
Acquisition of businesses	(100,000)	(5,012,486)
Proceeds from asset sales	14,854	34,000
Purchases of property and equipment	(153,684)	(35,955)
Cash acquired in acquisition	—	3,102

Net cash used in investing activities	(238,830)	(5,011,339)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	—	6,101,400
Proceeds from promissory note payable to related party	—	350,000
Payments on promissory notes	—	(165,000)
Proceeds from convertible debenture	—	126,000
Payments on capitalized leases	(16,419)	(39,419)

Net cash provided by (used in) financing activities	(16,419)	6,372,981

Net increase in cash	160,716	282,687
Cash at beginning of period, December 31	250,227	16,431

Cash at end of period, September 30	$410,943	$299,118

Supplemental Information:
Cash paid during the period for interest	$4,277	$25,613

Non-cash Investing and Financing activities:
Equity securities issued in connection with the acquisitions	$200,000	$43,000
Equity securities issued in payment of notes payable	$—	$57,418

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

General

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001 for an unrelated business purpose. In June 2003, a new business plan was adopted and we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. (“Speedemissions” or the “Company”) in September 2003.

Nature of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Speedemissions and its wholly-owned subsidiaries, Mr. Sticker, Inc. and Just, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2006 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

As of September 30, 2006, the Company operated 34 emissions testing stations and 4 mobile units in the greater metropolitan areas of Atlanta, Georgia, Houston, Texas and Salt Lake City, Utah. The Company does business under the trade names Speedemissions, Mr. Sticker and Sticker Stop (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emission certificates is shown separately in the accompanying consolidated statements of operations.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and whenever an impairment indicator arises.

Income Taxes

Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax filing in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. See Note 5 for additional disclosures.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109,. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

Note 2: Going Concern

The Company incurred losses prior to January 1, 2006, and had not generated a profit prior to this period, which raises substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2005. However, operations for the last nine months ended September 30, 2006 have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth. Nevertheless, the Company cannot guarantee that there will be continuing profits in the future. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company has taken certain steps to reduce its operating expenses and financial requirements in an effort to enable it to continue as a going concern while we attempt to increase revenues, including expanding its revenue opportunities through the acquisitions of Mr. Sticker, Inc. and Just, Inc. in 2005, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel. As a result of these actions, the Company operated at a profit in each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

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

Note 3: Debt Payable to Related Parties

The Company has a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh, a former director of the Company. The note bears interest at 10% per annum. The unpaid principal and interest due as of September 30, 2006 is $58,038.

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

Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock or 2,083,333 shares of common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $1.20 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution, or winding up of the Company, preferred shareholders are entitled to be paid prior to any preference of any other payment or distribution.

On June 30, 2005, the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the “Preferred B Stock”) and 4,390,000 common stock purchase warrants (“B-1

Warrants” and “B-2 Warrants”) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses were $5,906,400. In addition to the cash portion of the advisors fee, the Company issued 285,000 common stock purchase warrants to Prospect Financial Advisors, LLC, which are exercisable for a period of five years at an exercise price of $0.60 per share of common stock to be acquired upon exercise. The Company also issued 50,000 common stock purchase warrants to Strasbourger, LLC, as a finder’s fee, which are exercisable for a period of three years at an exercise price of $2.00 per share of common stock to be acquired upon exercise. On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Mr. Sticker. On September 8, 2005, the Company used or committed to pay at a future date, in accordance with the terms of the purchase agreement, $2,300,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Just, Inc. The remainder of the net proceeds, or $446,400, was retained by the Company for working capital.

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

On February 23, 2006, Barron Partners, LP, converted 18,518 shares of Preferred B Stock into 140,000 shares of common stock. Barron Partners, LP owned 2,481,482 shares of Preferred B Stock as of September 30, 2006.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 2,963,528 and 2,683,581 shares were issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.

In the nine months ended September 30, 2006 and 2005, the Company issued 68,500 and 1,039,422 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services. The Company recognized expense of $68,500 and $341,614 in the nine months ended September 30, 2006 and 2005, respectively.

On September 13, 2006, the Company issued 71,430 shares to the former owners of Just, Inc, pursuant to the original terms of purchase agreement.

Earnings per share of common stock are based on the weighted average number of the basic shares and dilutive shares outstanding. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

	Three Months Ended
	September 30
	2006	2005
Weighted average common shares (basic)	2,903,744	2,635,530

Weighted average common shares	2,903,744	2,635,530
Diluted effect of stock warrants	287,500	—
Diluted effect of unrestricted preferred Series A shares	4,277,498	—

Weighted average common shares (diluted)	7,468,742	2,635,530

	Nine Months Ended
	September 30
	2006	2005
Weighted average common shares (basic)	2,963,528	2,543,715

Weighted average common shares	2,963,528	2,543,715
Diluted effect of stock warrants	287,500	—
Diluted effect of unrestricted preferred Series A shares	4,277,498	—

Weighted average common shares (diluted)	7,417,138	2,543,715

Stock Option Plans

Speedemissions’ board of directors and stockholders approved Speedemissions’ Inc. 2006 Stock Grant and Option Plan (“2006 Plan”), effective September 18, 2006, pursuant to which 2,000,000 shares of common stock have been reserved for issuance under the 2006 Plan. There were no options issued or outstanding under the 2006 Plan as of September 30, 2006.

There were 318,475 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan and 2005 Omnibus Stock Grant and Option Plan as of September 30, 2006 and December 31, 2005. There were no options granted or exercised during the nine month period ended September 30, 2006.

Stock Warrants

There were 17,680,437 and 17,460,430 common stock warrants issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the period presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the vesting period of the options.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common shareholders as reported	$(646,328)	$(1,561,550)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	32,186	(45,965)

Pro forma net loss attributable to common shareholders	$(614,142)	$(1,607,515)

Basic and diluted loss per share – as reported	$(0.25)	$(0.61)

Basic and diluted loss per share – pro forma	$(0.23)	$(0.63)

The fair value of stock options issued during the nine months ended September 30, 2005 and September 30, 2006 have been determined using the Black-Scholes option-pricing model with the following assumptions risk-free interest rates of 3.0%; expected lives of 3 years; expected volatility of 45.0%; and no dividend yield.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. There were no options granted during the nine months ended September 30, 2006.

As a result of adopting SFAS No. 123(R), the Company recorded $6,655 and $65,079 in share-based compensation expense during the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $33,274 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two years.

Note 6: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2006 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 7: Contingencies

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

Note 8: Subsequent Events

On October 2, 2006, the Company issued options to purchase up to 1,973,600 shares of common stock from its 2006 Stock Grant and Option Plan to its employees and directors at $0.58, the market value of the stock at the date of the grant.

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

Overview

As of September 30, 2006 we operated 34 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

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

We want to grow. We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units. We intend to continue growing by acquiring more competitors and opening new testing centers. We have no current plans to close any stores. On an ongoing basis we evaluate stores for closure based on performance.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent accountants included an explanatory paragraph in their report on our audited financial statements for the period ending December 31, 2005 stating that the financial statements were prepared assuming that we will continue as a going concern. They noted that, as of December 31, 2005 we had not yet generated significant revenues, that we had a large accumulated working capital deficit, and that there were no assurances that we would be able to meet our financial obligations in the future.

Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph was applicable when the objective test was applied for the period ending December 31, 2005, we believe that if we can continue to successfully implement our business plan in the current fiscal year, future audit reports may be issued without this explanatory paragraph. Our operations for the last nine months ended September 30, 2006 have generated sufficient profits to cover operating expenses, and we have used some of these profits to open a new store. Nevertheless, we cannot guarantee that we will continue to generate future profits and experience future growth; therefore, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, which may impair our ability to raise capital.

Results of Operations

Introduction

Our operations continue to reflect a significantly different company as of September 30, 2006 versus September 30, 2005. We made two acquisitions in 2005 which resulted in the addition of six and eight emissions testing stations in Texas and Utah, respectively. Therefore, our operating expenses and revenues during the three and nine months ended September 30, 2006 was significantly greater than the three and nine months ended September 30, 2005.

Three Months Ended September 30, 2006 and 2005

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income (loss) from operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were as follows:

	Three Months Ended
	September 30		Percentage
	2006	2005	Change
Revenue	$2,484,492	$2,084,061	19.2%
Cost of emission certificates	601,186	615,745	(2.4%)
Store operating expenses	1,426,122	1,136,280	25.5%
General and administrative expenses	353,317	863,963	(59.1%)

Income (loss) from operations	$103,867	$(531,927)	119.5%

Revenue. Revenue increased $400,031 or 19.2% to $2,484,492 in the three months ended September 30, 2006 compared to $2,084,061 in the three months ended September 30, 2005. The increase was primarily due to a $522,502 increase in revenue from operating eight stores acquired in Utah for a full three months during the quarter ended September 30, 2006 compared to operating the same stores for only one month during the quarter ended September 30, 2005. A net increase of $13,083 in same store sales at the Company’s Texas and Georgia stores also contributed to the increase in revenues offset by a decrease in revenue from the closure of unprofitable stores of $139,872.

Cost of emission certificates. Cost of emission certificates decreased $14,559 or (2.4%) in the three month period ended September 30, 2006 and was $601,186 or 24.2% of revenues, compared to $615,745 or 29.5% of revenues in the three months ended September 30, 2005. The decrease was primarily due to a $42,552 decrease in cost of emission certificates from a reduction in tests resulting from the closure of unprofitable stores, a net decrease in the cost of emission certificates of $8,045 at same stores at the Company’s Texas and Georgia stores, offset by an increase of $34,725 from operating eight stores acquired in Utah for a full three months during the quarter ended September 30, 2006 compared to operating the same stores for only one month during the quarter ended September 30, 2005.

Store operating expenses. Store operating expenses increased $289,842, or 25.5% in the three month period ended September 30, 2006 and was $1,426,122 or 57.4% of revenues, compared to $1,136,280 or 54.5% of revenues in the three month period ended September 30, 2005. The increase was primarily due to $224,059 in store operating expenses from operating eight stores in Utah for a full three months during the quarter ended September 30, 2006 compared to operating the same stores for only one month during the quarter ended September 30, 2005. Store operating expenses from same stores at the Company’s Texas and Georgia stores increased $136,515 over the comparable three month period in 2005 partly due to a facility maintenance program to improve the appearance of each store during the three month period ended September 30, 2006. The increase was offset by a decrease in store operating expenses of $78,738 resulting from the closure of unprofitable stores.

General and administrative expenses. Our general and administrative expenses decreased $510,646, or 59.1% to $353,317 in the three month period ended September 30, 2006 from $863,963 in the three month period ended September 30, 2005. The decrease in general and administrative expenses was primarily due to a reduction of $305,423 in one time non-interest financing charges incurred in the quarter ended September 30, 2005, a reduction of $221,792 in consulting, legal and accounting fees partially offset by an increase of $6,655 in stock/warrant compensation expense from the adoption of SFAS No. 123(R) (see Note 5 Share-Based Compensation). The decrease in our general and administrative expenses along with the 19.2% increase in revenues during the same period indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we continue to grow organically and through future acquisitions we expect revenues will continue to increase at a faster rate than will general and administrative expenses and these efficiencies will result in more profitable operations.

Interest Expense, Net Income (Loss) and Earnings Per Share Our interest expense, net income (loss) and earnings per share for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is as follows:

	Three Months Ended
	September 30
	2006	2005
Income (loss) from operations	$103,867	$(531,927)
Interest expense	2,325	70,291

Net Income (loss)	101,542	(602,218)
Preferred stock dividends on Series A convertible preferred stock	—	44,110

Net income (loss) attributable to common shareholders	$101,542	$(646,328)

Basic income (loss) per share	$0.03	$(0.25)

Diluted income (loss) per share	$0.01	$(0.25)

Weighted average shares outstanding, basic	2,903,744	2,635,530

Weighted average shares outstanding, diluted	7,468,742	2,635,530

Our interest expense during the three months ended September 30, 2006 was $2,325 a $67,966 or 96.7% decrease compared to $70,291 for the three months ended September 30, 2005. The decrease was mainly attributable to the conversion of debt to equity and repayments totaling $1,257,253, subsequent to June 30, 2005. The Company had no long term debt as of September 30, 2006. The current portion of interest bearing debt, as of September 30, 2006 was $51,747.

During the three months ended September 30, 2006, we had net income attributable to common shareholders of $101,542 or $0.01 per weighted-average share (diluted). During the three months ended September 30, 2005, we reported a net loss attributable to common shareholders of $646,328 or ($0.25) per weighted-average share (basic and diluted). The $747,870 increase in net income attributable to common shareholders for the three months ended September 30, 2006 was primarily due to net income increase of $63,718 from operating eight stores acquired in Utah for a full three months during the quarter ended September 30, 2006 compared to operating the same stores for only one month during the quarter ended September 30, 2005, a decrease in general and administrative expenses of $510,646, a decrease in interest expense of $67,966 and a decrease in preferred stock dividends on Series A convertible preferred stock of $44,110.

Nine Months Ended September 30, 2006 and 2005

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, and income (loss) from operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were as follows:

	Nine Months Ended
	September 30		Percentage
	2006	2005	Change
Revenue	$7,286,789	$4,617,932	57.8%
Cost of emission certificates	1,842,776	1,436,546	28.3%
Store operating expenses	4,155,151	2,710,808	53.3%
General and administrative expenses	1,071,978	1,700,119	(37.0%)

Income (loss) from operations	$216,884	$(1,229,541)	117.6%

Revenue. Revenue increased $2,668,857, or 57.8% to $7,286,789 in the nine months ended September 30, 2006 compared to $4,617,932 in the nine months ended September 30, 2005. The increase was primarily due to an increase of $2,915,874 in revenue from operating the fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full nine months, offset by a decrease in revenue of $158,873 resulting from the closure of unprofitable stores and net decrease of $92,838 for same store sales at the Company’s Texas and Georgia stores.

Cost of emission certificates Cost of emission certificates increased $406,230 or 28.3% in the nine month period ended September 30, 2006 and was $1,842,776, or 25.3% of revenues, compared to $1,436,546 or 31.1% of revenues in the nine months ended September 30, 2005. The increase was primarily due to $519,165 in cost of emission certificates from operating the fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full nine months, offset by a decrease in cost of emission certificates of $57,207 resulting from the closure of unprofitable stores, a net decrease in the cost of emission certificates of $57,036 for same stores at the Company’s Texas and Georgia stores.

Store operating expenses Store operating expenses increased $1,444,343, or 53.3% in the nine month period ended September 30, 2006 and was $4,155,151 or 57.0% of revenues, compared to $2,710,808 or 58.7% of revenues in the nine month period ended September 30, 2005. The increase was primarily due to $1,486,209 in increased store operating expenses from operating fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full nine months, a net increase in store operating expenses of $196,123 for same stores at the Company’s Texas and Georgia stores, offset by a decrease in store operating expenses of $247,222 resulting from the closure of unprofitable stores.

General and administrative expenses. Our general and administrative expenses decreased $628,141 or 37.0% to $1,071,978 in the nine month period ended September 30, 2006 from $1,700,119 in the nine month period ended September 30, 2005. The decrease in general and administrative expenses was primarily due to a reduction of approximately $384,000 in consulting, legal and accounting fees, $341,000 in one time non-interest finance charges partially offset by an increase of $86,000 in stock/warrant compensation expense from the adoption of SFAS No. 123(R) (see Note 5 Share-Based Compensation) and an increase of approximately $11,000 for other corporate expenses. The decrease in our general and administrative expenses along with the 57.8% increase in revenues during the same period indicates that the significant fixed expenses associated with being a public company do not increase proportionally with increased revenues. As we continue to grow organically and through future acquisitions we expect revenues will continue to increase at a faster rate than will general and administrative expenses and these efficiencies will result in more profitable operations.

Interest Expense, Net Income (Loss) and Earnings Per Share Our interest expense, net income (loss) and earnings per share for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is as follows:

	Nine Months Ended
	September 30
	2006	2005
Income (loss) from operations	$216,884	$(1,229,541)
Interest expense	8,158	199,679

Net Income (loss)	208,726	(1,429,220)
Preferred stock dividends on Series A convertible preferred stock	—	132,330

Net income (loss) attributable to common shareholders	$208,726	$(1,561,550)

Basic income (loss) per share	$0.07	$(0.61)

Diluted income (loss) per share	$0.03	$(0.61)

Weighted average shares outstanding, basic	2,852,140	2,543,715

Weighted average shares outstanding, diluted	7,417,138	2,543,715

Our interest expense during the nine months ended September 30, 2006 was $8,158, a $191,521, or 95.9% decrease compared to $199,679 for the nine months ended September 30, 2005. The decrease was mainly attributable to the conversion of debt to equity and repayments totaling $1,257,253, subsequent to June 30, 2005. Total long-term debt, including current portion, as of September 30, 2006 was $51,747.

During the nine months ended September 30, 2006, we had net income attributable to common shareholders of $208,726 or $0.07 per weighted-average share (diluted). During the nine months ended September 30, 2005, we reported a net loss attributable to common shareholders of $1,561,550 or ($0.61) per weighted-average share (basic and diluted). The $1,770,276 increase in net income attributable to common shareholders for the nine months ended September 30, 2006 was primarily due to net income increase of $910,500 from operating fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full nine months, a decrease in general and administrative expenses of $628,141, a decrease in interest expense of $191,521 and a decrease in preferred stock dividends on Series A convertible preferred stock of $132,330.

Liquidity and Capital Resources

Introduction

For the quarter ending March 31, 2006, we generated positive operating cash flows for the first time in the Company’s history. As we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, may not achieve positive operating cash flow on a consistent basis during 2007. The Company has funded operations and acquisitions primarily through the issuance of equity securities. In the future we may continue to issue our equity securities in order to raise additional capital. We are currently reviewing and pursuing opportunities to raise capital, although the terms of an offering have not been determined.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2006 as compared to December 31, 2005 were:

	September 30, 2006	December 31, 2005	Change
Cash	$410,943	$250,227	$160,716
Total current assets	579,140	390,510	188,630
Total assets	10,055,684	9,993,897	61,787
Accounts payable	339,436	559,089	(219,653)
Total current liabilities	722,982	1,207,747	(484,765)
Total liabilities	722,982	1,207,747	(484,765)
Total shareholders’ equity	$9,332,702	$8,786,150	$546,552

Cash Requirements

For the nine months ended September 30, 2006 our net cash provided by operating activities was $415,965 as compared to net cash used in operating activities of ($1,078,955) during the nine months ended September 30, 2005. Positive operating cash flows during the nine months ended September 30, 2006 were primarily created by a net income from operations of $208,726, from non-cash stock related expenses of $133,578 plus depreciation and amortization of $291,439, partially offset by a decrease of $172,226 in accounts payable and accrued liabilities and an increase in other current assets of $27,915 and an increase in other assets of $11,525. Because of our growth, we do not have an opinion as to how indicative these results will be of future results.

For the nine months ended September 30, 2005, net cash used by operations of ($1,078,955) was primarily created by a net loss from operations of $1,429,220, plus a decrease of $307,599 in accounts payable and accrued liabilities and an increase of $185,407 in other current assets, partially offset by non-cash stock related expenses of $341,614, depreciation of $333,692 and an increase in interest payable to related parties of $163,948.

Sources and Uses of Cash

Net cash used in investing activities was $238,830 and $5,011,339 for the nine months ended September 30, 2006 and 2005, respectively. The investing activities during the nine months ended September 30, 2006 were due to capital expenditures related to the building of new stores and other property and equipment in the amount of $153,684, payment of $100,000 previously withheld for contingent liabilities on the acquisition price of Just, Inc., offset by the receipt of $14,854 related to the sale of equipment. The net cash used in investing activities for the nine months ended September 30, 2005 was used primarily to acquire Mr. Sticker and Just Inc.

Net cash used in and provided by financing activities was $16,419 and $6,372,981 for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in financing activities during the nine months ended September 30, 2006 resulted primarily from the payment of capital leases of $16,419. Net cash provided by financing activities during the nine months ended September 30, 2005 resulted primarily from the issuance of $6,101,400 in net proceeds from the issuance of the Series B convertible preferred stock, $350,000 in promissory note proceeds from a related party, and $126,000 in proceeds from the sale of convertible debentures, offset by payments on capital leases. The promissory note was converted to equity on October 14, 2005.

Historically, we had not generated sufficient cash flow from operations to fund growth as we continued to acquire and open new emission testing stations. However, operations for the last nine months have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth and reduce our liabilities. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate that we may be able to operate at a profitable level on a consistent basis. Until such time, however, and in order to complete the acquisitions, we may need to raise additional capital through the sale of our equity securities and or through debt financing to continue implementation of our growth strategy.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, the Company has identified accounting policies related to valuation of our common stock and for assessing whether any value should be assigned to a warrant that we believe are key to an understanding of its financial statements. Additionally, the Company has identified accounting policies related to the valuation of goodwill, created as the result of business acquisitions, as key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

PART II

ITEM 1	Legal Proceedings

As of September 30, 2006, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-KSB for the year ended December 31, 2005.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on September 18, 2006 to elect five directors, , to approve and adopt the 2006 Plan, and to ratify the appointment of Tauber & Balser, P.C. as independent registered public accountants for the fiscal year ending December 31, 2006. All matters put before the stockholders were approved as follows:

	Election of Directors	For	Against	Abstained
Proposal 1	Richard A. Parlontieri	6,120,447	—	1,049,149
	Bradley A. Thompson	6,120,447	—	1,049,149
	Ernest A. Childs	6,120,447	—	1,049,149
	John Bradley	6,120,447	—	1,049,149
	Michael E. Guirlinger	6,120,447	—	1,049,149

Proposal 2	Approval and Adoption of the
	2006 Stock Grant and Option Plan	6,113,204	7,243	1,049,149

Proposal 3	Ratification of Appointment of
	Independent Registered Public Accountants	6,120,447	—	1,049,149

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14A Information Required in Proxy Statement dated September 6, 2006.

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

SPEEDEMISSIONS, INC.

Date: November 8, 2006	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: November 8, 2006	By:	/s/ Michael Shanahan
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.