Form 10KSB
period 2006-12-31
SPEEDEMISSIONS INC
filed 2007-03-30
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Under Section 13 Or 15(d) of The Securities Exchange Act Of 1934

For The Fiscal Year Ended: December 31, 2006.

☐	Transition Report Under Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the Transition Period from              to

Commission file number: 000-49688

Speedemissions, Inc.

(Name of small business issuer in its charter)

Florida	33-0961488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Tyrone Road, Suite 220 Tyrone, Georgia	30290
(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. The issuer’s revenues for the year ended December 31, 2006 were $9,480,097.

The estimated aggregate market value of voting and non-voting common equity held by non-affiliates of the Company based on the closing price of $0.30 for our common stock on March 8, 2007 was $889,058.

As of March 8, 2007, there were 2,963,528 shares of common stock, par value $0.001, issued and outstanding.

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Speedemissions, Inc.

Part I

Item 1. Description of Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors.”

General

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. As of March 8, 2007, we operated 35 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area.

Reverse Stock Split

On November 18, 2005, our shareholders approved by written consent of a majority vote a 1-for-10 reverse stock split of the issued and outstanding shares of common stock with fractional shares being rounded up to the next whole share. We executed the amendment to the Articles of Incorporation on December 6, 2005 which went effective January 20, 2006. All share amounts including stock options and warrants, in this Annual Report have been adjusted to reflect the reverse stock split unless otherwise indicated.

Risk Factors

Our independent auditors have expressed doubt about our ability to continue as a going concern.

In their report dated March 27, 2007, our independent auditors stated that our financial statements for the years ended December 31, 2006 and 2005 were prepared assuming that we would continue as a going concern. However, our independent auditors raised substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, operating cash flow deficiencies, and our limited capital resources. Our future success and ability to continue as a going concern is contingent upon, among other things, the ability to achieve and maintain satisfactory levels of profitable operations, obtain and maintain adequate levels of debt and equity financing for expansion, and provide sufficient cash from operations to meet current and future obligations.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

Our limited operating history and losses to date make it difficult to evaluate our business. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 1,457,062 shares of our common stock. Upon exercise of all outstanding warrants at the exercise price of $1.20 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited could own up to 10,056,859 shares of our common stock. Barron Partners LP could acquire up to 31,487,430 shares of our common stock upon the exercise of outstanding warrants at the exercise price of $1.20 per share and the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market it would have a negative impact on our stock price.

There is an extremely limited market for our stock.

There is an extremely limited trading market for our common stock. Although our common stock is quoted on the OTC Bulletin Board, there are very few trades of our shares. Currently, there are approximately three market makers in our common stock. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development and maintenance of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers on the OTC Bulletin Board are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our losses from operations for each of the past three years, the going concern opinion by our auditors, the large number of shares reserved for issuance upon exercise of existing warrants or options or the conversion of outstanding shares of preferred stock, and the small size of our company mean that there can be no assurance of an active and liquid market for our common stock developing in the foreseeable future. Even if a market develops, we cannot assure you that a market will continue, or that shareholders will be able to resell their shares at any price. You should carefully consider the limited liquidity of your investment in our common stock.

We may have to pay a substantial amount of liquidated damages to a single shareholder if we fail to maintain certain requirements.

If we fail to maintain a majority of independent directors on our board or a majority of independent directors on both our Audit Committee and Compensation Committee, then we must pay to Barron Partners, LP (“Barron”) an amount equal to 24% of the purchase price of $6,615,000 for the Series B Convertible Preferred Stock and common stock warrants per annum, payable monthly. For every month the majority of our board or any of our committees is not independent, we must pay Barron liquidated damages in the amount of $132,300. Currently we have a majority of independent directors on our board.

If we fail to maintain the effectiveness of a resale registration statement for the shares held by Barron, then we must pay to Barron in the form of shares of Series B Convertible Preferred Stock an amount equal to 24% of the purchase price of $6,615,000 paid by Barron for the Series B Convertible Preferred Stock and common stock warrants per annum for each day the resale registration is not effective. For example, if we fail to maintain the effectiveness of the resale registration statement for a period of 30 days, we must issue to Barron approximately 49,315 shares of Series B Convertible Preferred Stock which would convert to approximately 372,822 shares of our common stock. Currently, the resale registration is effective.

We are obligated to redeem a series of our preferred stock upon a change of control.

If a person or group of persons other than GCA Strategic Investment Fund Ltd. acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA Strategic Investment Fund Ltd., we could be required to redeem the Series A Convertible Preferred

Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Series A Convertible Preferred Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of your common stock.

A change of control could occur if one shareholder exercises all of its common stock purchase warrants.

Barron may acquire 18,760,000 shares of common stock upon conversion of 2,481,481 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In addition, Barron may acquire 12,587,431 shares of common stock upon the exercise of warrants at $1.20 per share. However, Barron is restricted from exercising any portion of the common stock warrants which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless Barron revokes this restriction upon 61 days prior notice from Barron to Speedemissions. If Barron revokes this restriction relating to the warrants, it could control approximately 82% of outstanding shares of common stock based on number of outstanding shares as of March 8, 2007.

We depend upon government laws and regulations that may be changed in ways that may impede our business.

Our business depends upon government legislation and regulations mandating air pollution controls. At this point, Georgia, Texas and Utah laws are especially important to us because all of our existing emissions testing services are conducted in those states. Changes in federal or state laws that govern or apply to our operations could have a materially adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedures in our markets. For example, Georgia law could be changed so as to require that vehicles in the state be tested every other year, as opposed to every year. Such a change would reduce the number of vehicles that need to be tested in any given year and such a reduction would have a material adverse effect on our revenues in Georgia. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing. We cannot be assured that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing industry generally or, specifically, on our business.

We may be unable to effectively manage our growth and operations.

If we raise sufficient capital to support our growth strategy of both opening and acquiring stations, we anticipate rapid growth and development in a relatively short period of time. The management of this expansion will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel in order to effectively manage our expected growth and expansion. Failure to successfully manage our expected growth and development and difficulties in managing additional emissions testing stations could have a material adverse effect on our business and the value of our common stock.

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

Our business now depends primarily upon the efforts of Mr. Richard A. Parlontieri, who currently serves as our President and Chief Executive Officer. We believe that the loss of Mr. Parlontieri’s services would have a materially adverse effect on us. In this regard, we note that we have entered into a three-year employment agreement with Mr. Parlontieri. We maintain key-man life insurance on Mr. Parlontieri.

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

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliate, own approximately 51% of our outstanding shares and control approximately 80% of our outstanding voting securities. They have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

There are a large number of outstanding warrants, options and preferred stock which if exercised or converted will result in substantial dilution of the common stock.

As of March 8, 2007, there are 2,963,528 shares of common stock outstanding. If all warrants and options outstanding as of December 31, 2006 are exercised and all preferred stock are converted to common stock, there will be 45,982,088 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

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

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is quoted on the OTC Bulletin Board. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on Nasdaq. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Seasonality

Our business is affected by seasonality in Utah, which historically has resulted in lower sales volume during the winter months of inclement weather in our first and fourth quarters. Prior quarterly results are not indicative of first or fourth quarter results.

Expansion of Business

We are becoming a national provider of vehicles emissions testing and safety inspections. In the past three years, we have acquired some of our competitors in the Atlanta, Georgia; Houston, Texas, and Salt Lake City, Utah areas. We intend to continue opening company-owned and operated stores and to acquire more competitors, in both our current markets and other selected markets. We are creating brand awareness in our current testing stations through standard building style and façade, consistent color schemes, signs, and employee uniforms, and we advertise in select local markets.

Recent Corporate Developments

We opened one new emissions testing center in the Houston, Texas area since December 31, 2006, which increases the emission testing centers we operate to 35 in Atlanta, Georgia, Houston, Texas and Salt Lake City, Utah. We have two emissions testing centers in the Houston, Texas area that we expect to open before June 30, 2007.

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

In our Atlanta, Georgia locations, under the guidelines of the Georgia Clean Air Force program the mobile vehicle emission testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have four units and they serve the automobile fleets of the federal, state, and local governments. Also, all used cars, prior to being re-sold, must have a vehicle emission test, and thus we serve selected new and used car dealers throughout the greater Atlanta market. Finally, these units serve the fleets of major corporate and local government customers as well.

Industry Background – Government and Regulatory Overview

The United States Environmental Protection Agency (“EPA”) reported in 2003 that approximately 123 million people live in 333 counties across the United States that do not meet national air quality standards. The 2006 Motor Vehicle I/M Report, an annual report published by Sierra Research, states that 33 states and the District of Columbia currently have vehicle emissions testing programs. Each state as well as the District of Columbia has its own regulatory structure for emissions testing with which we must comply if we conduct business in that state.

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

Vehicle emissions control requirements have become progressively more stringent since the passage of the Clean Air Act in 1970. In 1990, Congress amended the Clean Air Act. The revisions required areas that did not meet national ambient air quality standards (NAAQS) to implement either basic or “enhanced” vehicle I/M emissions testing programs, depending upon the severity of the area’s air quality problem. The act also required that metro areas with populations of more than 100,000 implement enhanced I/M emissions testing regardless of their air quality designation.

On November 5, 1992, the EPA issued its original rule establishing minimum performance and administrative requirements for states developing air quality implementation plans. The EPA said areas that needed enhanced emissions testing would have to use their new “I/M 240” test procedure. However, the EPA decided to grant state governmental authorities the discretion to determine how best to establish and operate a network of emissions testing facilities, including the flexibility to choose either a centralized or a decentralized program.

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

Eighteen states have implemented decentralized programs, 12 states and the District of Columbia have implemented centralized programs, and two states have some counties that have centralized programs and other counties that have decentralized programs. There are three states that have implemented a hybrid program, whereby there are both decentralized and centralized testing stations.

On July 31, 1998, the EPA issued a final study that concluded that more stringent air quality standards for motor vehicle emissions are needed, and that such standards should be implemented as it becomes technologically feasible and cost-effective to do so. We believe that the setting of such standards will be the most important EPA regulatory initiative affecting motor vehicles since the passage of the 1990 Amendments. We believe that the EPA study is likely to result in more stringent standards that will have the effect of increasing the number of areas that must implement emissions testing programs and thereby potentially increasing the market for our service. On February 28, 2006, the EPA proposed new standards that would establish stringent new controls on gasoline passenger vehicles to further reduce emissions of mobile source air toxics.

Since 1977, when federal legislation first required states to comply with emissions standards through the use of testing programs, California has been a leader in testing procedures and technical standards. California has approximately 23 million vehicles subject to emissions testing, more than two times that of any other state. California’s testing program is overseen by the California Bureau of Automotive Repair (CARB). CARB has revised its emissions testing standards three times: in 1984, 1990 and, most recently, in 1997. With each of these revisions, the Bureau has required the use of new, more sophisticated and more accurate emissions testing and analysis equipment, which must be certified by CARB. California’s testing standards have become the benchmark for emissions testing in the United States.

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

However, today’s vehicles have different emissions problems. For tests on modern vehicles to be effective, the equipment must measure nitrogen oxide emissions that also cause smog and must test the vehicle under simulated driving conditions. The EPA now requires these enhanced tests in the major metropolitan areas of 33 states and the District of Columbia. A technician conducts these Accelerated Simulated Mode (ASM) tests on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration, deceleration and cruising, or the On Board Diagnostic (OBD) by plugging into the vehicles computerized operation system.

Emissions Testing in the State of Georgia

As a result of a rapidly increasing population, which has caused the levels of smog to escalate sharply, the 13 counties that make up the metro Atlanta area have been identified by the EPA as target sites for a mandatory vehicle inspection and maintenance program. In 1996, the Environmental Protection Division of the State of Georgia initiated “Georgia’s Clean Air Force” program that requires testing of certain vehicles in a 13 county area surrounding Atlanta, Georgia, for certain emission levels. These rules are set forth in Sections 391-3-20-.01 through .22 of the Rules of the Georgia Department of Natural Resources, Environmental Protection Division.

Georgia’s program is a decentralized program. All operators performing emissions testing in Georgia must have their technicians attend and complete certain state certified training, and report to the state on their emissions testing activities every month. Testing stations may be licensed to test all vehicles, which are known as ALL VEHICLES WELCOME stations, or only vehicles not more than ten years old, known as 1996 OR NEWER VEHICLES ONLY stations. All the stations we currently operate in Georgia, are “ALL VEHICLES WELCOME” stations.

Georgia’s Clean Air Force Program initially required a basic test of exhaust gases every two years. In 1997, the program was changed to include enhanced testing, which combines the simple exhaust test with a simulated road test using a dynamometer. Prior to January 1, 2000, Georgia required that vehicles in the 13 covered counties undergo an emissions test once every two years. In December 1999, the Georgia legislature revised the program to require testing on an annual basis, with an annual exemption for the three most recent model years.

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to the State of Georgia, there were approximately 700 licensed test sites, and approximately 2,386,000 tests were performed in Georgia under the Georgia Clean Air Force Program during the calendar year 2006.

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

Georgia law mandates compliance with its vehicle emissions testing program. For vehicles subject to the state’s emissions law, a successful test, or a waiver from the state, is required to obtain a vehicle registration in Georgia.

Emissions Testing in the State of Texas

The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of January 2007, 17 counties will be subject to enhanced vehicle emissions testing. The rules are set forth in § 114.50 of the Texas Administrative Code.

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

Emissions Testing in the State of Utah

The state of Utah allows a hybrid of the centralized and decentralized programs where the state operates a select number of emissions testing and safety inspection centers while authorizing those businesses such as an automotive repair shop, automobile dealers and other to conduct emissions testing and safety inspections. The Department of Health for each county manages emission testing and the Utah Highway Patrol manages safety inspection program. The emissions tests conducted are the same as in Georgia and Texas. We charge $38.00 for the emissions test in Salt Lake County and $25 in Weber County where the maximum fee is $25. Depending on the location of the testing center, a fee of $1.80 is remitted to Salt Lake County and $3.00 to Weber County. We charge $17 for the safety inspections in both counties and a fee of $2.00 is remitted to the Utah Highway Patrol per safety inspection.

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

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 am and 6:00 pm, and from 8:30 am to 5:00 pm on Saturdays, for a total of 58.5 hours per week. We operate some stations on Sundays in Texas. The average emissions test in Georgia takes approximately 8 to 12 minutes to complete. In Texas and Utah, because of the safety inspection, the completion time is slightly longer. Therefore, each of our stations with one testing bay can test anywhere from three to four vehicles per hour. In addition, we do a limited amount of oil changes in six of our Texas locations.

We currently purchase our raw materials, such as filters, hoses, etc., from several suppliers, and because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a material portion of our materials. Certificates of Emission Inspection are purchased from the Georgia Clean Air Force, and emission and safety inspection stickers are purchased from the Texas Department of Public Safety, the Salt Lake Valley Health Department through Systech, and Utah Highway Patrol.

Intellectual Property

We have registered the trade name “Speedemissions” in Fulton County, Georgia, and Austin, Texas, and are thereby authorized to conduct our business in Georgia and Texas under the name “Speedemissions.” We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

Competition

The emissions testing industry is full of small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations all offer the service. There are no national competitors at this time. Competition is fierce, and we expect competition from local operators at all of our locations. We expect such competition whenever and wherever we open or acquire a station. Our market share is too small to measure. Our revenue from emissions testing is affected primarily by the number of vehicles our stations perform, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce our fees to $20.00 in some of our Atlanta stations. We intend to compete by creating brand awareness through advertising, a standard building style and facade, and consistent color schemes and uniforms. Because most families own more than one vehicle, and they are required to have their vehicle tested on a regular basis, we anticipate that we can retain repeat customers. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

We currently employ 114 individuals. Of these 114 employees, seven are employed in administrative positions at our headquarters, including our Chief Executive Officer, Richard A. Parlontieri, while 107 are employed on-site at our testing locations. 103 of our employees are full-time, while 11 are employed on a part-time basis.

Item 2. Description of Property

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and training classroom with a term that expires on April 30, 2009, with two 2-year renewal options.

Testing Facilities

We lease the land and buildings we use in connection with 33 of our existing emissions testing facilities, and we own one building and the associated land in Lawrenceville, GA. A Georgia Department of Transportation and Gwinnett County road widening project resulted in the sale of the Lawrenceville property that we own to Gwinnett County on January 24, 2007. We have filed an appeal based on the amount of just and fair compensation, which includes the (a) fair market value of the property taken, (b) any consequential damage to the remaining property, and (c) any business loss resulting from the taking. As of March 8, 2007, we still occupied the building and continued to perform emission tests at the location. The final amount of compensation to be paid to Speedemissions by Gwinnett County for the building and land and the date we will have to vacate the premises was not known as of March 8, 2007. We intend to repay the $60,000 line of credit secured by the property and reinvest proceeds into new and existing stores. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 34 stores as of December 31, 2006:

Location	Number of Stores
Georgia	15
Texas	11 (1)

Utah	8

(1)	We opened one store in March 2007 and expect to open two additional testing facilities in Texas by June 30, 2007.

Item 3. Legal Proceedings

Except as disclosed in Note 12 to the Consolidated Financial Statements, we are not currently a party to or otherwise involved in any legal proceedings that would have a material adverse affect on our business.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2006.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “SPMI”. Prior to January 20, 2006, our common stock was traded on the OTC Bulletin Board under the symbol SPEM. Although our common stock is quoted on the OTC Bulletin Board, there has been limited trading, at widely varying prices, and trading to date has not created an active market for our common stock. Thus, the prices at which trades occurred may not be representative of the actual value of our common stock. On a number of days during this period, there were no trades at all in our common stock.

The following table sets forth, for the periods indicated, the high and low bids of our common stock (adjusted to reflect a 1-for-10 reverse stock split on January 20, 2006). The following quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2005:
First Quarter	$4.90	$2.40
Second Quarter	$3.10	$1.50
Third Quarter	$2.90	$0.70
Fourth Quarter	$1.50	$0.70

Fiscal year ended December 31, 2006:
First Quarter	$1.40	$0.90
Second Quarter	$1.00	$0.42
Third Quarter	$0.80	$0.42
Fourth Quarter	$0.77	$0.27

Fiscal year ended December 31, 2007:
First Quarter (Through March 8th)	$0.39	$0.26

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

Holders

As of December 31, 2006 and March 8, 2007, there were 2,963,528 shares of our common stock issued and outstanding, held by approximately 100 shareholders of record. As of December 31, 2006 and March 8, 2007, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders. As of December 31, 2006 and March 8, 2007, there were 2,481,481 shares of our Series B Convertible Preferred Stock issued and outstanding held of record by one shareholder.

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

We do not pay dividends on our Series B Convertible Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted three stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of March 8, 2007, we have issued and outstanding options to acquire 79,525 shares of our common stock under the plan at prices ranging from $2.00 to $5.15 per share, and we have issued 5,000 shares of common stock under the plan.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. We may issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan is automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 31, 2006 there were 2,892,098 common shares outstanding. As a result, on September 30, 2006, the number of shares in the 2005 Plan were adjusted by 39,209 to 389,209 options. As of March 8, 2007, under the 2005 Plan we have issued 231,500 options at an exercise price of $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock. As of March 8, 2007, under the 2006 Plan we have issued 1,979,600 options at an exercise price of $0.58 per share.

As of December 31, 2006, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,290,625 (1)	$0.69	93,585

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,290,625	$0.69	93,585

(1)	Includes the automatic adjustment on September 30, 2006 to the number of shares available for issuance under the 2005 Plan to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

Overview

As of December 31, 2006 we operated 34 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. We have three new stores under construction in the Houston market. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge is $25, and a fee of $6.95 is paid to the State of Georgia. In Texas, the maximum fee that we can charge is $39.50, for both an emissions test and a safety inspection, and a fee varying between approximately $5.50 and $14.00 per certificate, depending on the type of test is paid to the State of Texas. In Utah, there is not a maximum fee that we can charge in Salt Lake County. We charge $38 for an emissions test and $17 for a safety inspection and remit a fee of $1.80 to Salt Lake County per emissions certificate and $2.00 to the Utah Highway Patrol for each safety inspection. There is a maximum of $25 and $17 that we can charge in Weber County, Utah for an emissions test and safety inspection respectively. A fee of $3.00 is remitted to the County per emissions certificate and a $2.00 fee is remitted to the Utah Highway Patrol for each safety inspection. We currently operate seven stores in Salt Lake County and one store in Weber County.

We want to grow. We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units. In 2006 we opened one new store and closed a store after the new owner of the building would not renew the lease. We had three new stores in the Houston Texas area in the process of obtaining the necessary government approvals at December 31, 2006. We expect these three stores to open in the by June 30, 2007. In 2007, we intend to continue growing by opening company-owned stations and acquiring more competitors if we are able to obtain reasonable terms on additional equity or debt needed to fund the acquisitions.

As a result of our growth plans, our biggest challenge will be managing our growth and integrating our acquisitions. We have tried to attract qualified personnel to assist us with this growth, while keeping our overhead expenses manageable. We have not consistently operated at a profit, however we operated on a positive cash flow basis for the year ended 2006. However, if we are successful in implementing our growth strategy, we believe that our financial goals are achievable in the next 12 months. Until that time, we will have to continue to fund our operations through existing cash flow, and our acquisitions, with capital raised from selling our stock and/or acquiring debt.

Explanatory Paragraph in Report of Our Independent Registered Public Accounting Firm

Our independent auditors have included an explanatory paragraph in their most recent report dated March 27, 2007, stating that our audited financial statements for the year ending December 31, 2006 were prepared assuming that we will continue as a going concern. However, they note that we have recurring losses from operations, past history of operating cash flow deficiencies and its limited capital resources raise substantial doubt about its ability to continue as a going concern.

Our independent auditors included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph is applicable when the objective test is applied, we believe that if we can successfully implement our business plan in the next fiscal year, future audit reports might be issued without this explanatory paragraph. Until such time, however, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital. For additional disclosure, see Liquidity and Capital Resources.

Results of Operations

Introduction

Our operational results during 2006 reflect the positive impact of our 2005 acquisitions. During 2005 we made two acquisitions which resulted in the addition of six and eight emissions testing stations in Texas and Utah, respectively. Therefore, our revenues and operating expenses increased significantly in 2006 compared to 2005.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, and loss from operations for the year ended December 31, 2006 as compared to the comparable period ended December 31, 2005 were as follows:

	Year Ended December 31,		Percentage Change
	2006	2005
Revenue	$9,480,097	$6,952,200	36%
Cost of emission certificates	2,401,461	2,050,283	17%
Store operating expenses	5,788,657	4,014,912	44%
General & administrative expenses	1,601,505	2,439,121	(34)%
Goodwill impairment expense	1,071,007	97,000	1004%
Warrant settlement expense	—	1,660,538	N/A

Loss from operations	(1,382,533)	(3,309,654)	(58)%

Revenue. For the year ended December 31, 2006, revenue increased $2,527,897 or 36% to $9,480,097 compared to $6,952,200 in the prior year. The increase was primarily due to an increase of $2,822,829 in revenue from operating the fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full twelve months and an increase in existing same store sales in Georgia of $194,911, or 6% from 2005. We experienced a decrease in revenue of $203,692 from unprofitable stores closed in 2005 and a decrease in same store sales of $302,127, or 20% at six stores acquired in December 2004 from State Inspections of Texas.

Cost of emission certificates. Cost of emission certificates increased $351,178 or 17% to $2,401,461 in the year ended December 31, 2006 and was $2,401,461, or 25% of revenues, compared to $2,050,283 or 29% of revenues, during 2005. The increase was primarily due to an increase of $482,205 in cost of emission certificates from operating the fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full twelve months and an increase in existing same store certificate costs in Georgia of $34,855, or 4% from 2005. We experienced a decrease in the cost of certificates of $69,707 from unprofitable stores closed in 2005 and a decrease in same store certificate costs of $100,735, or 20% at six stores acquired in December 2004 from State Inspections of Texas.

Store operating expenses. Our store operating expenses increased $1,773,745 or 44% to $5,788,657 in the year ended December 31, 2006 and was 61% of revenues, compared to $4,014,912 or 58% of revenues during 2005. The increase was primarily due to an increase of $1,443,623 in store operating expense from operating the fourteen additional stores acquired in Texas and Utah after June 30, 2005 for a full twelve months, an increase in existing same store operating expenses in Georgia of $357,561, or 22% from 2005, an increase in existing same store operating expenses at six stores acquired in December 2004 from State Inspections of Texas in the amount $124,579, or 13%, offset by a net decrease of $237,254 from the closure and opening of stores from 2005 to 2006.

General and administrative expenses. For the year ended December 31, 2006, our general and administrative expenses decreased $837,616 or 34% to $1,601,505 from $2,439,121 in 2005. The decrease in general and administrative expenses was primarily due to a reduction of $440,606 related to expenses associated with efforts to raise capital for future acquisition incurred in 2005 but not in 2006, a decrease in professional fees including legal and accounting of $402,411, a decrease in consulting and shareholders expense of $170,563, a decrease in payroll and payroll taxes of $24,151, offset by an increase of $237,501 in stock compensation expenses and an increase in rent expense of $22,821 as a result of moving our corporate office in 2006.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the assets of State Inspections of Texas, Inc. was impaired as of December 31, 2006 and 2005. The fair value of goodwill was determined using discounted cash flow techniques. The amount of the goodwill and related purchased assets impairment in 2006 and 2005 has been calculated at $1,071,007 and $97,000, and is recorded in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

Warrant settlement expense For the year ended December 31, 2005, we recognized a one-time expense in the amount of $1,660,538 related to warrants issued as part of a settlement agreement with our two largest shareholders (See Note 9 in the accompanying Notes to Consolidated Financial Statements).

(Gain)/loss from disposal of non-strategic assets, interest expense, net loss and earnings per share. Our interest expense, net loss and earnings per share for the year ended December 31, 2006 as compared to the year ended December 31, 2005 were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Percentage Change
(Gain) loss from disposal of non-strategic assets	$(61,449)	$14,046	537%
Interest Expense	11,122	227,015	(95)%
Net Loss	(1,332,206)	(3,550,715)	(62)%

Preferred stock dividends on Series A convertible preferred stock	0	137,923	N/A
Net loss attributable to common shareholders	$(1,332,206)	$(3,688,638)	(64)%

Basic and Diluted Loss per Share	$(0.46)	$(1.43)	(70)%

Our interest expense decreased $215,893, or 95% to $11,122 in 2006 compared to $227,015 for 2005. The decrease was primarily due to the conversion of debt to equity and repayments on debt in 2005. Total long term debt, including the current portion, as of December 31, 2006 was $101,747.

During 2006, we had a net loss of $1,332,206 or ($0.46) per weighted-average share. During 2005, we reported a net loss of $3,688,638 or ($1.43) per weighted-average share. Our net loss in 2006 was favorably impacted in 2006 by the 2005 acquisitions of the 14 stores in Texas and Utah.

Liquidity and Capital Resources

Introduction

We achieved a milestone in 2006 by generating positive operating cash flows for the year ended December 31, 2006. Net cash provided by operating activities in 2006 was $323,819 as compared to net cash used in operating activities of $(714,157) in 2005. With the 2005 acquisitions described above, and as we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, we may not achieve positive operating cash flow during 2007.

Both of our acquisitions during the year ended December 31, 2005, were funded from a private placement of $6,420,000 of our Series B Convertible Preferred Stock and warrants to Barron Partners, LP.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2006 as compared to December 31, 2005 were:

	As of December 31, 2006	As of December 31, 2005	Change
Cash	$320,231	$250,227	$70,004
Total current assets	545,161	390,510	154,651
Total assets	8,934,988	9,993,897	(1,058,909)
Total current liabilities	969,874	1,207,747	(237,873)
Total liabilities	1,089,801	1,207,747	(117,946)
Total stockholders’ equity	$7,845,187	$8,786,150	$(940,963)

Cash Requirements

For the year ended December 31, 2006 our net cash provided by operating activities was $323,819, as compared to net cash used in operating activities of ($714,157) for the year ended December 31, 2005. Positive operating cash flows during 2006 were primarily created by a net loss of $1,332,206, a net increase in accounts payable and accrued liabilities of $10,234, fully offset by; a goodwill impairment charge of $1,071,007, stock issued for services valued at $68,500, share based compensation expenses of $217,079 and depreciation and amortization of $394,463.

Negative operating cash flows during 2005 were primarily created by a net loss of $3,550,715, partially offset by: a net increase of $251,626 in accrued interest expense, accounts payable and accrued liabilities, stock issued for services valued at $381,858, goodwill impairment charge of $97,000 and depreciation and amortization of $429,171.

Inflation has not had an abnormal or unanticipated effect on our operations. Our cost of emissions certificates does not fluctuate from year to year as the fee we pay to the state or local government agency remains constant over the state’s contract period with the administrator, which is usually five to seven years.

Sources and Uses of Cash

Net cash used in investing activities was $281,489 and $5,413,846, respectively, for the years ended December 31, 2006 and 2005. The investing activities during 2006 and 2005 involved primarily $100,000 and $5,314,273 used in the acquisition of businesses and capital expenditures of $196,343 and $133,573, respectively.

Net cash provided by financing activities was $27,674 and $6,361,799, respectively, for the years ended December 31, 2006 and 2005. Net cash provided during 2006 resulted primarily from a $60,000 bank line of credit, offset by payments on capitalized leases of $32,326.

Net cash provided during 2005 resulted primarily from the $5,906,400 in proceeds from the sale of convertible preferred stock, which is net of $513,600 associated financing costs, proceeds of $350,000 from the issuance of promissory notes to related parties and an increase of $195,000 resulting from a private placement of the Company’s common stock and warrants and net proceeds of $126,000 resulting from the issuance of convertible debentures.

We are not generating sufficient cash flow from operations to fund material growth as we continue to open and acquire new emission testing and safety inspection stations. If we can successfully complete one or more acquisitions of profitable businesses, then we anticipate that we can operate consisently at a profitable level. Until such time, however, and in order to complete the acquisitions, we will need to raise additional capital through the sale of our equity securities and or through debt financing. If we are unsuccessful in raising the required capital, we may have to delay the growth of our operations until such capital is available.

On October 14, 2005, as part of the Settlement Agreement, GCFC converted all amounts due and owing under the Speedemissions, Inc. Secured Promissory Note dated December 30, 2004, in the principal amount of $1,285,000 plus accrued interest of $124,288.25 into (i) 1,409 shares of Series A Convertible Preferred Stock with rights and preferences outlined in the Amended Certificate of Designation of our Series A Convertible Preferred Stock and (ii) a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $1.20 per share for a period of five years from the date of grant.

On October 14, 2005, as part of the Settlement Agreement, GCA converted all amounts due and owing, including accrued interest, under the $350,000 principal amount promissory note dated January 26, 2005, the $300,000 principal amount promissory note dated August 2, 2001, and the $110,000 principal amount promissory note dated August 7, 2004 and $302,847 in cumulative dividends due and owing under the existing 2,500 shares of the Company’s Series A Convertible Preferred Stock into (i) 1,224 shares of Series A Convertible Preferred Stock, (ii) a warrant to purchase 1,600,000 shares of our common stock with an exercise price of $1.20 per share of common stock for a period of five years from the date of grant, and (iii) an amended warrant agreement dated January 26, 2005 to purchase 250,000 shares of common stock reducing the exercise price from $2.40 to $1.20 per share.

On August 24, 2005, we filed a Registration Statement on Form SB-2 registering approximately 84,829 shares of our common stock for sale by existing shareholders and approximately 27,702,433 shares of our common stock for sale by existing warrant and preferred stock holders upon the exercise of warrants or conversion of preferred stock. On October 7, 2005, we filed an amendment to the Registration Statement on Form SB-2/A. We filed two post-effective amendments to this Registration: one on December 5, 2005 and one on May 1, 2006.

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

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, as of December 31, 2006 our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information about our executive officers and directors. The Board of Directors elects executive officers for one-year terms. The directors serve one-year terms until they are re-elected or their successors are elected.

Name	Age	Position(s)
Richard A. Parlontieri	61	Director, President, and Secretary (2003)

Bradley A. Thompson, CFA	42	Director (2003)

Ernest A. Childs, PhD	59	Director (2005)

Michael S. Shanahan	38	Chief Financial Officer (2006)

John Bradley	47	Director (2006)

Michael E. Guirlinger	59	Director (2006)

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

Bradley A. Thompson, CFA was initially elected to our Board of Directors at our annual shareholders meeting in August 2003. Mr. Thompson is currently the Executive VP of Portfolio Management for PMFM, Inc. From 1999—2006, Mr. Thompson served as the Chief Investment Officer and Chief Financial Analyst for Global Capital Advisors, LLC, an affiliate of GCA Strategic Investment Fund, Limited where he served as a Board member until September of 2006. Mr. Thompson also served as the Chief Operating Officer and Secretary for Global Capital Management Services, Inc., the Corporate General Partner and Managing Partner of Global Capital Funding Group, LP, a licensed SBIC.

Prior to joining GCA in 1998, Mr. Thompson was self-employed, managing his own small business enterprises. Mr. Thompson was the President and sole owner of Time Plus, an automated payroll accounting services firm for small to mid sized companies. Mr. Thompson was also 50% owner and Vice

President, Chief Financial Officer of AAPG, Inc., a specialty retail sporting goods firm. Mr. Thompson has since sold his interest in AAPG, Inc.

Mr. Thompson has a Bachelor of Business Administration Degree in Finance from the University of Georgia, and also holds the Chartered Financial Analyst designation. Brad is a member of the CFA Institute and the Bermuda Society of Financial Analysts. Brad has served as a Director on the Board’s of numerous public & private companies.

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

Michael S. Shanahan was engaged as our Chief Financial Officer on April 24, 2006. Prior to his employment with the Company, Mr. Shanahan was employed by StayOnline, Inc., a Wi-Fi ISP sold to LodgeNet Entertainment Corporation, as Vice President of Finance from 2002 to 2005. Mr. Shanahan’s financial experience also includes a position as Manager of Tax and Financial Reporting for Scientific Games International, and positions at KPMG Peat Marwick and Deloitte & Touche. Mr. Shanahan has a BS in Accounting and a Master in Accountancy from the University of Florida.

John Bradley was appointed by the Board of Directors to fill the vacancy created by the resignation of Bahram Yusefzadeh in June 2006 and elected to the board by the shareholders on September 18, 2006. Mr. Bradley is currently Vice President of Sales at Environmental Systems Products, where he has been employed since 1998. He is also a member and active participant in a number of industry trade associations and various states. Mr. Bradley currently serves as a director for Auto Repair Coalition, which represents certain large auto repair entities and is based in Sacramento, California. He received a degree in automotive technology from the State University of New York.

Michael E. Guirlinger was appointed by the Board of Directors to fill the vacancy created by the resignation of Erik Sander in June 2006 and elected to the board by the shareholders on September 18, 2006. Mr. Guirlinger is currently the Chief Executive Officer and Chief Operating Officer for The Language Access Network, a publicly traded company. He has extensive experience, as both manager and a director, in a variety of professional practices, both public and private, with a particular emphasis in the financial services industry. Mr. Guirlinger received his Bachelor of Arts from Aquinas College in 1970 and his Masters in Business Administration from Ohio State University in 1986.

Board Committees

Board Committee

During the fiscal year ended December 31, 2006, the Board of Directors held six meetings. We currently have two standing committees of the Board of Directors: the Compensation Committee and the Audit Committee, which are described below. We do not presently have a standing Nominating Committee.

Nominating Committee

During the fiscal year ended December 31, 2006, we did not have a standing Nominating Committee. The NASDAQ rules do not require the Company to have a nominating committee since we were a “controlled company” in that more than 50% of the voting common stock of the Company was held by GCA Strategic Investment Fund Ltd. The Board believes that there is no material benefit to the Company of having a separate nominating committee at this time in view of the size of the company, and the fact that we are controlled by one large shareholder. Nominees for election as a director are determined by the entire Board. The Board will make all decisions regarding Board nominees based upon the best interest of the Company and its shareholders.

Audit Committee

The Board of Directors has an Audit Committee comprised of Bradley A. Thompson and Michael E. Guirlinger. Mr. Thompson is considered an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B. Mr. Guirlinger and Mr. Thompson are currently considered independent under NASDAQ Rule 4200(a)(15).

The Audit Committee held four meetings in 2006. The Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the Company’s financial reporting process, including the system of internal controls.

Compensation Committee

Our Compensation Committee consists of two directors. The members of the Compensation Committee are Dr. Ernest Childs and John Bradley. Dr Childs and Mr. Bradley are considered independent under NASDAQ Rule 4200(a)(15). The primary purposes of the Compensation Committee is to assist the Board of Directors in its responsibilities relating to compensation and to determine the compensation arrangements for certain executive officers. The Compensation Committee is also charged with approving incentive compensation plans for executive management. The Compensation Committee met four times in 2006.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During 2006, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Michael E. Guirlinger	1	1	0

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public. Although we have not adopted a formal code of ethics, we are considering the development of a code.

Item 10. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2006 and 2005. In addition, the table shows compensation for our current executive officers. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($) (2)	(#)	($)	($)		($)
Richard A. Parlontieri, President, Chairman and CEO(1)	2006 2005	188,962 180,000	0 0	0 0	169,830 42,900	0 0	0 0	7,700 7,200		359,292 230,100
Michael S. Shanahan, CFO	2006 2005	110,000 31,731	0 0	0 0	31,596 5,448	0 0	0 0	0 0		141,596 37,179
Larry C. Cobb (3)	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	23,599 128,476	(4)	23,599 128,476

(1)	Management and directors of Speedemissions receive additional compensation, whether cash, stock or otherwise, in their capacity as directors. Therefore, compensation amounts disclosed for Mr. Parlontieri, who serves also as a director, reflects compensation received by him in his capacity both as an executive officer and as a director. Mr. Parlontieri received $11,849 or 75,000 shares in Option Awards and $500 in other compensation for his role as director in 2006.

(2)	Amount represents the aggregate grant date fair value computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 7 Equity Transactions” in Speedemissions’ Consolidated Financial Statements for the Year Ended December 31, 2006.

(3)	Larry C. Cobb was engaged to consult as our Chief Financial Officer on April 15, 2005. Mr. Cobb’s engagement with the Company ended in April 2006.

(4)	Mr. Cobb was not paid a salary but did receive cash compensation for his services as a consultant in the amount listed in the above table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard A. Parlontieri,, President, Chairman	41,000	0	0	2.50	12/18/13	0	0	0	0
and Chief Executive Officer	3,000	0	0	2.50	3/10/15	0	0	0	0

	100,000	50,000	0	1.00	12/14/15	0	0	0	0

	358,333	716,667	0	0.58	9/30/16	0	0	0	0

Michael Shanahan, Chief Financial Officer	13,333	6,667	0	1.00	12/14/15	0	0	0	0
	66,667	133,333	0	0.58	9/30/16	0	0	0	0

(1)	Information regarding the equity awards are incorporated herein by reference from “Note 7 Equity Transactions” in Speedemissions’ Consolidated Financial Statements for the Year Ended December 31, 2006.

DIRECTOR COMPENSATION

(During Last Completed Fiscal Year)

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Bradley A. Thompson (3)	500	0	11,849	0	0	0	12,349

Ernest A. Childs	500	0	11,849	0	0	0	12,349

John Bradley	500	0	11,849	0	0	0	12,349

Michael E. Guirlinger	500	0	11,849	0	0	0	12,349

(1)	Excludes Richard A. Parlontieri, whose compensation as director is included in the Summary Compensation Table.

(2)	Amount represents the aggregate grant date fair value computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 7 Equity Transactions” in Speedemissions’ Consolidated Financial Statements for the Year Ended December 31, 2006.

(3)	Mr. Thompson had 88,500 stock options outstanding at exercise prices ranging from $0.58 to $2.50 as of December 31, 2006.

(4)	Dr. Childs had 82,500 stock options outstanding at exercise prices ranging from $0.58 to $2.00 as of December 31, 2006.

(5)	Mr. Bradley had 75,000 stock options outstanding at an exercise price of $0.58 as of December 31, 2006.

(6)	Mr. Guirlinger had 75,000 stock options outstanding at an exercise price of $0.58 as of December 31, 2006.

Compensation of Directors

Our Directors receive $250 for each regularly scheduled board meeting that they attend, as well as reimbursement for their travel expenses. Pursuant to the SKTF, Inc. 2001 Stock Option Plan, in March 2005 we issued to each of Bradley Thompson and Bahram Yusefzadeh, a former director options to acquire 7,500 shares of our common stock at an exercise price of $2.50 per share, exercisable for a period of ten years. On June 29, 2005 and August 26, 2005, we issued options to acquire 2,500 shares of our common stock under our 2001 Stock Option Plan to Erik Sander, a former director and Ernest A. Childs, respectively. The options vested immediately and are exercisable at $2.00 per share for a period of ten years. In December 2005, we issued options to acquire 5,000 shares of our common stock under our 2005 Plan to each of our directors serving at that time, Erik Sander (who resigned from our board in June 2006), Ernest A. Childs, Bahram Yusefzadeh (who resigned from our board in June 2006), and Bradley A. Thompson. One-third of the options vested immediately upon issue and an additional one-third vest on each of the anniversary dates of the grant in 2006 and 2007 and are exercisable at $1.00 per share for a period of ten years. On October 1, 2006, Ernest A. Childs, Bradley A. Thompson, Michael E. Guirlinger and John Bradley each received 75,000 options under the 2006 Stock Grant and Option Plan. One-third of the options vested immediately upon issue and an additional one-third will vest on each of the anniversary dates of the grant in 2007 and 2008 and are exercisable at $0.58 per share for a period of ten years.

Employment Agreements and Compensation of Officers

Effective September 15, 2003, we entered into a three-year employment agreement with Richard A. Parlontieri, our President and Chief Executive Officer. This employment agreement was amended on December 19, 2003 and on October 23, 2006. Under the terms of the agreement, Mr. Parlontieri received a salary of $180,000 per year, plus an automobile and expense allowance, and is eligible for an annual bonus as set forth in the agreement. In January 2006, the Compensation Committee approved a three-year extension and a salary increase to $190,000 pursuant to the salary adjustment term of the employment agreement. The agreement may be terminated by us for cause, in which case Mr. Parlontieri would not be entitled to severance compensation, or without cause, in which case Mr. Parlontieri would be entitled to the balance of his salary due under the agreement, plus other compensation earned through the date of termination. If Mr. Parlontieri’s employment terminates due to a change of control of our company, Mr. Parlontieri is entitled to receive his base salary multiplied by three.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows how much common stock in the company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 8, 2007. Unless otherwise indicated, the mailing address for each beneficial owner is care of Speedemissions, Inc., 1015 Tyrone Road, Suite 220, Tyrone, GA 30290.

Common Stock

Name	Number of Shares Owned	Right To Acquire(1)	Percentage of Beneficial Ownership(2)
GCA Strategic Investment Fund Ltd. (3) c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	1,457,062	4,963,333(4)	68.4%

Global Capital Funding Group, LP 106 Colony Park Drive, Suite 900 Cumming, GA 30040	62,299	3,574,167(5)	55.1%

Richard A. Parlontieri (6)	156,242(7)	617,333(8)	20.7%

Bradley A. Thompson (6)	850	36,833(9)	1.3%

John Bradley (6)	0	25,000(10)	0.8%

Michael E. Guirlinger (6)	2,500	25,000(11)	0.9%

Randy Dickerson	-0-	80,000(12)	2.6%

Michael S. Shanahan	-0-	80,000(13)	2.6%

Ernest A. Childs, PhD (6)	-0-	30,833(14)	1.0%

All directors and executive officers as a group (6 persons)	159,602	2,145,000	43.7%

(1)	Includes shares that may be acquired within 60 days of the date of this report by exercising vested stock options and warrants but does not include any unvested stock options or warrants.
(2)	For each individual or entity, this percentage is determined by assuming the named person or entity exercises all options and warrants either has the right to acquire within 60 days, but that no other persons or entities exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons or entities exercise any options or warrants. The calculations are based on 2,963,528 shares of common stock outstanding as of March 8, 2007.
(3)	Global Capital Advisors, LLC (“Global”), the investment advisor to GCA Strategic Investment Fund Limited (“GCA”), has sole investment and voting control over shares held by GCA. Mr. Lewis Lester is the sole voting member of Global.
(4)	Includes 3,103,333 shares of common stock which may be acquired upon conversion of 3,724 shares of Series A Convertible Preferred Stock. Also includes 1,860,000 shares of common stock which may be acquired upon the exercise of warrants at $1.20 per share.

(5)	Includes 1,174,167 shares of common stock which may be acquired upon conversion of 1,409 shares of Series A Convertible Preferred Stock. Also includes 2,400,000 shares of common stock which may be acquired upon the exercise of warrants at $1.20 per share.
(6)	Indicates a Director of the Company.
(7)	Includes 103,742 shares of common stock owned of record by Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri.
(8)	Includes 100,000 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 150,000 shares with 50,000 shares vesting on 12/21/07; 44,000 shares of common stock which may be acquired upon the exercise of options at $2.50 per share; 358,333 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 1,075,000 shares with 358,333 shares vesting on 10/1/07 and 358,334 shares vesting on 10/1/08. Includes 45,000 shares which may be acquired upon the exercise of warrants at $7.50 per share; 45,000 shares which may be acquired upon the exercise of warrants at $10.50 per share; 25,000 shares which may be acquired upon the exercise of warrants at $2.50 per share.
(9)	Includes 3,333 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 5,000 options, with 1,667 options vesting on December 21, 2007. Includes 8,500 shares of common stock which may be acquired upon the exercise of options at $2.50 per share. Includes 25,000 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 75,000 options, 25,000 options vesting on October 1, 2007 and 25,000 options vesting on October 1, 2008.
(10)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 75,000 options, 25,000 options vesting on October 1, 2007 and 25,000 options vesting on October 1, 2008.
(11)	Includes 25,000 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 75,000 options, 25,000 options vesting on October 1, 2007 and 25,000 options vesting on October 1, 2008.
(12)	Includes 66,667 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 200,000 options, 66,667 options vesting on October 1, 2007 and 66,666 options vesting on October 1, 2008. Includes 13,333 shares of common stock which may be acquired upon the exercise of options at $1.00, which are part of a grant of 20,000 options, 6,667 options vesting on December 15, 2007.
(13)	Includes 66,667 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 200,000 options, 66,667 options vesting on October 1, 2007 and 66,666 options vesting on October 1, 2008. Includes 13,333 shares of common stock which may be acquired upon the exercise of options at $1.00, which are part of a grant of 20,000 options, 6,667 options vesting on December 15, 2007.
(14)	Includes 3,334 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 5,000 options, 1,666 options vesting on December 21, 2007. Includes 2,500 shares of common stock which may be acquired upon the exercise of options at $2.00 per share. Includes 25,000 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 75,000 options, 25,000 options vesting on October 1, 2007 and 25,000 options vesting on October 1, 2008.

Preferred Stock

Title of Class	Name	Number of Shares Owned	Percentage of Ownership of Class
Series A Convertible Preferred Stock	GCA Strategic Investment Fund Ltd c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	3,724	72.5%

Series A Convertible Preferred Stock	Global Capital Funding Group, LP 106 Colony Park Drive, Suite 900 Cumming, GA 30040	1,409	27.5%

Series B Convertible Preferred Stock	Barron Partners LP (1) c/o Barron Capital Advisors, LLC Managing Partner Attn: Andrew Barron Worden 730 Fifth Avenue, 25th Floor New York, NY 10019	2,481,481	100%

(1)	Barron converted 18,519 shares of Series B Convertible Preferred Stock into 140,000 shares of common stock on February 23, 2006. Barron may acquire 18,760,000 shares of common stock upon conversion of 2,481,481 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In addition, Barron may acquire 12,587,431 shares of common stock upon the exercise of warrants at $1.20 per share. However, Barron is restricted from exercising any portion of the common stock warrants which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless Barron revokes this restriction upon 61 days prior notice from Barron to Speedemissions. If Barron revokes this restriction, it could control approximately 82% of outstanding shares of common stock based on the number of outstanding shares as of March 8, 2007.

Item 12. Certain Relationships, Related Transactions, and Director Independence

The Company did not enter into any material related party transactions during the twelve months ended December 31, 2006.

Director Independence

The Company has determined that Bradley A. Thompson, Michael E. Guirlinger, Dr. Ernest Childs and John Bradley are independent directors. Because of his employment with the Company, the Company has determined that Richard A. Parlontieri is not an independent director. The Company evaluated director independence under NASDAQ Rule 4200(a)(15).

Item 13. Exhibits

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.4	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.5	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.6	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.7	Common Stock Purchase Warrant “C” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.8	Amendment No. 1 to First Restated Common Stock Purchase Warrant “A” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.9	Amendment No. 1 to First Restated Common Stock Purchase Warrant “B” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.10	Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.11	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.12	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.13	Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October

14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.14	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.15	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.17	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.18	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

4.19	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.20	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.22	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

4.23	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.24	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)

4.25	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.2	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.3	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003)

10.4	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Form 8-K dated October 23, 2006) and filed with the Commission on October 23, 2006.

10.5	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004)

10.6	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.7	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.8	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.9	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.10	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.11	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.12	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.13	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.15	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.16	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.17	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment

dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

21	Subsidiaries of Speedemissions, Inc. (incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB for the period ended December 31, 2003)

23	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

Item 14. Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended December 31, 2006 and 2005, Bennett Thrasher PC billed us $0 and $17,065, respectively, and Tauber & Balser, P.C. billed us $142,591 and $166,773, respectively, in fees for professional services for the audit of our annual financial statements included in our Form 10-KSB and review of financial statements included in our Form 10-QSB.

Audit – Related Fees

During the fiscal years ended December 31, 2006 and 2005, Tauber & Balser, P.C. billed us $142,591 and $93,894, respectively, in fees for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended December 31, 2006 and 2005, Tauber & Balser, P.C. billed us $29,409 and $11,259, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2006 and 2005, Bennett Thrasher PC and Tauber & Balser, P.C. did not bill us for any other fees.

Of the fees described above for the fiscal year ended December 31, 2006, 100% were either approved in advance by the Audit Committee, or subsequently ratified by the Audit Committee.

Pre-Approval Policies and Procedures

Audit and Non-Audit Services Pre-Approval Policy. Under the Sarbanes-Oxley Act of 2002, the audit committee of the board of directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the audit committee is required to pre-

approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from Speedemissions. To implement these provisions of the Sarbanes-Oxley Act of 2002, the SEC has issued rules specifying the types of services that an independent auditor may not provide to its audit client and governing the audit committee’s administration of the engagement of the independent auditor.

Audit Services. Audit services in the annual audit engagement include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor in order for the independent auditor to form an opinion on Speedemissions’ consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control and consultations relating to the annual audit or quarterly review. Audit services also include the engagement for the independent auditor’s report on the effectiveness of internal controls for financial reporting and on management’s assessment of the effectiveness of such internal controls. In addition to the audit services included in the annual audit engagement, the Audit Committee may approve other audit services. Other audit services are those services that only the independent auditor can reasonably provide and include statutory audits or financial audits for our subsidiaries or affiliates and services associated with SEC registration statements, periodic reports and other documents we file with the SEC or other documents issued in connection with a securities offering.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor. The Audit Committee may grant pre-approval to audit-related services if the provision of audit-related services does not impair the independence of the auditor and is consistent with SEC rules on auditor independence. Audit-related services include accounting consultations relating to accounting, financial reporting or disclosure matters not classified as “audit services,” assistance with understanding and implementing new accounting and financial reporting guidance from rule-making authorities, financial audits of employee benefit plans, and assistance with internal control reporting requirements.

Tax Services. Our Audit Committee believes that the independent auditor can provide tax services to Speedemissions such as tax compliance, tax planning and tax advice without impairing the auditor’s independence, and the SEC has stated that the independent auditor may provide such services. The Audit Committee may grant pre-approval to those tax services that the Audit Committee believes would not impair the independence of the auditor and are consistent with SEC rules on auditor independence.

Other Non-Audit Services. Our Audit Committee believes, based on the SEC’s rules prohibiting the independent auditor from providing specific non-audit services, that certain types of non-audit services are permitted. Accordingly, the Audit Committee believes it may grant pre-approval for those permissible non-audit services that it believes are routine and recurring services, would not impair the independence of the auditor, and are consistent with the SEC’s rules on auditor independence. Our Audit Committee may not pre-approve any of SEC’s prohibited non-audit services.

Pre-Approval Procedures.

Annual Audit Engagement. Our Audit Committee appoints the independent auditor of Speedemissions and pre-approves the services to be provided in connection with the preparation or issuance of the annual audit report or related work. The annual audit services are set forth in an engagement letter prepared by the independent auditor which is submitted to the Audit Committee for approval. The independent auditors report directly to the Audit Committee. Audit services within the scope of the engagement letter are deemed to have been pre-approved by our Audit Committee.

Pre-Approval of Other Audit and Non-Audit Services. Other audit services, audit-related services, tax services, and other non-audit services may be pre-approved by our Audit Committee either on a specific case-by-case basis as services are needed or on a pre-approval basis for services that are expected to be needed. Our management may submit requests for pre-approval of eligible services by the independent auditor from time to time to our Audit Committee. The request for approval must be sufficiently detailed as to the particular services to be provided so that the Audit Committee knows precisely what services it is being asked to pre-approve and so that it can make a well reasoned assessment of the impact of the service on the auditor’s independence. Budgeted amounts or fee levels for services to be provided by the independent auditor must be submitted with the request for pre-approval. Our Audit Committee will be informed of the services rendered by the independent auditor. Management will immediately report to the chairman of the Audit Committee any services that are not in compliance with the pre-approval policy that comes to the attention of any member of management.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 30, 2007		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 30, 2007		/s/ Michael S. Shanahan
	By:	Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: March 30, 2007
By:	Richard A. Parlontieri, Director, President, and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 30, 2007
By:	Bradley A. Thompson, Director

	/s/ Ernest A. Childs	Dated: March 30, 2007
By:	Ernest A. Childs, Director

	/s/ John Bradley	Dated: March 30, 2007
By:	John Bradley, Director

	/s/ Michael E. Guirlinger	Dated: March 30, 2007
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer	Dated: March 30, 2007

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.4	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.5	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.6	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.7	Common Stock Purchase Warrant “C” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.8	Amendment No. 1 to First Restated Common Stock Purchase Warrant “A” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.9	Amendment No. 1 to First Restated Common Stock Purchase Warrant “B” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.10	Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.11	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.12	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.13	Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.14	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.15	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

4.17	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.18	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

4.19	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.20	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.22	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

4.23	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.24	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)

4.25	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.2	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.3	First Amendment to Employment Agreement with Richard A. Parlontieri dated December

19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003)

10.4	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Form 8-K dated October 23, 2006) and filed with the Commission on October 23, 2006.

10.5	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004)

10.6	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.7	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.8	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.9	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.10	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.11	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.12	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.13	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.15	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.16	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.17	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

21	Subsidiaries of Speedemissions, Inc. (incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB for the period ended December 31, 2003)

23	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, past history of operating cash flow deficiencies and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for its employee stock option plans.

/s/ Tauber & Balser, P. C.

Atlanta, Georgia

March 27, 2007

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2006	2005
Assets

Current assets:
Cash	$320,231	$250,227
Other current assets	224,930	140,283

Total current assets	545,161	390,510
Property and equipment, at cost less accumulated depreciation and amortization	1,229,329	1,455,015
Goodwill	7,100,572	8,107,171
Other assets	59,926	41,201

Total assets	$8,934,988	$9,993,897

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$318,297	$554,408
Accrued liabilities	532,984	578,290
Debt payable	111,747	51,747
Current portion of capitalized lease obligations	12,925	23,302

Total current liabilities	975,953	1,207,747

Other liabilities	113,848	—

Commitments and contingencies

Shareholders' equity:
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2006 and 2005, respectively liquidation preference: $10,976,000	5	5
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,500,000 shares issued and outstanding in 2006 and 2005, respectively liquidation preference: $5,906,000	2,481	2,500
Common stock, $.001 par value, 250,000,000 shares authorized, 2,963,528 and 2,683,581 shares issued and outstanding in 2006 and 2005, respectively	2,964	2,684
Additional paid-in capital	19,622,834	19,237,516
Deferred compensation	(17,437)	(23,101)
Accumulated deficit	(11,765,660)	(10,433,454)

Total shareholders' equity	7,845,187	8,786,150

Total liabilities and shareholders' equity	$8,934,988	$9,993,897

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31,

	2006	2005
Revenue	$9,480,097	$6,952,200

Costs and expenses:
Cost of emission certificates	2,401,461	2,050,283
Store operating expenses	5,788,657	4,014,912
General and administrative expenses	1,601,505	2,439,121
Goodwill and related asset impairment expense	1,071,007	97,000
Warrant settlement expense	—	1,660,538

Loss from operations	(1,382,533)	(3,309,654)
(Gain) loss from disposal of non-strategic assets	(61,449)	14,046
Interest expense	11,122	227,015

Net loss	(1,332,206)	(3,550,715)
Less preferred dividends	—	137,923

Net loss attributable to common shareholders	$(1,332,206)	$(3,688,638)

Basic and diluted net loss per share	$(0.46)	$(1.43)

Weighted average common shares outstanding, basic and diluted	2,880,216	2,575,407

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficiency)

For the Years Ended December 31, 2006 and 2005

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2005	2,500	$3	—	$—	2,454,159	$2,454	$8,453,224	$(66,139)	$(6,882,739)	$1,506,803

Common stock issued for services					116,442	117	285,411	71,330		356,858

Conversion of notes payable	2,330	2			94,681	95	2,523,194			2,523,291

Compensation due to stock option grant							(19,949)			(19,949)

Compensation due to stock warrants issued							28,292	(28,292)		—

Preferred stock issued for cash, net of expenses			2,500,000		2,500		5,903,900			5,906,400

Preferred stock dividend							(137,923)			(137,923)

Preferred stock issued for accrued dividends	303						302,847			302,847

Settlement expense on warrants							1,660,538			1,660,538

Common stock warrants issued for cash							195,000			195,000

Common stock issued for business acquisition					18,298	18	42,982			43,000

Net loss	—	—	—		—	—	—		(3,550,715)	(3,550,715)

Balance at December 31, 2005	5,133	5	2,500,000	2,500	2,683,581	2,684	19,237,516	(23,101)	(10,433,454)	8,786,150

Common stock issued for services	—	—	—	—	68,517	68	68,432	—	—	68,500

Conversion of Series B Preferred Stock	—	—	(18,518)	(19)	140,000	140	(121)	—	—	—

Compensation due to stock option grant	—	—	—	—	—	—	156,927	—	—	156,927

Compensation due to stock warrants issued	—	—	—	—	—	—	60,152	5,664	—	65,816

Common stock issued for business acquisition	—	—	—	—	71,430	72	99,928	—	—	100,000

Net loss	—	—	—		—	—	—	—	(1,332,206)	(1,332,206)

Balance at December 31, 2006	5,133	$5	2,481,482	$2,481	2,963,528	$2,964	$19,622,834	$(17,437)	$(11,765,660)	$7,845,187

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
Operating activities:
Net loss	$(1,332,206)	$(3,550,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	394,463	429,171
Goodwill and related assets impairment expense	1,071,007	97,000
(Gain) loss on sale of non-strategic assets	(61,449)	14,046
Warrant settlement expense	—	1,660,538
Share based compensation expenses	217,079	(19,949)
Stock issued for services	68,500	381,858
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(25,084)	(23,447)
Other assets	(18,725)	45,715
Accounts payable and accrued liabilities	10,234	251,626

Net cash provided by (used in) operating activities	323,819	(714,157)

Cash flows from investing activities:
Acquisition of businesses	(100,000)	(5,293,826)
Proceeds from asset sales	14,854	34,000
Capital expenditures, less equipment purchased through capital leases	(196,343)	(133,573)
Cash acquired in acquisitions	—	(20,447)

Net cash used in investing activities	(281,489)	(5,413,846)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	—	5,906,400
Proceeds from issuance of common stock and warrants	—	195,000
Proceeds from promissory note payable to related party	—	350,000
Payments on promissory notes	—	(165,000)
Proceeds from bank loan	60,000	—
Proceeds from convertible debenture, net of expenses	—	126,000
Payments on capitalized leases	(32,326)	(50,601)

Net cash provided by financing activities	27,674	6,361,799

Net increase in cash	70,004	233,796

Cash at beginning of year	250,227	16,431

Cash at end of year	$320,231	$250,227

Supplemental Information:

Cash paid during the year for interest	$5,949	$31,222

Equity securities issued in connection with the acquisition of Mr. Sticker, Inc.	$—	$43,000

Equity securities issued in connection with the acquisition of Just Inc	$100,000	$—

Equity securities issued in payment of notes payable	$—	$2,523,291

Equity securities issued in payment of preferred stock dividends	$—	$302,847

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Emissions Testing, Inc. was incorporated on May 5, 2000 under the laws of the state of Georgia for the primary business purpose of opening, acquiring, developing and operating vehicle emission testing stations. Effective as of March 19, 2002, Emissions Testing, Inc. and Speedemissions, LLC merged and changed its name to Speedemissions, Inc. Effective as of June 16, 2003, Speedemissions, Inc. (“Speedemissions” or the “Company”) entered into an acquisition agreement with SKTF Enterprises, Inc. (“SKTF”). Pursuant to the acquisition agreement, SKTF acquired all of the outstanding common stock of Speedemissions in exchange for approximately 900,000 shares of SKTF common stock, which were issued to the stockholders of Speedemissions. Accordingly, Speedemissions became a wholly owned subsidiary of SKTF, a Florida corporation.

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

On June 30, 2005, the Company purchased all of the outstanding common stock of Mr. Sticker, Inc., (“MS”) a Houston, Texas, company that operated six (6) emissions testing stations in the Houston, Texas area. The purchase price was $3,100,000 in cash plus 18,300 shares of the Company’s common stock valued at $43,000. From the date of acquisition forward, Mr. Sticker’s financial results have been consolidated, as a wholly owned subsidiary.

On September 8, 2005, the Company purchased all of the outstanding common stock of Just, Inc., (“JI”) a Salt Lake City, Utah company that operated eight (8) emissions testing stations in the Salt Lake City, Utah area. The purchase price was $2,300,000 in cash plus 142,858 shares of the Company’s common stock, valued at $200,000, which was included in accrued liabilities as the shares were not issued as of December 31, 2005. The Company issued 71,430 shares in September 2006 reducing the accrued liability to the owners of Just, Inc. as of December 31, 2006 to $100,000 or 71,429 shares, which the Company will issue in 2007. From the date of acquisition forward, JI’s financial results have been consolidated, as a wholly owned subsidiary.

On January 20, 2006, the Company effected a 1 for 10 reverse stock split of its common stock. All references in the accompanying consolidated financial statements and notes to the consolidated financial statements to the number of shares of common stock and common share equivalents and loss per share have been retroactively restated to reflect the reverse stock split. As a result of the reverse stock split, the Company’s ticker symbol changed from “SPEM” to “SPMI” on the OTC Bulletin Board.

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

As of December 31, 2006, the Company operated thirty-four (34) emissions testing stations and four (4) mobile units in greater metropolitan areas of Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, with three under construction in the Houston, Texas area. The Company does business under the trade names Speedemissions, Mr. Sticker and Sticker Stop (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in these financial statements relate to useful lives of certain assets and the valuation of long-term assets such as goodwill. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emissions certificates is shown separately in the accompanying consolidated statements of operations

The Company normally requires that the customer’s payment be made with cash, check, or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia, Texas, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests are not material. Accordingly, no allowance for retest is recorded by the Company.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives, as follows: building, fifteen years; emission testing equipment, five to seven years; and furniture, fixtures and office equipment, three to five years, and vehicles three years.

Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease terms, including renewal periods expected to be exercised, or the estimated useful lives of the improvements.

Impairment of Long-Lived Assets

Property and Equipment

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment relating to the equipment recorded from the acquisition of the assets of State Inspections of Texas, Inc. was impaired as of December 31, 2006. The Company reduced the equipment purchased by its net book value of $64,408. The Company recorded this charge in 2006 as part of its goodwill and related equipment impairment charge in the accompanying consolidated statements of operations for the years ended December 31, 2006.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

In the opinion of management, goodwill was impaired as of December 31, 2006 and 2005 relating to the goodwill recorded from the acquisition of the assets of State Inspections of Texas, Inc. The fair value of goodwill was determined using discounted cash flow techniques. The Company wrote off the remaining recorded value of the goodwill and related purchased assets of State Inspections of Texas, Inc. and recorded an impairment charge of $1,071,007 and $97,000 in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

Income Taxes

Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax filing in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income and net operating losses in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $21,972 in 2006 and $22,206 in 2005.

General and Administrative

General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting and human relations, among others; costs associated with use by these functions of facilities and equipment, such as depreciation expense and rent; professional fees; and other general corporate costs.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, and other short-term liabilities, approximate fair value because of the short-term nature of these accounts.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share. Excluded from the computation of diluted loss per share were options to purchase 2,290,625 shares and 318,475 shares of common stock for 2006 and 2005, respectively as the effect would be anti-dilutive. Warrants to purchase 17,690,437 shares and 17,510,437 shares of common stock for 2006 and 2005, respectively were also excluded from the computation of diluted loss per share as the effect would be anti-dilutive. In addition, convertible preferred stock of 23,037,498 for 2006 and 2005 were excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation. See Note 7 for additional disclosures.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of 2007. We are presently evaluating whether the adoption of this interpretation will have a material impact on our consolidated financial statements.

Note 2: Going Concern

The Company has historically incurred losses and has not yet generated a profit and its limited capital resources, raised substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company has taken certain steps to maintain its operating and financial requirements in an effort to enable it to continue as a going concern until such time that revenues are sufficient to cover expenses, including expanding its revenue opportunities through the acquisitions of Mr. Sticker and Just Inc. in 2005, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel. As a result of these actions, the Company operated at a profit in each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. However, the profits generated in these quarters were not enough to cover losses incurred as a result of additional operating expenses from new stores that the Company opened or was in the process of opening during the fourth quarter of 2006 and the stock compensation expense as required by SFAS 123R for the issuance of stock options during the fourth quarter, and an impairment charge recorded against goodwill and related assets.

The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the future. However, the ultimate timing and ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3: Property and Equipment

Property and equipment at December 31, 2006 and 2005 was as follows:

	2006	2005
Land	$240,000	$240,000
Building	10,000	10,000
Emission testing equipment	1,194,527	1,364,099
Furniture, fixtures and office equipment	72,364	41,699
Vehicles	23,775	25,404
Leasehold improvements	644,930	516,561

	2,185,596	2,197,763
Less accumulated depreciation and amortization	956,267	742,748

	$1,229,329	$1,455,015

Depreciation and amortization expense associated with property and equipment totaled $388,799 in 2006 and $352,525 in 2005.

At December 31, 2006, $80,528 of leasehold improvements represented leasehold improvements for new stores under construction.

Note 4: Debt

The Company has a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusefzadeh, a former director of the Company. The note bears interest at 10% per annum. The principal balance of the note was due on December 31, 2003, but was extended pursuant to an amendment dated December 30, 2003 to the earlier to occur of (i) the closing of a round of equity or debt financing in excess of $1,500,000, (ii) 90 days after the effectiveness of a registration statement, or (iii) in three equal installments beginning March 1, 2004, May 1, 2004, and July 1, 2004. The entire principal and interest became due on January 21, 2004 when we closed a round of equity financing in excess of $1,500,000. The unpaid principal and interest due as of December 31, 2006 was $59,332.

On December 4, 2006, the Company entered into a $60,000 bank loan with Peachtree National Bank. The loan is secured by real property that the Company owns at its Lawrenceville, Georgia testing facility and by a personal guarantee by the President of the Company. The loan bears interest at 1% above lenders prime per annum. The interest rate at December 31, 2006 was 9.25%. The principal amount on the loan is due on December 5, 2007. The unpaid principal and interest as of December 31, 2006 was $60,000. See Note 12 for additional disclosures.

Debt at December 31, comprised of the following:

	2006	2005
Peachtree National Bank	$60,000	$0
V2R 10% note	51,747	51,747

	$111,747	$51,747

Note 5: Income Taxes

As of December 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $7,819,000 that may be used to offset future taxable income. If not utilized, the NOL carryforwards will expire at various dates through 2026.

Differences between the income taxes incurred for 2006 and 2005 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2006	2005
Expected rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

	2006	2005
Goodwill	$232,000	$2,000
Fixed assets	108,000	76,000
Net operating losses	2,971,000	2,728,000
Less valuation allowance	(3,311,000)	2,806,000

Net deferred tax asset	$—	$—

At December 31, 2006, no net deferred tax assets were recognized. The valuation allowance at December 31, 2006 and 2005 was $2,971,000 and $2,728,000, respectively.

Note 6: Leasing Activities

Operating Leases

The Company leases office space and land and buildings for certain of its emission testing stations. The leases generally require that the Company pay taxes, maintenance, and insurance. The leases for the emission testing stations are renewable, at the option of the Company, for specified periods. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain leases have been personally guaranteed by the President of the Company.

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2006 and 2005, the excess of rent expense over cash payments was approximately $174,000 and

$121,000, respectively. Such amount is included in accrued liabilities in the accompanying consolidated balance sheets.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2006:

Year Ending December 31
2007	$1,216,594
2008	1,091,223
2009	955,520
2010	871,514
2011	636,367
2012 and later	1,518,248

Total rent expense under all operating leases totaled $1,347,837 in 2006 and $992,312 in 2005.

Included in the minimum lease payments are future minimum lease payments aggregating $647,555 for store locations not yet opened by the Company on December 31, 2006.

Capital Leases

The Company’s capital lease commitments relate to emission testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments. The Company’s total capital lease obligations were $35,124 and $23,302 on December 31, 2006 and 2005, respectively. At December 31, 2006, the cost and accumulated depreciation of assets held under capital leases was $44,000 and $1,050, respectively.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2006:

Year Ending December 31
2007	$12,925
2008	9,196
2009	9,196
2010	9,196
2011	7,664

Note 7: Equity Transactions

Preferred Stock

On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) and 250,000 common stock purchase warrants (the “Warrants”) to GCA Strategic Investment Fund Limited (“GCA Fund”), an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of an advisors fee and offering expenses was $2,234,000.

The Preferred Stock accrued a dividend of 7% per annum, and each share of Preferred Stock is convertible into 833.33 shares of the Company’s common stock, or 2,083,333 shares of common stock in the aggregate. As of October 14, 2005, pursuant to the articles of amendment, the Preferred Stock no longer accrued dividends. The Warrants are exercisable for a period of five years from the date of grant at an exercise price of $1.20 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the “Preferred B Stock”) and 4,390,000 common stock purchase warrants (“B-1 Warrants” and “B-2 Warrants”) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses was $5,906,400. In addition to the cash portion of the advisors fee, the Company issued 285,000 common stock purchase warrants to Prospect Financial Advisors, LLC, which are exercisable for a period of five years from the date of grant at an exercise price of $0.60 per share of common stock to be acquired upon exercise. The Company also issued 50,000 common stock purchase warrants to Strasbourger, LLC as a finder’s fee, which are exercisable for a period of three years from the date of grant at an exercise price of $2.00 per share of common stock to be acquired upon exercise. On June 30, 2005, the Company used $3,100,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Mr. Sticker. On September 8, 2005, the Company used or committed to pay at a future date, in accordance with the terms of the purchase agreement, $2,300,000 of the net proceeds from the Preferred B Stock placement to purchase all of the outstanding common stock of Just, Inc. The remainder of the net proceeds, or $446,400, was retained by the Company for current working capital.

The Preferred B Stock does not pay a dividend and has no voting rights. Each share of Preferred B Stock was convertible into 4.28 shares of the Company’s common stock or 10,700,000 shares of common stock in the aggregate. The 2,500,000 B-1 Warrants were exercisable for a period of five years from the date of grant at an exercise price of $2.40 per share of common stock to be acquired upon exercise. The 1,890,000 B-2 Warrants were exercisable for a period of five years from the date of grant at an exercise price of $4.80 per share of common stock to be acquired upon exercise. In the event of liquidation, dissolution or winding up of the Company preferred stockholders were entitled to be paid prior to any preference of any other payment or distribution.

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

On August 4, 2005, in conjunction with the above-referenced amended financing transaction, we restated the B-1 Warrants to acquire 2,621,495 shares of our common stock at $2.40 per share, restated the B-2 Warrants to acquire 1,965,934 shares of our common stock at $4.80 per share, and issued warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to a single accredited investor, in exchange for an additional $195,000 in cash.

On October 14, 2005, the combined principal amount of $2,045,000 and accrued interest amount of approximately $285,000 outstanding under several promissory notes, with GCA Fund and GCFG, were converted into 2,330 shares of the Company's Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into 833.33 shares of the Company’s common stock or 1,941,659 shares of common stock in the aggregate.

On October 14, 2005, GCA Fund, a majority shareholder converted accrued preferred dividends of $302,847 into 303 shares of the Company’s Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into 833.33 shares of the Company’s common stock or 252,499 shares of common stock in the aggregate. GCA Fund and the Company agreed to terminate the dividend feature on the Series A convertible preferred stock as of the conversion date.

On February 23, 2006, Barron Partners LP, holder of 2,500,000 shares of Series B Convertible Preferred Stock converted 18,518 shares of the Series B Convertible Preferred Stock into 140,000 shares of common stock. Barron Partners LP held 2,481,482 shares of Series B Convertible Preferred Stock as of December 31, 2006.

Common Stock

Prior to January 1, 2005, the Company had issued common stock for the repayment of promissory notes, payment for services and to qualified investors.

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

On April 11, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provided us with consulting services.

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

As a result of the above transactions, in 2006 and 2005, the Company issued 68,500 and 116,442 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services and recognized expense of $68,500 and $356,858 in 2006 and 2005, respectively. The total number of shares reserved for options and warrant conversions was 19,981,062 and 17,828,912 on December 31, 2006 and 2005 respectively.

In September 2006, the Company issued 71,430 shares of common stock valued at $100,000 to the two shareholders of Just, Inc. per the September 2005 Just, Inc. purchase agreement in which the Company was obligated to issued 142,498 shares valued at $200,000 to the shareholders. As of December 31, 2006, the Company’s accrued liabilities included the obligation to issue 71,430 shares valued at $100,000 to the two Just, Inc. shareholders. The 71,430 remaining shares are expected to be issued in 2007.

Stock Incentive Plans

The Company has three stock incentive plans that authorize the Compensation Committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock awards, unrestricted stock awards and performance stock rewards. As of December 31, 2006, only stock options have been granted to employees and non-employee directors.

The Company’s Stock Option Plan 2001 (“2001 Plan”) is authorized to grant eligible employees and non-employee directors up to 100,000 shares of the Company’s common stock. Options granted under this plan vested immediately, with the exception of 40,000 shares of common stock that vested annually in three equal installments.

The Company’s Stock Option Plan 2005 (“2005 Plan”) is authorized to grant eligible employees and non-employee directors up to 250,000 shares of the Company’s common stock. Options granted under this plan generally vest annually in three equal installments. The plan provides for the automatic adjustment of the number of authorized shares on September 1st of each year. The amount of the adjustment to the authorized shares eligible to be issued under the plan is equal to 10% of the outstanding shares of the Company’s common stock on August 31st of each year. There were 2,892,098 common shares outstanding on August 31, 2006. As a result, the authorized number of shares eligible to be granted was automatically increased by 39,210 shares to 289,210 on September 1, 2006.

The Company’s Board of Directors and stockholders approved Speedemissions’ Inc. 2006 Stock Grant and Option Plan (“2006 Plan”), effective September 18, 2006, pursuant to which 2,000,000 shares of common stock were authorized to grant to eligible employees and non-employee directors issuance under the 2006 Plan. Options granted under this plan vest annually in three equal installments. On October 1, 2006, the Compensation Committee of the Board of Directors approved the grant of 1,979,600 stock options to employees and non-employee directors under the 2006 Plan at an exercise price of $0.58 per share.

These plans do not allow for the exercise of options after ten years from the date of grant. At December 31, 2006, there were 93,585 stock options available to be granted under these plans. As of December 31, 2006, options to purchase a total of 2,290,625 shares had been granted under these three plans and options to purchase 893,725 shares were exercisable.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options and warrants vested in 2006. Therefore results for prior periods have not been restated. As a result of adopting SFAS No. 123(R), the Company recorded $222,743.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123(R) during the period presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the vesting period of the options.

Net loss attributable to common shareholders	$(3,688,638)
Deduct: Compensation previously recognized	(14,758)
Total stock-based employee compensation expense determined under the fair value method for all awards	(69,069)
Pro forma net loss attributable to common shareholders	$(3,772,465)
Basic and diluted loss per share – as reported	($1.43)
Basic and diluted loss per share – pro forma	($1.46)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	2006	2005
Risk free interest rate	3.00%	3.00%
Expected life	2 years	3 years
Expected volatility	45%	45%
Expected dividend yield	—	—

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of December 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	318,475	$1.40	68,675	$3.20

Granted	1,979,600	0.58	270,000	1.20

Forfeited/Cancelled	(7,450)	1.09	(20,200)	3.50

Options outstanding at end of year	2,290,625	$0.69	318,475	$1.40

Options exercisable at end of year	893,725	$0.84	159,474	$1.40

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding	Weighted Average Remaining Life	Exercise Price	Options Exercisable	Weighted Average Price
43,000	6.97 years	$2.50	43,000	$2.50
4,500	7.02 years	4.00	4,500	4.00
2,500	7.31 years	5.15	2,500	5.20

2,625	7.88 years	3.00	2,625	3.00
21,900	7.19 years	2.50	21,900	2.50
2,500	8.50 years	2.35	2,500	2.40
2,500	8.66 years	2.00	2,500	2.00
61,500	8.96 years	1.00	41,000	1.00
170,000	8.98 years	1.00	113,333	1.00
1,979,600	9.75 years	0.58	659,867	0.58

2,290,625		$0.69	893,725	$0.84

As of December 31, 2006, there was $209,050 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized over the vesting periods, as stated in the option agreements.

The following table represents our nonvested stock options and warrant activity for the year ended December 31, 2006:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested options and warrants — December 31, 2005	259,000	$1.58
Granted	2,179,600	$0.62
Vested	(1,037,233)	$0.88
Forfeited	(4,667)	$1.00

Nonvested options and warrants — December 31, 2006	1,396,900	$0.60

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006, based on the Company’s closing stock price of $0.39 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

Prior to January 1, 2005, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its board of directors, investors, consultants, creditors and others.

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

On November 17, 2005, in conjunction with a Settlement Agreement, as discussed further in Note 9, we issued warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to Barron Partners, LP, as consideration under the Settlement Agreement, in settlement of the Dispute, as discussed further in Note 9.

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

April 17, 2006 we issued warrants to acquire up to 200,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants. These warrants were issued for services rendered to us and at an exercise price of $1.00 per share and are exercisable for a period of three years. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultants are sophisticated investors and familiar with our operations.

As of December 31, 2006, warrants to purchase a total of 17,690,437 shares of common stock were outstanding at exercise prices ranging from $0.10 to $10.50. The warrants are currently exercisable and expire at various dates through January 2011.

Additional Warrants

As discussed in Note 1, in connection with the acquisition of Speedemissions by SKTF, Speedemissions issued a warrant to V2R, LLC (“V2R”), an entity controlled by a minority shareholder and director. The warrant entitles V2R to purchase 2,500 shares of Speedemissions common stock at an exercise price of $.10 per share. At December 31, 2006, the warrant was exercisable.

On February 18, 2004, in accordance with authorization by the Board of Directors on January 21, 2004, the Company issued 90,000 warrants to purchase shares of the Company’s common stock to its President. Each warrant entitles the President to purchase one share of common stock. The exercise price for 45,000 of the warrants is $7.50, with the remaining 45,000 having an exercise price of $10.50. Each of the two separately priced warrant issues expire on February 17, 2009 and each vested 15,000 warrants immediately and the remaining 30,000 warrants vested in two equal parts of 15,000 warrants on January 1, 2005 and January 1, 2006. The Company did not assign a value to the warrants upon issuance as the value was deemed immaterial.

The following table summarizes information about stock warrants outstanding at December 31, 2006:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
2,500	1.46 years	$0.10	2,500	$0.10
10,000	2.07 years	$2.50	10,000	$2.50
250,000	2.07 years	$1.20	250,000	$1.20
45,000	2.14 years	$10.50	45,000	$10.50
45,000	2.14 years	$7.50	45,000	$7.50
8,000,000	3.88 years	$1.20	8,000,000	$1.20
285,000	3.50 years	$0.60	285,000	$0.60
8,587,430	3.50 years	$1.20	8,587,430	$1.20
50,000	1.61 years	$2.00	50,000	$2.00
50,000	2.95 years	$2.50	50,000	$2.50
10,000	3.07 years	$1.20	10,000	$1.20
85,500	< 0.14 years	$7.50	85,500	$7.50
70,007	1.45 years	$7.50	70,007	$7.50
150,000	2.25 years	$1.00	150,000	$1.00
50,000	2.75 years	$1.00	50,000	$1.00

17,690,437			17,690,437

Note 8: Consulting Agreements

In connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continued for 30 months at a consulting fee of $8,334 per month. The new agreement granted V2R warrants to purchase 10,000 shares of the Company's common stock at $2.50 per share. The warrants vested in two increments of 5,000 warrants on January 1, 2005 and 2006. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the years ended December 31, 2006 and 2005, the Company expensed a total of approximately $0 and $32,500, respectively, under the consulting agreement. Effective June 30, 2005, the agreement was amended to terminate the monthly retainer fees and extend the expiration of the agreement to July 1, 2007, by mutual consent of V2R and the Company. The balance of unpaid retainer fees to V2R was $26,872 and $88,691 as of December 31, 2006 and 2005 respectively.

On February 22, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the years ended December 31, 2006 and 2005, the Company recognized $0 and $75,000 in general and administrative expenses related to this agreement, based on the market value of the stock at the grant date.

On June 17, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the years ended December 31, 2006 and 2005, the Company recognized $0 and $58,750 in general and administrative expenses related to this agreement, based on the market value of the stock at the grant date.

On July 25, 2005, we issued a total of 13,889 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder is a sophisticated investor and familiar with our operations. During the years ended December 31, 2006 and 2005, the Company recognized $0 and $26,305 in general and administrative expenses related to this agreement, based on the market value of the stock at the grant date.

The Company did not enter into any material consulting agreements during 2006.

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

On January 26, 2005, we executed a promissory note in favor of GCA Fund, a majority shareholder, in the principal amount of $350,000, and on that date we received funds in the same amount. Under the terms of the note, we were obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005. Effective on October 14, 2005, in connection with the Settlement Agreement, as discussed hereafter in this Note, we converted the outstanding balance plus accrued interest into 369 shares of our Series A Convertible Preferred Stock. In connection with the transaction, we issued to GCA Fund warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share, which exercise price has been adjusted to $1.20 as part of the Settlement Agreement. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Fund, warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share which exercise price has been adjusted to $1.20 as part of the Settlement Agreement.

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

For the year ended December 31, 2006 and 2005, the Company incurred legal expenses totaling $4,451 and $201,806 for legal services provided by a minority shareholder. The Company owed $0 and $107,527 as of December 31, 2006 and 2005 to this minority shareholder.

Settlement Agreement

On August 23, 2005, GCA Strategic Investment Fund Limited (“GCA”), the holder of all 2,500 shares of our Series A Convertible Preferred Stock then issued and outstanding, notified us that as a result of the Barron Agreement and pursuant to Section 9 of the Certificate of Designation of Series

A Convertible Preferred Stock, the conversion ratio of our Series B Convertible Preferred Stock was automatically incorporated into the rights of the Series A Convertible Preferred Stock (referred to herein as the “Dispute”). We resolved this Dispute by entering into a “Settlement Agreement” with GCA, Barron, and Global Capital Funding Group, LP (“GCFG” and collectively with GCA and Barron referred to herein as the “Investors”) with all parties agreeing to the following terms:

•

GCFG converted all amounts due and owing under the Speedemissions, Inc. Secured Promissory Note dated December 30, 2004, in the principal amount of $1,285,000 plus accrued interest of $124,288 into (i) 1,409 shares of Series A Convertible Preferred Stock with rights and preferences outlined in the Amended Certificate of Designation of our Series A Convertible Preferred Stock and (ii) a warrant to purchase 2,400,000 shares of our common stock at an exercise price of $1.20 per share for a period of five years from the date of grant;

•

GCA consented to the Amended Certificate of Designation, including a new conversion price of $1.20 per share of common stock and no dividend rights, and converted all amounts due and owing, including accrued interest, under the $350,000 principal amount promissory note dated January 26, 2005, the $300,000 principal amount promissory note dated August 2, 2001, and the $110,000 principal amount promissory note dated August 7, 2004 into (i) 1,224 shares of Series A Convertible Preferred Stock, (ii) a warrant to purchase 1,600,000 shares of our common stock with an exercise price of $1.20 per share of common stock for a period of five years from the date of grant, and (iii) an amended warrant agreement dated January 26, 2005 to purchase 250,000 shares of common stock reducing the exercise price from $2.40 to $1.20 per share;

•

Barron agreed to the issuance of the GCA Stock, the GCFG Stock, and the GCFG Warrant, and to the Amended Certificate of Designation in exchange for a warrant to purchase 4,000,000 shares of our common stock with an exercise price of $1.20 per share of common stock for a period of five years from the date of grant; and

•

Speedemissions, GCFG, GCA, and Barron agreed to release each other of all claims, agreements, contracts, covenants, representations, obligations, losses, liabilities, demands and causes of action which it may now or hereafter have or claim to have against each other, as a result of the Dispute.

In connection with the Settlement Agreement, we also amended certain Common Stock Purchase Warrants held by the Investors effective October 14, 2005:

•

We executed an Amendment No. 1 to the First Restated Common Stock Purchase Warrant “A” to purchase 2,621,496 shares of common stock held by Barron reducing the exercise price from $2.40 per share to $1.20 per share.

•	We executed an Amendment No. 1 to the Common Stock Purchase Warrant “B” to purchase 1,965,935 shares of common stock held by Barron reducing the exercise price from $4.80 per share to $1.20 per share.

•	We executed an Amendment No. 1 to the Warrant to purchase 250,000 shares of common stock held by GCA reducing the exercise price from $1.25 per share to $1.20 per share.

•	We executed an Amendment No. 1 to the Warrant to purchase 10,000 shares of common stock held by GCA reducing the exercise price from $3.57 per share to $1.20 per share.

As part of the Settlement Agreement, we entered into an Exchange Agreement with GCFG dated effective as of October 14, 2005, exchanging the GCFG Stock and the GCFG Warrant for the GCFG Note.

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

Note 10: Business Acquisitions

Just, Inc.

Effective August 30, 2005, the Company purchased, for $2,500,000, 100% of the outstanding stock of Just, Inc., a Utah corporation. The Company paid Just, Inc.’s shareholders $2,200,000 on September 8, 2005, and per the purchase agreement paid its shareholders $100,000 and issued 71,430 shares of our common stock valued at $100,000 in September 2006. As of December 31, 2006, the Company owed the two shareholders of Just, Inc. a total 71,430 in shares valued at $100,000 that will be issued in 2007. The assets purchased included the business assets of eight emissions testing and safety inspection stations in the Salt Lake City, Utah area, which the Company intends to continue to operate under the Just, Inc. name. The Company made the acquisition to enter the Salt Lake City, Utah market as part of the Company’s ongoing acquisition strategy.

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

$2,624,537

Mr. Sticker, Inc.

Effective June 30, 2005, the Company purchased, for $3,100,000 in cash and 18,300 shares of the Company’s common stock valued at $43,000, 100% of the outstanding stock of Mr. Sticker, Inc. (“Mr. Sticker”), a Texas corporation. The assets purchased included the business assets of six emissions testing and safety inspection stations, which the Company intends to continue to operate under the Mr. Sticker name. The Company made the acquisition to increase its market share in the Houston, Texas area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources.

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

$3,192,605

The following pro-forma financial information has been prepared as if the acquisitions of Mr. Sticker and Just, Inc. were consummated as of the beginning of the period presented herein. The pro-forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the beginning of the period, nor is it necessarily indicative of the results of operations that may occur in the future:

Pro Forma	Speedemissions 2005 (unaudited)	Mr. Sticker 2005 (unaudited)	Just, Inc. 2005 (unaudited)	Combined 2005 (unaudited)
Revenue	$4,859,199	$2,681,728	$2,565,438	$10,106,365

Net income (loss)	$(4,260,847)	$996,126	$629,391	($2,635,330)

Net income (loss) per share, basic and diluted	$(1.65)	$0.39	$0.24	$(1.02)

Weighted average common shares outstanding	2,575,407	2,575,407	2,575,407	2,575,407

Note 11: Risk and Uncertainties

Regulatory Impact

The current and future demand for the Company’s services is substantially dependent upon federal, state, local, and foreign legislation and regulations mandating air pollution controls and emissions testing. If any or all of these governmental agencies should change their positions or eliminate or revise their requirements related to air pollution controls and emissions testing (including a shift to centralized facilities versus decentralized facilities), the Company could experience a significant adverse impact on its financial position and results of operations.

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

Note 12: Subsequent Event

The Georgia Department of Transportation and Gwinnett County plan a road widening project at the site of our Lawrenceville, Georgia store. We own the land and the building. As a result, Gwinnett County, filed a declaration of taking and condemnation petition on January 24, 2007, taking the majority of the property. We have filed an appeal based on the amount of just and fair compensation, which includes the (a) fair market value of the property taken, (b) any consequential damage to the remaining property, and (c) any business loss resulting from the taking. As of March 8, 2007, we still occupied the building and continued to perform emission tests at the location. The final amount of compensation to be paid to Speedemissions by Gwinnett County for the building and land and the date we will have to vacate the premises was not known as of March 8, 2007. Once received, we will use the proceeds from the sale of the property to the county to repay $60,000 bank debt on the property and reinvest the remaining funds into new and existing stores.

Note 13: Significant Fourth Quarter Adjustments

In accordance with SFAS 142 and SFAS 144, the Company reviewed the carrying amount of goodwill and purchased assets in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. During the fourth quarter of 2006, we determined that goodwill and purchased assets recorded from the acquisition of the assets of State Inspections of Texas, Inc was impaired due to continued net operating losses at these six stores located in Texas. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the net assets. The fair value of goodwill and related purchased assets were determined using discounted cash flow techniques. The amount of the goodwill and related purchased assets impairment expensed during the fourth quarter was $1,071,007. The goodwill recorded for the five Mr. Sticker stores located in Texas that were acquired in 2005 was not impaired as of December 31, 2006.

******