Form 10QSB
period 2007-03-31
SPEEDEMISSIONS INC
filed 2007-05-15
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of May 7, 2007, there were 3,034,958 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash	$325,208	$320,231
Other current assets	163,670	224,930

Total current assets	488,878	545,161

Property and equipment, at cost less accumulated depreciation and amortization	1,187,452	1,229,329
Goodwill	7,100,572	7,100,572
Other assets	59,926	59,926

Total assets	$8,836,828	$8,934,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$310,745	$318,297
Accrued liabilities	465,909	532,984
Debt payable	111,747	111,747
Current portion of capitalized lease obligations	12,925	12,925

Total current liabilities	901,326	975,953

Other liabilities	108,311	113,848

Commitments and contingencies
Shareholders’ equity:
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $10,976,000	5	5
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,481,482 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $5,906,000	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 2,963,528 and 2,873,598 shares issued and outstanding in 2007 and 2006, respectively	2,964	2,964
Additional paid-in capital	19,655,550	19,622,834
Deferred compensation	(16,021)	(17,437)
Accumulated deficit	(11,817,788)	(11,765,660)

Total shareholders’ equity	7,827,191	7,845,187

Total liabilities and shareholders' equity	$8,836,828	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2007	2006

Revenue	$2,412,538	$2,427,529

Costs and expenses:
Cost of emission certificates	599,690	650,250
Store operating expenses	1,499,965	1,377,723
General and administrative expenses	357,835	379,171

Loss from operations	(44,952)	20,385
(Gain) loss from disposal of non-strategic assets	3,849	(10,472)
Interest expense	3,327	2,777

Net income (loss)	$(52,128)	$28,080

Net income (loss) per share (basic)	$(0.02)	$0.01

Net income (loss) per share (diluted)	$(0.02)	$0.00

Weighted average common shares outstanding, basic	2,963,528	2,762,481

Weighted average common shares outstanding, diluted	2,963,528	7,327,479

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net income (loss)	$(52,128)	$28,080
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,552	99,242
(Gain) loss on sale of non-strategic assets	3,849	(10,472)
Share based compensation expenses	32,716	6,655
Stock issued for services	—	50,000
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	61,260	(30,115)
Other assets	—	(7,200)
Accounts payable and accrued liabilities	(77,126)	(103,081)

Net cash provided by operating activities	57,123	33,109

Cash flows from investing activities:
Proceeds from asset sales	400	12,000
Purchases of property and equipment	(49,509)	(64,524)

Net cash used in investing activities	(49,109)	(52,524)

Cash flows from financing activities:
Payments on capitalized leases	(3,037)	(7,348)

Net cash used in financing activities	(3,037)	(7,348)

Net increase (decrease) in cash	4,977	(26,763)
Cash at beginning of year	320,231	250,227

Cash at end of year	$325,208	$223,464

Supplemental Information:

Cash paid during the year for interest	$2,514	$1,483

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

General

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. As of May 7, 2007, we operated 35 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area.

Nature of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Speedemissions and its wholly-owned subsidiaries, Mr. Sticker, Inc. and Just, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with our Company’s audited financial statements contained in our Form 10-KSB for the year ended December 31, 2006.

Adoption of Recent Accounting Pronouncements

On January 1, 2007, Speedemissions adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a material cumulative-effect adjustment.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

The Company’s 35 emissions testing stations operate under the trade names Speedemissions, Mr. Sticker and Sticker Stop (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

Note 2: Going Concern

The Company has historically incurred losses and has limited capital resources which raises substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund the capital needed for expansion.

The Company has taken certain steps to maintain its operating and financial requirements in an effort to enable it to continue as a going concern until such time that revenues are sufficient to cover expenses on a consistent basis, including expanding its revenue opportunities through the investment in new stores, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel. As a result of these actions, the Company operated at a profit in each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. However, the profits generated in these quarters were not enough to cover losses incurred as a result of additional operating expenses from new stores that the Company opened or was in the process of opening during the first quarter of 2007 and fourth quarter of 2006, the stock compensation expense as required by SFAS 123R for the issuance of stock options during the first quarter of 2007 and fourth quarter of 2006, and an impairment charge recorded against goodwill and related assets in the fourth quarter of 2006.

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

Note 3: Debt Payable to Related Parties

The Company has a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh, a former director of the Company. The note bears interest at 10% per annum. The unpaid principal and interest due was $60,625 and $59,332 as of March 31, 2007 and December 31, 2006, respectively. See Note 9 for additional disclosures.

Note 4: Net Income (Loss) Per Common Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
	2007	2006
Net income (loss) (A)	$(52,128)	$28,080

Weighted average common shares – basic (B)	2,963,528	2,762,481
Effect of dilutive securities (1) (3):
Diluted effect of stock options (2)	—	—
Diluted effect of stock warrants (2)	—	287,500
Diluted effect of unrestricted preferred Series A shares	—	4,277,498

Weighted average common shares – diluted (C)	2,963,528	7,327,479

Net income (loss) per share – basic (A/B)	$(0.02)	$0.01

Net income (loss) per share – diluted (A/C)	$(0.02)	$0.00

(1)	As a result of the Company’s net loss in the three months ended March 31, 2007, aggregate Common Stock Equivalents of 42,989,060 that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three months ended March 31, 2007. These Common Stock Equivalents could be dilutive in future periods.
(2)	Because their effects are anti-dilutive, 17,490,437 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three months ended March 31, 2006.
(3)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three months ended March 31, 2006.

Note 5: Stockholders’ Equity

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of March 31, 2007 and December 31, 2006, respectively.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of March 31, 2007 and December 31, 2006, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 2,963,528 shares were issued and outstanding as of March 31, 2007 and December 31, 2006, respectively.

Note 6: Share-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of Speedemissions’ common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense under SFAS No. 123(R) was $34,132 and $8,071 during the three months ended March 31, 2007 and 2006, respectively.

Stock Option Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of Speedemissions, Inc. common stock on the date of grant, have a term of ten years or less, and generally vest over three years from the date of grant.

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of March 31, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregare Intrisic Value
Outstanding at December 31, 2006	2,290,625	$0.69
Granted	—	—
Forfeited/Cancelled	(29,500)	0.96

Outstanding at March 31, 2007	2,261,125	$0.70	9.32	$0

Vested and exercisable at March 31, 2007	881,392	$0.84	9.11	$0

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007, based on the Company’s closing stock price of $0.25 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of March 31, 2007, there was $176,334 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized over the vesting periods, as stated in the option agreements. No shares vested during the three months ended March 31, 2007.

The following table represents our nonvested stock options and warrant activity for the three months ended December 31, 2007:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested — December 31, 2006	1,396,900	$0.60
Granted	—	—
Vested	—	—
Forfeited	(18,833)	0.56

Nonvested — March 31, 2007	1,378,067	$0.60

There were 2,261,125 and 2,290,625 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of March 31, 2007 and December 31, 2006, respectively. There were no options granted or exercised during the three month period ended March 31, 2007.

Stock Warrants

There were 17,604,938 and 17,690,437 common stock warrants issued and outstanding as of March 31, 2007 and December 31, 2006, respectively. There were no common stock warrants granted or exercised during the three month period ended March 31, 2007.

Note 7: Income Taxes

No provision for income taxes has been reflected for the three month period ended March 31, 2007 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Note 9: Subsequent Events

The Georgia Department of Transportation and Gwinnett County plan a road widening project at the site of our Lawrenceville, Georgia store. We own the land and the building. As a result, Gwinnett County, filed a declaration of taking and condemnation petition on January 24, 2007, taking the majority of the property. As of May 8, 2007, we still occupied the building and continued to perform emission tests at the location. On April 17, 2007, we received $210,694 from Gwinnett County as compensation for a portion of the building and land. We have filed an appeal based on the amount of just and fair compensation, which includes the (a) fair market value of the property taken, (b) any consequential damage to the remaining property, and (c) any business loss resulting from the taking. The final amount of compensation to be paid to Speedemissions by Gwinnett County for the building and land and the date we will have to vacate the premises was not known as of May 8, 2007.

On April 19, 2007, we used proceeds received from the sale of the Lawrenceville property to repay a $60,000 bank debt secured by the property and $231 in accrued interest. On April 20, 2007 we repaid our loan payable to V2R in full. The amount paid including accrued interest was $60,934.

ITEM 2	Managements Discussion and Analysis or Plan of Operation

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

Overview

As of March 31, 2007 we operated 35 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

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

We want to grow. We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units. Since September 30, 2006, we have opened or began the process of opening four new emissions testing centers (one in Atlanta and three in Houston). We intend to continue growing in 2007 by opening company-owned stations in existing markets as well as in new markets such as Dallas, Texas and St. Louis, Missouri and acquiring more competitors if we are able to obtain reasonable terms on additional equity or debt needed to fund such acquisitions.

We expect overall profits to be adversely affected in 2007 as we continue to invest in new emissions testing stations in Houston, Dallas and St. Louis. Opening stations in new markets involves initial infrastructure costs and sales and marketing costs to add loyal customers who can generate recurring revenue for the Company.

Explanatory Paragraph in Report of Our Independent Certified Public Accountants

Our independent auditors have included an explanatory paragraph in their most recent report dated March 27, 2007, stating that our audited financial statements for the year ending December 31, 2006 were prepared assuming that we will continue as a going concern. However, they note that our recurring losses from operations, past history of operating cash flow deficiencies and its limited capital resources raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income (loss) from operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were as follows:

	Three Months Ended
	March 31		Percentage
	2007	2006	Change
Revenue	$2,412,538	$2,427,529	(0.6%)
Cost of emission certificates	599,690	650,250	(7.8%)
Store operating expenses	1,499,965	1,377,723	8.9%
General and administrative expenses	357,835	379,171	(5.6%)

Income (loss) from operations	$(44,952)	$20,385	(320.5%)

Revenue. Revenue decreased $14,991 or (0.6%) to $2,412,538 in the three months ended March 31, 2007 compared to $2,427,529 in the three months ended March 31, 2006. The decrease in revenue was primarily due to a loss of $115,068 in revenue from the closure of a single store in Houston where the landlord sold the property upon the expiration of our lease in April 2006. Same store sales for the three months ended March 31, 2007 increased $85,516, or 3.7% from the comparable period in 2006. Management believes the increase in comparable stores sales is related to the Company’s efforts to improve the appearance of its stores and its focus on increasing customer satisfaction. The Company opened one new store in Houston during the three months ended March 31, 2007, which combined with the revenue from an Atlanta store opened during August 2006 accounted for the remaining $14,561 growth in revenue in the three month period ended March 31, 2007 over the comparable period in 2006.

Cost of emission certificates. Cost of emission certificates decreased $50,560 or (7.8%) in the three month period ended March 31, 2007 and was $599,690 or 24.9% of revenues, compared to $650,250 or 26.8% of revenues in the three months ended March 31, 2006. The decrease was primarily due to a reduction in certificate costs of $35,817 resulting from the closure of a single store in Houston as discussed above, a net decrease of $27,810 in certificate costs in Utah resulting from a decrease in the cost of an emissions certificate in Salt Lake County Utah from $3.60 to $1.80 per certificate and an increase in same store sales. The decrease was offset by a net increase in the number of same store emissions tests performed which resulted in higher cost of emission certificates of $8,490 at the Company’s Texas and Georgia stores and certificate costs of $4,577 for tests performed at new stores opened since August 2006.

Store operating expenses. Store operating expenses increased $122,242, or 8.9% in the three month period ended March 31, 2007 and was $1,499,965 or 62.2% of revenues, compared to $1,377,723 or 56.8% of revenues in the three month period ended March 31, 2006. The increase was primarily due to $84,758 in new store operating expenses associated with opening two new stores since August 2006 and two additional new stores that the Company intends to open in 2007. Also contributing to the increase were higher personnel costs from the implementation of store employee incentives and additional personnel required to provide our customers with improved service and customer satisfaction. The increase was offset by a decrease in store operating expenses of $34,090 resulting from the closure of a store in Houston and a decrease of approximately $29,000 in repair and maintenance costs.

General and administrative expenses. Our general and administrative expenses decreased $21,336, or (5.6%) to $357,835 in the three month period ended March 31, 2007 from $379,171 in the three month period ended March 31, 2006. The decrease in general and administrative expenses was primarily due to a reduction of $79,283 in consulting, legal and accounting fees partially offset by an increase of $26,062 in stock-based compensation expense in accordance with SFAS No. 123(R) and an increase in other general and administrative expenses of $31,885.

(Gain) loss from disposal of non-strategic assets, Interest Expense, Net Income (Loss) and Earnings Per Share Our (gain) loss from disposal of non-strategic assets, interest expense, net income (loss) and earnings per share for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is as follows:

	Three Months Ended
	March 31
	2007	2006
Income (loss) from operations	$(44,952)	$20,385
(Gain) loss from disposal of non-strategic assets	3,849	(10,472)
Interest expense	3,327	2,777

Net Income (loss)	$(52,128)	$28,080

Basic income (loss) per share	$(0.02)	$0.01

Diluted income (loss) per share	$(0.02)	$0.01

Weighted average shares outstanding, basic	2,963,528	2,762,481

Weighted average shares outstanding, diluted	2,963,528	7,327,479

During the three months ended March 31, 2007, the Company incurred a loss of $3,849 on the disposal of non-strategic assets as compared to a gain of $10,472 in the comparable period ended March 31, 2006.

Our interest expense increased $550 during the three months ended March 31, 2007 and was $3,327 compared to $2,777 for the three months ended March 31, 2006.

During the three months ended March 31, 2007, we had a net loss of $52,128 or ($0.02) per weighted-average share (basic and diluted). During the three months ended March 31, 2006, we reported net income of $20,080 or $0.01 per weighted-average share basic and $0.00 per weighted-average share diluted.

Liquidity and Capital Resources

Introduction

We generated positive operating cash flows of $57,123 and $33,109 in the quarters ending March 31, 2007 and March 31, 2006, respectively. As we continue to implement our growth strategy, we anticipate an increase in our net operating cash flow on a long-term basis, but with the increased costs of expanding our operations, may not achieve positive operating cash flow on a consistent basis during 2007. The Company has funded operations and acquisitions primarily through the issuance of equity securities. In the future we may continue to issue our equity securities in order to raise additional capital. We are currently reviewing and pursuing opportunities to raise capital, although the terms of an offering have not been determined.

Cash Requirements

For the three months ended March 31, 2007 our net cash provided by operating activities was $57,123 as compared to net cash provided in operating activities of $33,109 during the three months ended March 31, 2006. Positive operating cash flows during the three months ended March 31, 2007 were primarily created by a decrease in other current assets of $61,260, depreciation and amortization of $88,552 and share based compensation expenses of $32,716, partially offset by a net loss from operations of $52,128 and a decrease of $77,126 in accounts payable and accrued liabilities. Because of our growth, we do not have an opinion as to how indicative these results will be of future results.

For the three months ended March 31, 2006, net cash provided by operations of $33,109 was primarily created by net income from operations of $28,080, depreciation and amortization of $99,242, non-cash stock issued for services of $50,000, partially offset by a decrease of $103,081 in accounts payable and accrued liabilities and an increase of $30,115 in other current assets.

Sources and Uses of Cash

Prior to January 1, 2006, we had not generated sufficient cash flow from operations to fund growth as we continued to acquire and open new emission testing stations. However, cash flows from operations for the last fifteen months have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth and reduce our liabilities. We expect overall net cash flow from operations to be adversely affected in 2007 as we continue to invest in new emissions testing stations in the new markets of Dallas and St. Louis and increase the number of stores in our existing markets; however, we do seek to effectively manage expenses associated with our existing operations and working capital to mitigate the adverse impact our growth initiatives are expected to have on our operational cash flow.

Net cash used in investing activities was $49,109 and $52,524 for the three months ended March 31, 2007 and 2006, respectively. The investing activities during the three months ended March 31, 2007 were due to capital expenditures related to the building of new stores and the purchase of equipment in the amount of $49,509. The investing activities during the three months ended March 31, 2006 were due to capital expenditures related to the building of new stores and the purchase of equipment in the amount of $64,524, offset by the proceeds from the sale of non-strategic assets of $12,000. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of competitors and we expect to invest in new stores in new and existing markets.

Net cash used in financing activities was $3,037 and $7,348 for the three months ended March 31, 2007 and 2006, respectively. Net cash used in financing activities during the three months ended March 31, 2007 and 2006 resulted primarily from the payment of capital leases.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

PART II

ITEM 1	Legal Proceedings

As of March 31, 2007, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-KSB for the year ended December 31, 2006.

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

SPEEDEMISSIONS, INC.

Date: May 15, 2007	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: May 15, 2007	By:	/s/ Michael Shanahan
Michael Shanahan Chief Financial Officer