Form 10QSB
period 2007-06-30
SPEEDEMISSIONS INC
filed 2007-08-13
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were 3,034,958 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets

Current assets:
Cash	$462,216	$320,231
Other current assets	209,812	224,930

Total current assets	672,028	545,161

Property and equipment, at cost less accumulated depreciation and amortization	941,213	1,229,329
Goodwill	7,100,572	7,100,572
Other assets	61,726	59,926

Total assets	$8,775,539	$8,934,988

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$189,100	$318,297
Accrued liabilities	406,715	532,984
Debt payable	—	111,747
Current portion of capitalized lease obligations	5,306	12,925

Total current liabilities	601,121	975,953

Other liabilities	111,408	113,848

Commitments and contingencies

Shareholders’ equity:
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $10,976,000	5	5
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,481,482 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $5,906,000	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 3,034,958 and 2,963,528 shares issued and outstanding in 2007 and 2006, respectively	3,035	2,964
Additional paid-in capital	19,788,195	19,622,834
Deferred compensation	(14,605)	(17,437)
Accumulated deficit	(11,716,101)	(11,765,660)

Total shareholders’ equity	8,063,010	7,845,187

Total liabilities and shareholders’ equity	$8,775,539	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenue	$2,468,889	$2,375,261	$4,881,426	$4,802,790

Costs and expenses:
Cost of emission certificates	603,090	591,340	1,202,780	1,241,590
Store operating expenses	1,384,241	1,351,671	2,886,005	2,729,523
General and administrative expenses	371,878	350,458	727,913	729,628

Income from operations	109,680	81,792	64,728	102,049
(Gain) loss from disposal of non-strategic assets	7,886	—	11,735	(10,472)
Interest expense	107	2,688	3,434	5,337

Net income	$101,687	$79,104	$49,559	$107,184

Net income per share (basic)	$0.03	$0.03	$0.02	$0.04

Net income per share (diluted)	$0.01	$0.01	$0.01	$0.01

Weighted average common shares outstanding, basic	3,016,119	2,888,642	2,989,969	2,825,910

Weighted average common shares outstanding, diluted	7,296,117	7,453,640	7,269,967	7,390,908

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$49,559	$107,184
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135,328	195,371
(Gain) loss on sale of non-strategic assets	11,735	(10,472)
Share based compensation expenses	65,432	58,424
Stock issued for services	—	68,500
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	50,590	(39,922)
Other assets	(1,800)	(7,200)
Accounts payable and accrued liabilities	(160,365)	(169,247)

Net cash provided by operating activities	150,479	202,638

Cash flows from investing activities:
Proceeds from asset sales	211,094	12,000
Capital expenditures	(102,681)	(144,729)

Net cash provided by (used in) investing activities	108,413	(132,729)

Cash flows from financing activities:
Payments on debt	(111,747)	—
Payments on capitalized leases	(5,160)	(10,474)

Net cash used in financing activities	(116,907)	(10,474)

Net increase in cash	141,985	59,435
Cash at beginning of period	320,231	250,227

Cash at end of period	$462,216	$309,662

Supplemental Information:
Cash paid during the year for interest	$13,017	$3,244

Supplemental Disclosure of Noncash Financing Activities:

During the quarter ended June 30, 2007, the Company issued 71,430 shares of common stock to the former owners of a subsidiary acquired in 2005, which was final payment of $100,000 withheld from the acquisition price for any potential unknown or undisclosed liabilities.

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

General

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. As of August 7, 2007, we operated 35 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area. We expect to open eight new vehicle emissions testing and safety inspection centers in the Dallas - Ft. Worth area and two in the Houston, Texas area before December 31, 2007. Throughout this report, the terms “we”, “us”, “our”, “Speedemissions”, and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries.

Nature of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Speedemissions and its wholly-owned subsidiaries, Mr. Sticker, Inc. and Just, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in our Form 10-KSB for the year ended December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of June 30, 2007, the Company has cash on hand of $0.5 million, working capital of $0.1 million, a current quarterly net income available to common shareholders of $0.1 million and an accumulated deficit of $11.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to provide and maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s 35 emissions testing stations operate under the trade names Speedemissions (Georgia), Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. See Note 6 for additional disclosures.

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

Note 2: Property and Equipment

Our Lawrenceville, Georgia store, which we owned, was located in the middle of a road widening project undertaken by the Georgia Department of Transportation and Gwinnett County. As a result, Gwinnett County, filed a declaration of taking and condemnation petition on January 24, 2007, taking the majority of the property. On April 17, 2007, we received $210,694 from Gwinnett County as compensation for a portion of the building and land. We have filed an appeal based on the amount of just and fair compensation, which includes the (a) fair market value of the property taken, (b) any consequential damage to the remaining property, and (c) any business loss resulting from the taking. We are working with Gwinnett County and a mediator to settle the final amount of compensation to be paid to Speedemissions by Gwinnett County for the building, land and loss of business. We occupied the building and continued to perform emission tests at the location until June 8, 2007.

Property and equipment at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Land	$0	$240,000
Building	0	10,000
Emission testing equipment	1,207,248	1,194,527
Furniture, fixtures and office equipment	78,873	72,364
Vehicles	15,607	23,775
Leasehold improvements	703,385	644,930

	2,005,113	2,185,596
Less accumulated depreciation and amortization	1,063,900	956,267

	$941,213	$1,229,329

Note 3: Debt Payable

On April 19, 2007, we used proceeds received from the sale of the Lawrenceville property to repay a $60,000 bank debt secured by the property and $231 in accrued interest. The unpaid principal and interest unpaid principal and interest was $0 and $60,000 as of June 30, 2007 and December 31, 2006.

On April 20, 2007, we used proceeds received from the sale of the Lawrenceville property the to repay a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh, a former director of the Company. The note bears interest at 10% per annum. The principal and accrued interest repaid was $60,934. The unpaid principal and interest was $0 and $59,332 as of June 30, 2007 and December 31, 2006, respectively.

Note 4: Net Income Per Common Share

Net income per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net income per share for the three and six month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income (A)	$101,687	$79,104	$49,559	$107,184

Weighted average common shares – basic (B)	3,016,119	2,888,642	2,989,969	2,825,910
Effect of dilutive securities (2):
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	2,500	287,500	2,500	287,500
Diluted effect of unrestricted preferred Series A Shares	4,277,498	4,277,498	4,277,498	4,277,498

Weighted average common shares – diluted (C)	7,296,117	7,453,640	7,269,967	7,390,908

Net income per share – basic (A/B)	$0.03	$0.03	$0.02	$0.04

Net income per share – diluted (A/C)	$0.01	$0.01	$0.01	$0.01

(1)	Because their effects are anti-dilutive, 17,612,437 and 17,412,937 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2007 and 2006, respectively.
(2)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three and six months ended June 30, 2006.

Note 5: Stockholders’ Equity

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 3,034,958 and 2,963,528 shares were issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.

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

Stock-based compensation expense was $34,132 and $53,185 during the three months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense was $68,265 and $61,256 during the six months ended June 30, 2007 and 2006, respectively.

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

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of June 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,290,625	$0.69
Granted	—	—
Forfeited/Cancelled	(34,900)	0.64

Outstanding at June 30, 2007	2,255,725	$0.70	9.07	$0

Vested and exercisable at June 30, 2007	879,592	$0.84	8.86	$0

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of June 30, 2007, there was $150,272 of unrecognized stock-based compensation expense related to nonvested stock options. This amount will be recognized over the vesting periods, as stated in the option agreements. No shares vested during the six months ended June 30, 2007.

The following table represents our nonvested stock options and warrant activity for the six months ended June 30, 2007:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Nonvested — December 31, 2006	1,396,900	$0.60
Granted	—	—
Vested	—	—
Forfeited	(22,433)	0.60

Nonvested — June 30, 2007	1,374,467	$0.60

There were 2,255,725 and 2,290,625 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of June 30, 2007 and December 31, 2006, respectively. There were no options granted or exercised during the six month period ended June 30, 2007.

Stock Warrants

There were 17,604,938 and 17,690,437 common stock warrants issued and outstanding as of June 30, 2007 and December 31, 2006, respectively. There were no common stock warrants granted or exercised during the six month period ended June 30, 2007.

Note 7: Income Taxes

No provision for income taxes has been reflected for the six month period ended June 30, 2007 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Overview

As of June 30, 2007 we operated 35 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

We charge a fee for each test, whether it passes or not, and a portion of that fee is passed on to the state governing agency. In Georgia, the maximum fee that we can charge for an emissions test is $25.00, and a fee of $6.95 is paid to the State of Georgia; Georgia does not require a safety inspection. In Texas, the maximum fee that we can charge is $39.75, for both an emissions test and a safety inspection, and a fee varying between approximately $7.50 and $14.25 per certificate, depending on the type of test is paid to the State of Texas. In Utah, there is not a maximum fee that we can charge in Salt Lake County. We charge $38.00 for an emissions test and $17.00 for a safety inspection and remit a fee of $1.80 to the County per emissions certificate and $2.00 to the Utah Highway Patrol for each safety inspection. There is a maximum of $25.00 and $17.00 that we can charge in Weber County, Utah for an emissions test and safety inspection respectively. A fee of $3.00 is remitted to Weber County per emissions certificate and a $2.00 fee is remitted to the Utah Highway Patrol for each safety inspection.

We want to grow. We completed four acquisitions during 2004 and two acquisitions during 2005, which added 32 testing centers and four mobile units. Since September 30, 2006, we have opened one new store in Atlanta and two new stores in Houston. We are in the process of opening two additional stores in the Houston, Texas area. We intend to continue growing in 2007 and 2008 by opening company-owned stations in existing markets as well as in new markets such as Dallas, Texas and acquiring more competitors if we are able to obtain reasonable terms on additional equity or debt needed to fund the acquisition.

Our overall profits may be adversely affected in 2007 as we continue to invest in new emissions testing stations in Houston and Dallas. Opening stations in new markets involves initial infrastructure costs and sales and marketing costs to add loyal customers who can generate recurring revenue for the Company.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were as follows:

	Three Months Ended June 30		Percentage Change
	2007	2006
Revenue	$2,468,889	$2,375,261	3.9%
Cost of emission certificates	603,090	591,340	2.0%
Store operating expenses	1,384,241	1,351,671	2.4%
General and administrative expenses	371,878	350,458	6.1%

Income from operations	$109,680	$81,792	34.1%

Revenue. Revenue increased $93,628 or 3.9% to $2,468,889 in the three months ended June 30, 2007 compared to $2,375,261 in the three months ended June 30, 2006. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $116,096 or 5.0%, an increase of $18,894 from two new stores that were not open in the three months ended June 30, 2006, offset by the loss of $41,362 in revenue from the closure of a single store in Houston where the landlord sold the property upon the expiration of our lease in April 2006 and the closure of the Lawrenceville, Georgia store where Gwinnett County acquired the property for a road widening project. Management believes the increase in comparable stores sales is related to the Company’s efforts to improve the appearance of its stores and its focus on increasing customer satisfaction.

Cost of emission certificates. Cost of emission certificates increased $11,750 or 2.0% in the three month period ended June 30, 2007 and was $603,090 or 24.4% of revenues, compared to $591,340 or 24.9% of revenues in the three months ended June 30, 2006. The increase was primarily due to an increase in same store emissions tests performed which resulted in higher cost of emission certificates of $19,194, and an increase of $6,409 for tests performed at new stores that have opened since August 2006. The decrease was offset by a reduction in certificate costs of $13,853 resulting from the closure of the two stores discussed above and a decrease on April 1, 2006 in the cost of emissions certificates in Salt Lake County Utah from $3.60 to $1.80 per certificate.

Store operating expenses. Store operating expenses increased $32,570, or 2.4% in the three month period ended June 30, 2007 and was $1,384,241 or 56.1% of revenues, compared to $1,351,671 or 56.9% of revenues in the three month period ended June 30, 2006. The increase was primarily due to $77,387 in new store operating expenses. Also contributing to the increase were higher personnel costs from the implementation of store employee incentives and additional personnel required to provide our customers with improved service and customer satisfaction. The increase was offset by a decrease of $30,062 in same store operating expenses and $14,755 resulting from the closure of the two stores.

General and administrative expenses. Our general and administrative expenses increased $21,420, or 6.1% to $371,878 in the three month period ended June 30, 2007 from $350,458 in the three month period ended June 30, 2006. The increase in general and administrative expenses was primarily due to an increase in consulting, legal and accounting fees of $25,650.

(Gain) loss from disposal of non-strategic assets, Interest Expense, Net Income and Earnings Per Share Our (gain) loss from disposal of non-strategic assets, interest expense, net income (loss) and earnings per share for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is as follows:

	Three Months Ended June 30
	2007	2006
Income from operations	$109,680	$81,792
(Gain) loss from disposal of non-strategic assets	7,886	—
Interest expense, net	107	2,688

Net Income	$101,687	$79,104

Basic income per share	$0.03	$0.03

Diluted income per share	$0.01	$0.01

Weighted average shares outstanding, basic	3,016,119	2,888,642

Weighted average shares outstanding, diluted	7,296,117	7,453,640

During the three months ended June 30, 2007, the Company incurred a loss of $7,886 on the disposal of non-strategic assets associated with the store closings as discussed above as compared to no gain or loss in the comparable period ended June 30, 2006.

Our interest expense decreased $2,581 during the three months ended June 30, 2007 and was $107 compared to $2,688 for the three months ended June 30, 2006. The Company repaid debt in April 2007, which resulted in the lower interest expense.

During the three months ended June 30, 2007, we had net income of $101,687 or $0.03 per weighted-average share-basic and $0.01 per weighted-average share-diluted. During the three months ended June 30, 2006, we reported net income of $79,104 or $0.03 per weighted-average share-basic and $0.01 per weighted-average share-diluted.

Six Months Ended June 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were as follows:

	Six Months Ended June 30		Percentage Change
	2007	2006
Revenue	$4,881,426	$4,802,790	1.6%
Cost of emission certificates	1,202,780	1,241,590	(3.1)%
Store operating expenses	2,886,005	2,729,523	5.7%
General and administrative expenses	727,913	729,628	(0.2)%

Income from operations	$64,728	$102,049	(36.6)%

Revenue. Revenue increased $78,636 or 1.6% to $4,881,426 in the six months ended June 30, 2007 compared to $4,802,790 in the six months ended June 30, 2006. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $199,404 or 4.4%, an increase of $33,580 from two new stores that were not open in the six months ended June 30, 2006, offset by the loss of $154,348 in revenue from the closure of a single store in Houston where the landlord sold the property upon the expiration of our lease in April 2006 and the closure of our Lawrenceville, Georgia store where Gwinnett County acquired the property for a road widening project. Management believes the increase in comparable stores sales is related to the Company’s efforts to improve the appearance of its stores and its focus on increasing customer satisfaction.

Cost of emission certificates. Cost of emission certificates decreased $38,810 or (3.1%) in the six month period ended June 30, 2007 and was $1,202,780 or 24.6% of revenues, compared to $1,241,590 or 25.9% of revenues in the six months ended June 30, 2006. The decrease was primarily due to a decrease on April 1, 2006 in the cost of emissions certificates in Salt Lake County Utah from $3.60 to $1.80 per certificate and a reduction in certificate costs of $50,297 resulting from the closure of the two stores discussed above. The decrease was offset by an increase in same store emissions tests performed which resulted in higher cost of emission certificates and an increase of $10,984 for tests performed at new stores that have opened since August 2006.

Store operating expenses. Store operating expenses increased $156,482, or 5.7% in the six month period ended June 30, 2007 and was $2,886,005 or 59.1% of revenues, compared to $2,729,523 or 56.8% of revenues in the six month period ended June 30, 2006. The increase was primarily due to $161,703 in new store operating expenses and an increase in same store operating expenses of $43,473. Also contributing to the increase were higher personnel costs from the implementation of store employee incentives and additional personnel required to provide our customers with improved service and customer satisfaction. The increase was offset by a decrease of $48,694 resulting from the closure of the two stores discussed above.

General and administrative expenses. Our general and administrative expenses decreased $1,715, or (0.2%) to $727,913 in the six month period ended June 30, 2007 from $729,628 in the six month period ended June 30, 2006. The decrease in general and administrative expenses was primarily due to a decrease in consulting, legal and accounting fees, offset by higher general and administrative costs.

(Gain) loss from disposal of non-strategic assets, Interest Expense, Net Income and Earnings Per Share Our (gain) loss from disposal of non-strategic assets, interest expense, net income (loss) and earnings per share for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is as follows:

	Six Months Ended June 30
	2007	2006
Income from operations	$64,728	$102,049
(Gain) loss from disposal of non-strategic assets	11,735	(10,472)
Interest expense, net	3,434	5,337

Net Income	$49,559	$107,184

Basic income per share	$0.02	$0.04

Diluted income per share	$0.01	$0.01

Weighted average shares outstanding, basic	2,989,969	2,825,910

Weighted average shares outstanding, diluted	7,269,967	7,390,908

During the six months ended June 30, 2007, the Company incurred a loss of $11,735 on the disposal of non-strategic assets associated with the store closings as discussed above as compared to a gain of $10,472 in the comparable period ended June 30, 2006.

Our interest expense decreased $1,903 during the six months ended June 30, 2007 and was $3,434 compared to $5,337 for the six months ended June 30, 2006. The Company repaid debt in April 2007, which resulted in the lower interest expense.

During the six months ended June 30, 2007, we had net income of $49,559 or $0.02 per weighted-average share-basic and $0.01 per weighted-average share-diluted. During the six months ended June 30, 2006, we reported net income of $107,184 or $0.04 per weighted-average share basic and $0.01 per weighted-average share-diluted.

Liquidity and Capital Resources

Introduction

We generated positive operating cash flows of $150,479 and $202,638 in the six months ended June 30, 2007 and June 30, 2006, respectively. As we continue to implement our growth strategy, we anticipate an increase in our net operating cash flow on a long-term basis, but with the increased costs of expanding our operations, may not achieve positive operating cash flow on a consistent basis during 2007. The Company has funded operations through operating cash flows and acquisitions primarily through the issuance of equity securities. In the future we may continue to issue our equity securities in order to raise additional capital to fund expansion.

Cash Requirements

For the six months ended June 30, 2007 and June 30, 2006, our net cash provided by operating activities was $150,479 and $202,638. Positive operating cash flows during the six months ended June 30, 2007 were primarily created by net income of $49,559, a decrease in other current assets of $50,590, depreciation and amortization of $135,328, losses recognized from the sale of non-strategic assets of 11,735 and share based compensation expenses of $65,432, partially offset by a decrease of $160,365 in accounts payable and accrued liabilities and an increase in other assets of $1,800. Because of our growth, we do not have an opinion as to how indicative these results will be of future results.

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

Sources and Uses of Cash

Prior to January 1, 2006, we had not generated sufficient cash flow from operations to fund growth as we continued to acquire and open new emission testing stations. However, cash flows from operations for the last eighteen months have generated sufficient profits to cover operating expenses, and we have used some of these profits to generate organic growth and reduce our liabilities. Overall net cash flow from operations may be adversely affected in 2007 as we continue to invest in new emissions testing stations in the new markets of Dallas and St. Louis and increase the number of stores in our existing markets; however, we do seek to effectively manage expenses associated with our existing operations and working capital to mitigate the adverse impact our growth initiatives are expected to have on our operational cash flow.

Net cash provided by (used in) investing activities was $108,413 and ($132,729) for the six months ended June 30, 2007 and 2006, respectively. The investing activities during the six months ended June 30, 2007 were due to proceeds of $211,094 received from the sale of equipment and our Lawrenceville, Georgia location to Gwinnett County for a road widening project and capital expenditures related to the building of new stores and the purchase of equipment in the amount of $102,681. The investing activities during the six months ended June 30, 2006 were due to capital expenditures related to the building of new stores and other property and equipment in the amount of $144,729 offset by the receipt of $12,000 related to the sale of emissions testing equipment. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of competitors and we expect to invest in new stores in new and existing markets.

Net cash used in financing activities was $116,907 and $10,474 for the six months ended June 30, 2007 and 2006, respectively. We repaid $111,747 in debt as discussed above in Note 4 and made payments of $5,160 on capital leases during the six months ended June 30, 2007. Net cash used in financing activities during the six months ended June 30, 2007 and 2006 resulted primarily from the payment of capital leases.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

PART II

ITEM 1	Legal Proceedings

As of June 30, 2007, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

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

SPEEDEMISSIONS, INC.

Date: August 13, 2007	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: August 13, 2007	By:	/s/ Michael Shanahan
Michael Shanahan Chief Financial Officer