Form 10QSB
period 2007-09-30
SPEEDEMISSIONS INC
filed 2007-11-13
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2007	2006
	(unaudited)
Current assets:
Cash	$946,576	$320,231
Other current assets	219,985	224,930

Total current assets	1,166,561	545,161
Property and equipment, at cost less accumulated depreciation and amortization	909,838	1,229,329
Goodwill	7,100,572	7,100,572
Other assets	81,863	59,926

Total assets	$9,258,834	$8,934,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$308,529	$318,297
Accrued liabilities	403,716	532,984
Debt payable	—	111,747
Current portion of capitalized lease obligations	5,306	12,925

Total current liabilities	717,551	975,953

Other liabilities	108,250	113,848

Commitments and contingencies
Shareholders’ equity:
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $10,976,000	5	5
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,481,482 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $5,906,000	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 and 2,963,528 shares issued and outstanding in 2007 and 2006, respectively	5,162	2,964
Additional paid-in capital	20,137,857	19,622,834
Deferred compensation	(13,189)	(17,437)
Accumulated deficit	(11,699,283)	(11,765,660)

Total shareholder’ equity	8,433,033	7,845,187

Total liabilities and shareholders’ equity	$9,258,834	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Revenue	$2,524,988	$2,484,492	$7,406,415	$7,286,789

Costs and expenses:
Cost of emission certificates	628,807	601,186	1,831,587	1,842,776
Store operating expenses	1,398,204	1,426,122	4,284,209	4,155,151
General and administrative expenses	482,121	352,838	1,210,034	1,081,971

Income from operations	15,856	104,346	80,585	206,891
(Gain) loss from disposal of non-strategic assets	—	479	11,735	(9,993)
Interest (income) expense, net	(961)	2,325	2,473	8,158

Net income	$16,817	$101,542	$66,377	$208,726

Net income per share (basic)	$0.01	$0.03	$0.02	$0.07

Net income per share (diluted)	$0.00	$0.01	$0.01	$0.03

Weighted average common shares outstanding, basic	3,173,685	2,903,744	3,051,881	2,852,140

Weighted average common shares outstanding, diluted	7,452,695	7,468,742	7,330,940	7,417,138

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$66,377	$208,726
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,928	291,439
(Gain) loss from disposal of non-strategic assets	11,735	(9,993)
Share based compensation expenses	98,149	65,078
Stock issued for services	—	68,500
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	40,417	(27,915)
Other assets	(21,937)	(11,525)
Accounts payable and accrued liabilities	(45,835)	(168,345)

Net cash provided by operating activities	352,834	415,965

Cash flows from investing activities:
Acquisition of businesses	—	(100,000)
Proceeds from asset sales	211,094	14,854
Purchases of property and equipment	(138,491)	(153,684)

Net cash provided by (used in) investing activities	72,603	(238,830)

Cash flows from financing activities:
Proceeds from sale of common stock	319,072	—
Payments on debt	(111,747)	—
Payments on capitalized leases	(6,417)	(16,419)

Net cash provided by (used in) financing activities	200,908	(16,419)

Net increase in cash	626,345	160,716
Cash at beginning of period	320,231	250,227

Cash at end of period	$946,576	$410,943

Supplemental Information:
Cash paid during the year for interest	$14,058	$4,277

Non-cash Investing and Financing activities:
Equity securities issued in connection with acquisitions	$100,000	$100,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

September 30, 2007

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

General

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. As of November 5, 2007, we operated 36 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area. Throughout this report, the terms “we”, “us”, “our”, “Speedemissions”, and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries.

Nature of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Speedemissions and its wholly-owned subsidiaries, Mr. Sticker, Inc. and Just, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of September 30, 2007, the Company had cash on hand of $946,576, working capital of $449,010, and an accumulated deficit of $11,699,283. The Company had net income available to common shareholders of $101,542 and positive cash flows from operations of $352,834 for the nine months ended September 30, 2007. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

The Company’s 36 emissions testing stations operate under the trade names Speedemissions (Georgia), Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emission certificates is shown separately in the accompanying consolidated statements of income.

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

The following table sets forth the computation for basic and diluted net income per share for the three and nine month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income (A)	$16,817	$101,542	$66,377	$208,726

Weighted average common shares – basic (B)	3,173,685	2,903,744	3,051,881	2,852,140
Effect of dilutive securities (2):
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of stock warrants (1)	1,512	287,500	1,561	287,500
Dilutive effect of unrestricted preferred Series A Shares	4,277,498	4,277,498	4,277,498	4,277,498

Weighted average common shares – diluted (C)	7,452,695	7,468,742	7,330,940	7,417,138

Net income per share – basic (A/B)	$0.01	$0.03	$0.02	$0.07

Net income per share – diluted (A/C)	$0.00	$0.01	$0.01	$0.03

(1)	Because their effects are anti-dilutive, 17,741,014 and 17,723,962 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and nine months ended September 30, 2007 and 2006, respectively.

(2)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three and nine months ended September 30, 2007 and 2006.

Note 3: Stockholders’ Equity

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.

Common Stock

On September 24, 2007, the Company issued 2,127,150 shares of our common stock pursuant to a private placement for a cash purchase price of $0.15 per share, plus the surrender of warrants to purchase 2,127,150 shares of common stock. The total offering price was $319,072. The issuance of common stock pursuant to the private placement was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

Proceeds from the offering are expected to be used to fund the Company’s growth into two new markets: Dallas, Texas and St. Louis, Missouri. The Company expects to open between twelve and seventeen stores combined in these markets by March 31, 2008, subject to standard emission and safety station licensing approval from the respective state regulatory agencies.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 5,162,108 and 2,963,528 shares were issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.

Note 4: Share-Based Compensation

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

Stock-based compensation expense was $34,132 and $8,071 during the three months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense was $102,397 and $69,326 during the nine months ended September 30, 2007 and 2006, respectively.

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

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of September 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,290,625	$0.69

Granted	—	—
Forfeited/Cancelled	(34,900)	0.64

Outstanding at September 30, 2007	2,255,725	$0.70	8.82	$0

Vested and exercisable at September 30, 2007	879,592	$0.84	8.61	$0

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of September 30, 2007, there was $110,902 of unrecognized stock-based compensation expense related to non-vested stock options. This amount will be recognized over the vesting periods, as stated in the option agreements. No shares vested during the nine months ended September 30, 2007.

The following table represents our non-vested stock options and warrant activity for the nine months ended September 30, 2007:

	Number of Options/ Warrants	Weighted Average Grant Date Fair Value
Non-vested — December 31, 2006	1,396,900	$0.60
Granted	—	—
Vested	—	—
Forfeited	(22,433)	0.60

Non-vested — September 30, 2007	1,374,467	$0.60

There were 2,255,725 and 2,290,625 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of September 30, 2007 and December 31, 2006, respectively. There were no options granted or exercised during the nine month period ended September 30, 2007.

Stock Warrants

There were 15,487,789 and 17,700,437 common stock warrants issued and outstanding as of September 30, 2007 and December 31, 2006, respectively. There were no common stock warrants granted or exercised during the nine month period ended September 30, 2007. Pursuant to a private placement of common stock as discussed in Note 3, 2,127,150 warrants were surrendered during the three and nine month periods ended September 30, 2007. See Note 7 Subsequent Events for additional disclosure of stock warrant activity.

Note 5: Income Taxes

No provision for income taxes has been reflected for the nine month period ended September 30, 2007 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 6: Contingencies

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

Note 7: Subsequent Events

The Company consummated and adopted the following plan of recapitalization effective as of the close of Business on October 12, 2007. Barron Partners LP surrendered all 12,587,431 of their common stock purchase warrants in exchange for 4,195,810 warrants at an exercise price of $0.90 per share, 4,195,810 warrants at an exercise price of $0.60 per share and 4,195,811 warrants at an exercise price of $0.30 per share. Global Capital Funding Group, L.P. surrendered all 2,400,000 of their common stock purchase warrants in exchange for 800,000 warrants at an exercise price of $0.90 per share, 800,000 warrants at an exercise price of $0.60 per share and 800,000 warrants at an exercise price of $0.30 per share.

ITEM 2	Management’s Discussion and Analysis or Plan of Operation

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

Overview

As of September 30, 2007 we operated 35 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. On October 30, 2007, we opened one new store in Houston, Texas, increasing the number of stores to 36. We do not provide automotive repair services at our centers because we believe that it inhibits our ability to provide timely customer service and creates a perception that our test results might be compromised.

Since September 30, 2006, we have opened one new store in Atlanta and three new stores in Houston. We believe there is an opportunity for us to grow our store base to 45 to 50 stores in 2008 by opening company-owned stations in existing markets as well as in new markets such as Dallas, Texas and St. Louis, Missouri. We continually reassess our store rollout plans based on numerous factors including the overall environment of the emissions testing industry, our access to working capital and external financing and the availability of suitable locations. This growth may be curtailed if we do not have adequate working capital, access to financing, as a cost containment initiative, or if we are unable to obtain the standard emission and safety station licensing approval from the respective state regulatory agencies for each location.

We have undertaken cost containment and customer service initiatives over the past twelve months that have resulted in an increase of 21.3% and 19.7% in same store operating margins during the three and nine months ended September 30, 2007 over the comparable periods. We expect our revenue to increase in 2007 and 2008 but our overall store operating margins and overall profitability may be adversely affected in 2007 and 2008 as we continue to invest in new emissions testing stations. Opening stations in new markets involves initial infrastructure costs and sales and marketing costs to add loyal customers who can generate recurring revenue for the Company.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were as follows:

	Three Months Ended
	September 30		Percentage
	2007	2006	Change
Revenue	$2,524,988	$2,484,492	1.6%
Cost of emission certificates	628,807	601,186	4.6%
Store operating expenses	1,398,204	1,426,122	(2.0%)
General and administrative expenses	482,121	352,838	36.6%

Income from operations	$15,856	$104,346	(84.7%)

Revenue. Revenue increased $40,496 or 1.6% to $2,524,988 in the three months ended September 30, 2007 compared to $2,484,492 in the three months ended September 30, 2006. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $28,126 or 1.2%, an increase of $51,091 from four new stores that were not open for the entire comparable period in the three months ended September 30, 2006, offset by the loss of $38,710 in revenue from the closure of our Lawrenceville, Georgia store where Gwinnett County acquired the property for a road widening project.

Cost of emission certificates. Cost of emission certificates increased $27,621 or 4.6% in the three month period ended September 30, 2007 and was $628,807 or 24.9% of revenues, compared to $601,186 or 24.2% of revenues in the three months ended September 30, 2006. The increase was primarily due to an increase in same store emissions tests performed which resulted in higher cost of emission certificates of $21,442, and an increase of $17,627 for tests performed at new stores that have opened since August 2006. The receipt of a $5,229 one-time price rebate in August 2006 from the former administrators of the Utah emissions program contributed to the percentage increase in our emissions certificates being higher than our percentage increase in revenue for the comparable periods. The increase was offset by a reduction in certificate costs of $11,449 resulting from the closure of the Lawrenceville store discussed above.

Store operating expenses. Store operating expenses decreased $27,918, or (2.0%) in the three month period ended September 30, 2007 and was $1,398,204 or 55.4% of revenues, compared to $1,426,122 or 57.4% of revenues in the three month period ended September 30, 2006. The decrease was primarily due to a decrease of $93,016 in same store operating expenses and $23,544 resulting from the closure of the Lawrenceville store. The decrease was offset by $90,441 in new store operating expenses that have opened since August 2006 and higher personnel costs from the implementation of store employee incentives and additional personnel required to provide our customers with improved service and customer satisfaction.

General and administrative expenses. Our general and administrative expenses increased $129,283 or 36.6% to $482,121 in the three month period ended September 30, 2007 from $352,838 in the three month period ended September 30, 2006. The increase in general and administrative expenses was primarily due to an increase in Sarbanes Oxley compliance costs, consulting, legal and accounting fees and stock option compensation expense.

(Gain) loss from disposal of non-strategic assets, Interest Expense, Net Income and Earnings Per Share Our (gain) loss from disposal of non-strategic assets, interest expense, net income (loss) and earnings per share for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is as follows:

	Three Months Ended
	September 30
	2007	2006
Income from operations	$15,856	$104,346
Loss from disposal of non-strategic assets	—	479
Interest (income) expense, net	(961)	2,325

Net Income	$16,817	$101,542

Basic income per share	$0.01	$0.03

Diluted income per share	$0.00	$0.01

Weighted average shares outstanding, basic	3,173,685	2,903,744

Weighted average shares outstanding, diluted	7,452,695	7,468,742

During the three months ended September 30, 2006, the Company incurred a loss of $479 on the disposal of non-strategic assets as compared to no gain or loss in the comparable period ended September 30, 2007.

Our net interest income earned increased $3,286 during the three months ended September 30, 2007 and resulted in a net interest income of $961 compared to net interest expense of $2,325 for the three months ended September 30, 2006. The Company repaid debt in April 2007, which resulted in lower interest expense and an overall net interest income for the three months ended September 30, 2007.

During the three months ended September 30, 2007, we had net income of $16,817 or $0.01 per weighted-average share-basic and $0.00 per weighted-average share-diluted. During the three months ended September 30, 2006, we reported net income of $101,542 or $0.03 per weighted-average share-basic and $0.01 per weighted-average share-diluted.

Nine Months Ended September 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were as follows:

	Nine Months Ended
	September 30		Percentage
	2007	2006	Change
Revenue	$7,406,415	$7,286,789	1.6%
Cost of emission certificates	1,831,587	1,842,776	(0.6%)
Store operating expenses	4,284,209	4,155,151	3.1%
General and administrative expenses	1,210,034	1,081,971	11.8%

Income from operations	$80,585	$206,891	(61.0%)

Revenue. Revenue increased $119,626 or 1.6% to $7,406,415 in the nine months ended September 30, 2007 compared to $7,286,789 in the nine months ended September 30, 2006. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $227,310 or 3.2%, an increase of $85,385 from three new stores that were not open for a full nine months in the period ended September 30, 2006, offset by the loss of $193,069 in revenue from the closure of a single store in Houston where the landlord sold the property upon the expiration of our lease in April 2006 and the closure of our Lawrenceville, Georgia store where Gwinnett County acquired the property for a road widening project.

Cost of emission certificates. Cost of emission certificates decreased $11,189 or (0.6%) in the nine month period ended September 30, 2007 and was $1,831,587 or 24.7% of revenues, compared to $1,842,776 or 25.3% of revenues in the nine months ended September 30, 2006. The decrease was primarily due to a decrease on April 1, 2006 in the cost of emission certificates in Salt Lake County Utah from $3.60 to $1.80 per certificate and a reduction in certificate costs of $60,458 resulting from the closure of the two stores discussed above. The decrease was offset by an increase in same store emissions tests performed which resulted in higher cost of emission certificates and an increase of $28,611 for tests performed at new stores that have opened since August 2006.

Store operating expenses. Store operating expenses increased $129,058, or 3.1% in the nine month period ended September 30, 2007 and was $4,284,209 or 57.8% of revenues, compared to $4,155,151 or 57.0% of revenues in the nine month period ended September 30, 2006. The increase was primarily due to $254,054 in new store operating expenses. Also contributing to the increase were higher personnel costs from the implementation of store employee incentives and additional personnel required to provide our customers with improved service and customer satisfaction. The increase was offset by a decrease in same store operating expenses of $39,567 and a decrease of $83,729 resulting from the closure of the two stores discussed above.

General and administrative expenses. Our general and administrative expenses increased $128,063, or 11.8% to $1,210,034 in the nine month period ended September 30, 2007 from $1,081,971 in the nine month period ended September 30, 2006. The increase in general and administrative expenses was primarily due to an increase in Sarbanes Oxley compliance costs, consulting, legal and accounting fees and stock option compensation expense.

(Gain) loss from disposal of non-strategic assets, Interest Expense, Net Income and Earnings Per Share Our (gain) loss from disposal of non-strategic assets, interest expense, net income (loss) and earnings per share for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is as follows:

	Nine Months Ended
	September 30
	2007	2006
Income from operations	$80,585	$206,891
(Gain) loss from disposal of non-strategic assets	11,735	(9,993)
Interest expense, net	2,473	8,158

Net Income	$66,377	$208,726

Basic income per share	$0.02	$0.07

Diluted income per share	$0.01	$0.03

Weighted average shares outstanding, basic	3,051,881	2,852,140

Weighted average shares outstanding, diluted	7,330,940	7,417,138

During the nine months ended September 30, 2007, the Company incurred a loss of $11,735 on the disposal of non-strategic assets associated with the store closings as discussed above as compared to a gain of $9,993 in the comparable period ended September 30, 2006.

Our net interest expense decreased $5,685 during the nine months ended September 30, 2007 and was $2,473 compared to $8,158 for the nine months ended September 30, 2006. The Company repaid debt in April 2007, which resulted in the lower interest expense.

During the nine months ended September 30, 2007, we had net income of $66,377 or $0.02 per weighted-average share-basic and $0.01 per weighted-average share-diluted. During the nine months ended September 30, 2006, we reported net income of $208,726 or $0.07 per weighted-average share basic and $0.03 per weighted-average share-diluted.

Liquidity and Capital Resources

Introduction

We generated positive operating cash flows of $352,834 and $415,965 in the nine months ended September 30, 2007 and September 30, 2006, respectively. As we continue to implement our growth strategy, we anticipate an increase in our net operating cash flow on a long-term basis, but with the increased costs of expanding our operations, may not achieve positive operating cash flow comparable to prior periods on a consistent basis during 2007. The Company has funded operations and acquisitions primarily through the issuance of equity securities and cash provided from operations. In the future we may continue to issue our equity securities in order to raise additional capital to fund expansion.

Cash Requirements

For the nine months ended September 30, 2007 and September 30, 2006, our net cash provided by operating activities was $352,834 and $415,965. Positive operating cash flows during the nine months ended September 30, 2007 were primarily created by net income of $66,377, a decrease in other current assets of $40,417, depreciation and amortization of $203,928, losses recognized from the sale of non-strategic assets of 11,735 and share based compensation expenses of $98,149, partially offset by a decrease of $45,835 in accounts payable and accrued liabilities and an increase in other assets of $21,937. Because of our growth strategy, we do not have an opinion as to how indicative these results will be of future results.

Positive operating cash flows during the nine months ended September 30, 2006 were primarily created by a net income from operations of $208,726, from non-cash stock related expenses of $133,578 plus depreciation and amortization of $291,439, partially offset by a decrease of $168,345 in accounts payable and accrued liabilities and an increase in other current assets of $27,915 and an increase in other assets of $11,525.

Sources and Uses of Cash

Prior to January 1, 2006, we had not generated sufficient cash flow from operations to fund growth as we continued to acquire and open new emissions testing stations. However, cash flows from operations for the last twenty-one months have generated sufficient profits to cover operating expenses, and we have used some of these profits to open new stores and reduce our liabilities. Overall net cash flow from operations may be adversely affected in 2007 as we continue to invest in new emissions testing stations in the new markets of Dallas and St. Louis and increase the number of stores in our existing markets; however, we do seek to effectively manage expenses associated with our existing operations and working capital to mitigate the adverse impact our growth initiatives are expected to have on our operational cash flow.

Net cash provided by (used in) investing activities was $72,603 and ($238,830) for the nine months ended September 30, 2007 and 2006, respectively. The investing activities during the nine months ended September 30, 2007 were due to proceeds of $211,094 received from the sale of equipment and our Lawrenceville, Georgia location to Gwinnett County for a road widening project and capital expenditures related to the building of new stores and the purchase of equipment in the amount of $138,491. The cash used in investing activities during the nine months ended September 30, 2006 included capital expenditures related to the building of new stores and other property and equipment in the amount of $153,684 and payment of $100,000 previously withheld for contingent liabilities on the acquisition price of Just, Inc., offset by the receipt of $14,854 related to the sale of emissions testing equipment. Management continuously reviews industry and economic conditions to identify opportunities to pursue acquisitions of competitors and we expect to invest in new stores in new and existing markets.

Net cash provided by (used in) financing activities was $200,908 and ($16,419) for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we received proceeds from the sale of common stock of $319,072 as discussed above in Note 3, repaid $111,747 in debt and made payments of $6,417 on capital leases. Net cash used in financing activities during the nine months ended September 30, 2007 and 2006 resulted primarily from the payment of capital leases.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

PART II

ITEM 1	Legal Proceedings

As of September 30, 2007, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

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

On September 24, 2007, the Company issued 2,127,150 shares of our common stock pursuant to a private placement for a cash purchase price of $0.15 per share, plus the surrender of warrants to purchase 2,127,150 shares of common stock. The total offering price was $319,072. The issuance of common stock pursuant to the private placement was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

Proceeds from the offering are expected to be used to fund the Company’s growth into two new markets: Dallas, Texas and St. Louis, Missouri. The Company expects to open between twelve and seventeen stores combined in these markets by March 31, 2008.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on July 30, 2007 to elect five directors and to ratify the appointment of Tauber & Balser, P.C. as independent registered public accountants for the fiscal year ending December 31, 2007. All matters put before the stockholders were approved as follows:

Proposal 1	Election of Directors	For	Against	Abstained

	Richard A. Parlontieri	6,084,738	—	1,227,718
	Bradley A. Thompson	6,084,738	—	1,227,718
	Ernest A. Childs	6,084,738	—	1,227,718
	John Bradley	6,084,738	—	1,227,718
	Michael E. Guirlinger	6,084,738	—	1,227,718

Proposal 2	Ratification of Appointment of
	Independent Registered Public Accountants	6,084,738	—	1,227,718

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14A Information Required in Proxy Statement dated July 16, 2007.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

4.1	Amended and Restated Plan of Recapitalization effective as of October 12, 2007

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: November 13, 2007	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: November 13, 2007	By:	/s/ Michael Shanahan
Michael Shanahan Chief Financial Officer