Form 10KSB/A
period 2006-12-31
SPEEDEMISSIONS INC
filed 2008-02-22
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Explanatory Note

Speedemissions, Inc. (“Company”) is filing this amendment no. 1 (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2006 (“Original 2006 Form 10-KSB”), which was originally filed with the Securities and Exchange Commission on March 30, 2007. The Company is filing this amendment to amend and restate consolidated financial statements, amend disclosures in the Original 2006 Form 10-KSB and amend disclosures in the notes accompanying the consolidated financial statements. The restatement reclassifies our presentation of (Gain)/loss from disposal of non-strategic assets to include the (gain)/loss as a component of operating loss and our presentation of Series A convertible preferred stock. The restatement had no effect on our annual or quarterly net loss, cash flows or liquidity, and its effects on our financial position at December 31, 2006 are immaterial.

Amendment to Form 10-KSB

The following sections of the Original 2006 Form 10-KSB have been revised by this Amendment to reflect the restatement: Part I – Item 1 – Description of Business, Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation, Part II – Item 7 – Financial Statements, Part III – Item 9 – Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act, Part II – Item 10 – Executive Compensation. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, the consolidated financial statements and other disclosures in this Amendment do not reflect any events that have occurred after the Original 2006 Form 10-KSB was initially filed on March 30, 2007. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-KSB, including any amendments to those filings. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original 2006 Form 10-KSB Filing.

As a result of this amendment, the management certifications, filed as exhibits to the Original 2006 Form 10-KSB, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

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

We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services. As of March 8, 2007, we operated 35 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area.

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

Our limited operating history and losses to date make it difficult to evaluate our business. We have incurred net losses of $1,332,206 and $3,688,638 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had cash on hand of $320,231, working capital deficit of $239,429, respectively, an accumulated deficit of $11,765,660 and total stockholders’ equity of $7,862,619. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

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

Our near term growth is expected to be financed through debt, equity offerings and cash flows from operations.

Our expansion into Dallas, Texas and St. Louis, Missouri in 2007 and 2008 is expected to be financed through debt, equity offerings and cash flow from operations. We cannot be certain that we will be successful in securing debt, completing equity offerings, or in generating sufficient cash flows from operations. Our growth and expansion may be curtailed if we are unable to secure equipment leases, loans, equity or generate sufficient cash flows to fund the growth and expansion.

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

Our testing stations face competition from other emission station operators that are located near our sites. The markets we operate in are highly fragmented and our competitors generally consist of independent auto repair service providers, service stations, oil and tire repair stores and independent test-only facilities that may only operate a single station. We estimate our total number of competitors to be several thousand across all the markets in which we operate. For example, the 2006 list of licensed testing sites provided by the State of Georgia contains approximately 700 licensed test sites. We expect such competition whenever and wherever we open or acquire a station. Our revenue from emissions testing is affected primarily by the number of vehicles our stations service, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce our fees to $20.00 in some of our Atlanta stations. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues. A decrease in testing volume as the result of competition or other factors could materially impair our profitability and our cash flows, thereby adversely affecting our business and the value of our common stock.

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

As of March 8, 2007, there are 2,963,528 shares of common stock outstanding. If all warrants and options outstanding as of December 31, 2006 are exercised and all preferred stock are converted to common stock, there will be 46,002,088 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

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

•	In connection with the Settlement Agreement, we also amended certain Common Stock Purchase Warrants held by the Investors effective October 14, 2005:

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

Location	Number of Stores
Georgia	15
Texas	11	(1)
Utah	8

Total	34

(1)	We opened one store in March 2007 and expect to open two additional testing facilities in Texas by June 30, 2007.

Item 3.	Legal Proceedings

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

The following tables sets forth, for the periods indicated, the high and low bids of our common stock. The table for the fiscal year ended December 31, 2005 sets forth the bid prices without giving effect to the 1-for-10 reverse stock split on January 20, 2006. The tables for the fiscal years ended December 31, 2006 and 2007 set forth the bid prices giving effect to the 1-for-10 reverse stock split on January 20, 2006. The following quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2005:
First Quarter	$0.49	$0.24
Second Quarter	$0.31	$0.15
Third Quarter	$0.29	$0.07
Fourth Quarter	$0.15	$0.07

Fiscal year ended December 31, 2006:
First Quarter	$1.40	$0.90
Second Quarter	$1.00	$0.42
Third Quarter	$0.80	$0.42
Fourth Quarter	$0.77	$0.27

Fiscal year ended December 31, 2007:
First Quarter (Through March 8th)	$0.39	$0.26

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

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. We may issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan is automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 31, 2006 there were 2,892,098 common shares outstanding. As a result, on September 30, 2006, the number of shares in the 2005 Plan was adjusted by 39,209 to 389,209 options. As of March 8, 2007, under the 2005 Plan we have issued 231,500 options at an exercise price of $1.00 per share.

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

Overview

As of December 31, 2006 we operated 34 vehicle emissions testing stations and four mobile units in three separate markets, greater Atlanta, Georgia, Houston, Texas and greater Salt Lake City, Utah. We have three new stores under construction in the Houston market. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

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

Year ended December 31, 2006 compared to the year ended December 31, 2005

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, and loss from operations for the year ended December 31, 2006 as compared to the comparable period ended December 31, 2005 were as follows:

	Year Ended December 31,		Percentage
	2006	2005	Change
Revenue	$9,480,097	$6,952,200	36%
Cost of emission certificates	2,401,461	2,050,283	17%
Store operating expenses	5,788,657	4,014,912	44%
General & administrative expenses	1,601,505	2,439,121	(34)%
(Gain)/loss from disposal of non-strategic assets	(61,449)	14,046	536%
Goodwill impairment expense	1,071,007	97,000	1004%
Warrant settlement expense	—	1,660,538	N/A

Loss from operations	$(1,321,084)	$(3,323,700)	(60)%

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

General and administrative expenses. For the year ended December 31, 2006, our general and administrative expenses decreased $837,616 or 34% to $1,601,505 from $2,439,121 in 2005. The decrease in general and administrative expenses was primarily due to a reduction of $440,606 related to expenses associated with efforts to raise capital for future acquisition incurred in 2005 but not in 2006, a decrease in professional fees including legal and accounting of $402,411, a decrease in consulting and shareholders expense of $170,563, a decrease in payroll and payroll taxes of $24,151, offset by an increase of $237,028 in stock compensation expenses and an increase in rent expense of $22,821 as a result of moving our corporate office in 2006.

(Gain)/loss from disposal of non-strategic assets. For the year ended December 31, 2006, we recognized a gain of $61,449 from the disposal of non-strategic assets. We incurred a loss of $14,046 from the disposal of non-strategic assets in the year ended December 31, 2005.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2006 as compared to December 31, 2005 were:

	As of December 31, 2006	As of December 31, 2005	Change
Cash	$320,231	$250,227	$70,004
Total current assets	545,161	390,510	154,651
Total assets	8,934,988	9,993,897	(1,058,909)
Total current liabilities	958,516	1,184,646	(226,130)
Total liabilities	1,072,364	1,184,646	(112,282)
Series A convertible preferred stock	5	5	0
Total stockholders’ equity	$7,862,619	$8,809,251	$(946,632)

Cash Requirements

For the year ended December 31, 2006 our net cash provided by operating activities was $323,819, as compared to net cash used in operating activities of ($714,157) for the year ended December 31, 2005. Positive operating cash flows during 2006 were primarily created by a net loss of $1,332,206, an increase in other liabilities of $138,823, fully offset by; a goodwill impairment charge of $1,071,007, stock issued for services valued at $68,500, share based compensation expenses of $217,079 a net decrease in accounts payable and accrued liabilities of $122,925 and depreciation and amortization of $388,799.

Negative operating cash flows during 2005 were primarily created by a net loss of $3,550,715, partially offset by: a net increase of $261,429 in accounts payable and accrued liabilities, stock issued for services valued at $381,858, goodwill impairment charge of $97,000 and depreciation and amortization of $429,171.

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

Name	Age	Position(s)
Richard A. Parlontieri	61	Director, Chief Executive Officer, President, and Secretary (2003)

Bradley A. Thompson, CFA	42	Director (2003)

Ernest A. Childs, PhD	59	Director (2005)

Michael S. Shanahan	38	Chief Financial Officer (2006)

John Bradley	47	Director (2006)

Name	Age	Position(s)
Michael E. Guirlinger	59	Director (2006)

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

Bradley A. Thompson, CFA was initially elected to our Board of Directors at our annual shareholders meeting in August 2003. Mr. Thompson is currently the Executive VP of Portfolio Management for PMFM, Inc. where he has been employed since September 2006. From 1999— September 2006, Mr. Thompson served as the Chief Investment Officer and Chief Financial Analyst for Global Capital Advisors, LLC, an affiliate of GCA Strategic Investment Fund, Limited where he served as a Board member until September of 2006. Mr. Thompson also served as the Chief Operating Officer and Secretary for Global Capital Management Services, Inc., the Corporate General Partner and Managing Partner of Global Capital Funding Group, LP, a licensed SBIC. Mr. Thompson served as a Board member on Axtive, Inc from May 2003 to June 2005.

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

Ernest A. Childs, PhD. joined our Board of Directors at our annual shareholders meeting in August 2005. Mr. Childs is currently the Chief Executive Officer of ArcheaSolutions, Inc., a position he has held since April 2000. ArcheaSolutions is a privately held environmental company that specializes in solutions for wastewater processing problems. Prior to joining ArcheaSolutions, Dr. Childs was the Chief Executive Officer of Benesys, Inc. and Equity Development, Inc. Benesys was a benefit consulting company for companies in the health care industry and Equity Development was a consulting company that specialized in assisting people injured in major work and traffic accidents. Dr. Childs received his Bachelor of Science from the University of Tennessee in 1968, his Masters of Science from the University of Tennessee in 1969, and his Doctorate from the University of Georgia in 1971.

Michael S. Shanahan was engaged as our Chief Financial Officer on April 24, 2006. Prior to his employment with the Company in September 2005, Mr. Shanahan was employed by StayOnline, Inc., a Wi-Fi ISP sold to LodgeNet Entertainment Corporation, as Vice President of Finance from November 2002 to September 2005. Mr. Shanahan’s financial experience also includes a position as Manager of Tax and Financial Reporting for Scientific Games International, and tax and audit positions at KPMG Peat Marwick and Deloitte & Touche. Mr. Shanahan has a BS in Accounting and a Master in Accountancy from the University of Florida.

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

Michael E. Guirlinger was appointed by the Board of Directors to fill the vacancy created by the resignation of Erik Sander in June 2006 and elected to the board by the shareholders on September 18, 2006. Mr. Guirlinger is currently the Chief Executive Officer and Chief Operating Officer for The Language Access Network, a publicly traded company. Prior to joining Language Access Network in June 2006, Mr. Guirlinger served as Managing Director from March 2001 to May 2006 for Profit Technologies Corporation, a privately held company in Davidson, North Carolina, which offered consulting services to the financial/corporation market. He has extensive experience, as both manager and a director, in a variety of professional practices, both public and private, with a particular emphasis in the financial services industry. Mr. Guirlinger received his Bachelor of Arts from Aquinas College in 1970 and his Masters in Business Administration from Ohio State University in 1986.

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

Compensation Committee

Our Compensation Committee consists of two directors. The members of the Compensation Committee are Dr. Ernest Childs and John Bradley. Dr Childs and Mr. Bradley are considered independent under NASDAQ Rule 4200(a)(15). The primary purposes of the Compensation Committee is to assist the Board of Directors in its responsibilities relating to compensation and to determine the compensation arrangements for certain executive officers. The Compensation Committee is also charged with approving incentive compensation plans for executive management. Mr. Parlontieri, our President and Chief Executive Officer, makes recommendations to the compensation committee regarding the structure of compensation packages and discusses such recommendations with the committee. Mr. Parlontieri recuses himself from decisions regarding his own compensation. The Compensation Committee met four times in 2006.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($) (2)	(#)	($)	($)		($)
Richard A. Parlontieri, President, Chairman and CEO(1)	2006	188,962	0	0	169,830	0	0	7,700		359,292
	2005	180,000	0	0	42,900	0	0	7,200	(5)	230,100

Michael S. Shanahan, CFO	2006	110,000	0	0	31,596	0	0	0		141,596
	2005	31,731	0	0	5,448	0	0	0		37,179

Larry C. Cobb (3)	2006	0	0	0	0	0	0	23,599		23,599
	2005	0	0	0	0	0	0	128,476	(4)	128,476

(1)	Management and directors of Speedemissions receive additional compensation, whether cash, stock or otherwise, in their capacity as directors. Therefore, compensation amounts disclosed for Mr. Parlontieri, who serves also as a director, reflects compensation received by him in his capacity both as an executive officer and as a director. Mr. Parlontieri received $11,849 or 75,000 shares in Option Awards and $500 in other compensation for his role as director in 2006.
(2)	Amount represents the aggregate grant date fair value computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 7 Equity Transactions” in Speedemissions’ Consolidated Financial Statements for the Year Ended December 31, 2006.
(3)	Larry C. Cobb was engaged to consult as our Chief Financial Officer on April 15, 2005. Mr. Cobb’s engagement with the Company ended in April 2006.
(4)	Mr. Cobb was not paid a salary but did receive cash compensation for his services as a consultant in the amount listed in the above table.
(5)	Includes automobile and expense allowance and fees received as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard A. Parlontieri, President, Chairman and Chief Executive Officer	41,000	0	0	2.50	12/18/13	0	0	0	0
	3,000	0	0	2.50	3/10/15	0	0	0	0
	100,000	50,000	0	1.00	12/14/15	0	0	0	0
	358,333	716,667	0	0.58	9/30/16	0	0	0	0

Michael Shanahan, Chief Financial Officer	13,333	6,667	0	1.00	12/14/15	0	0	0	0
	66,667	133,333	0	0.58	9/30/16	0	0	0	0

(1)	Information regarding the equity awards are incorporated herein by reference from “Note 7 Equity Transactions” in Speedemissions’ Consolidated Financial Statements for the Year Ended December 31, 2006.

DIRECTOR COMPENSATION

(During Last Completed Fiscal Year)

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Bradley A. Thompson (3)	500	0	11,849	0	0	0	12,349

Ernest A. Childs	500	0	11,849	0	0	0	12,349

John Bradley	500	0	11,849	0	0	0	12,349

Michael E. Guirlinger	500	0	11,849	0	0	0	12,349

(1)	Excludes Richard A. Parlontieri, whose compensation as director is included in the Summary Compensation Table.
(2)	Amount represents the aggregate grant date fair value computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 7 Equity Transactions” in Speedemissions’ Consolidated Financial Statements for the Year Ended December 31, 2006.
(3)	Mr. Thompson had 88,500 stock options outstanding at exercise prices ranging from $0.58 to $2.50 as of December 31, 2006.
(4)	Dr. Childs had 82,500 stock options outstanding at exercise prices ranging from $0.58 to $2.00 as of December 31, 2006.
(5)	Mr. Bradley had 75,000 stock options outstanding at an exercise price of $0.58 as of December 31, 2006.
(6)	Mr. Guirlinger had 75,000 stock options outstanding at an exercise price of $0.58 as of December 31, 2006.

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

Mr. Parlontieri’s bonus plan in 2006 was structured so that the Board of Directors would evaluate the Company’s performance on increases in revenue and EBITDA. The thresholds of the bonus plan’s Core Objectives were set by the compensation committee at $9.7 million revenue, $750,000 EBITDA and 70% directors evaluation. Each of the following Core Objectives and director’s evaluation make-up a weighted average of the 100% total: 1) Increase in Company revenue – 40% , 2) Increase in bottom line EBITDA – 40% and 3) Relationship with directors, employees and shareholders – 20%. The thresholds were not met in 2006 and there were no bonuses paid or accrued to Mr. Parlontieri in 2006.

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

Common Stock

Name	Number of Shares Owned		Right To Acquire(1)		Percentage of Beneficial Ownership(2)
GCA Strategic Investment Fund Ltd. (3) c/o Prime Management Ltd Mechanics Bldg 12 Church St. HM11 Hamilton, Bermuda HM 11	1,457,062		4,963,333	(4)	68.4%

Global Capital Funding Group, LP 106 Colony Park Drive, Suite 900 Cumming, GA 30040	62,299		3,574,167	(5)	55.1%

Richard A. Parlontieri (6)	156,242	(7)	617,333	(8)	20.7%

Bradley A. Thompson (6)	850		36,833	(9)	1.3%

John Bradley (6)	0		25,000	(10)	0.8%

Michael E. Guirlinger (6)	2,500		25,000	(11)	0.9%

Randy Dickerson	-0-		80,000	(12)	2.6%

Michael S. Shanahan	-0-		80,000	(13)	2.6%

Ernest A. Childs, PhD (6)	-0-		30,833	(14)	1.0%

All directors and executive officers as a group (7 persons)	159,602		2,145,000		43.7%

(1)	Includes shares that may be acquired within 60 days of the date of this report by exercising vested stock options and warrants but does not include any unvested stock options or warrants.
(2)	For each individual or entity, this percentage is determined by assuming the named person or entity exercises all options and warrants either has the right to acquire within 60 days, but that no other persons or entities exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons or entities exercise any options or warrants. The calculations are based on 2,963,528 shares of common stock outstanding as of March 8, 2007.
(3)	Global Capital Advisors, LLC (“Global”), the investment advisor to GCA Strategic Investment Fund Limited (“GCA”), has sole investment and voting control over shares held by GCA. Mr. Lewis Lester is the sole voting member of Global.
(4)	Includes 3,103,333 shares of common stock which may be acquired upon conversion of 3,724 shares of Series A Convertible Preferred Stock. Also includes 1,860,000 shares of common stock which may be acquired upon the exercise of warrants at $1.20 per share.
(5)	Includes 1,174,167 shares of common stock which may be acquired upon conversion of 1,409 shares of Series A Convertible Preferred Stock. Also includes 2,400,000 shares of common stock which may be acquired upon the exercise of warrants at $1.20 per share.
(6)	Indicates a Director of the Company.
(7)	Includes 103,742 shares of common stock owned of record by Calabria Advisors, LLC, an entity controlled by Mr. Parlontieri.
(8)	Includes 100,000 shares of common stock which may be acquired upon the exercise of options at $1.00 per share, which are part of a grant of 150,000 shares with 50,000 shares vesting on 12/21/07; 44,000 shares of common stock which may be acquired upon the exercise of options at $2.50 per share; 358,333 shares of common stock which may be acquired upon the exercise of options at $0.58, which are part of a grant of 1,075,000 shares with 358,333 shares vesting on 10/1/07 and 358,334 shares vesting on 10/1/08. Includes 45,000 shares which may be acquired upon the exercise of warrants at $7.50 per share; 45,000 shares which may be acquired upon the exercise of warrants at $10.50 per share; 25,000 shares which may be acquired upon the exercise of warrants at $2.50 per share.
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

Item 13.	Exhibits

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.4	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.5	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.6	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.7	Common Stock Purchase Warrant “C” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.8	Amendment No. 1 to First Restated Common Stock Purchase Warrant “A” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.9	Amendment No. 1 to First Restated Common Stock Purchase Warrant “B” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.10	Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.11	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.12	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.13	Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.18	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

4.19	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.20	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.22	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

4.23	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.24	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)

4.25	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006. (incorporated by reference to Exhibit 4.25 on Form 10-KSB, File No. 000-49688)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.2	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.3	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003)

10.4	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Form 8-K dated October 23, 2006) and filed with the Commission on October 23, 2006.

10.5	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004)

10.6	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.7	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.8	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.9	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.10	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.11	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.12	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.13	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.15	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.16	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

10.17	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 22, 2005)

16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

21	Subsidiaries of Speedemissions, Inc. (incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB for the period ended December 31, 2003)

23	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

Item 14.	Principal Accountant Fees and Services

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

Speedemissions, Inc.

Dated: February 22, 2008		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: February 22, 2008		/s/ Michael S. Shanahan
	By:	Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: February 22, 2008
By:	Richard A. Parlontieri, Director, President, and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: February 22, 2008
By:	Bradley A. Thompson, Director

	/s/ Ernest A. Childs	Dated: February 22, 2008
By:	Ernest A. Childs, Director

	/s/ John Bradley	Dated: February 22, 2008
By:	John Bradley, Director

	/s/ Michael E. Guirlinger	Dated: February 22, 2008
By:	Michael E. Guirlinger, Director

	/s/ Michael S. Shanahan	Dated: February 22, 2008
By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.4	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.5	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.6	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.7	Common Stock Purchase Warrant “C” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.8	Amendment No. 1 to First Restated Common Stock Purchase Warrant “A” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.9	Amendment No. 1 to First Restated Common Stock Purchase Warrant “B” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.10	Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.11	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.12	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.13	Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.18	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

4.19	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.20	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.22	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

4.23	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.24	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)

4.25	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.25 on Form 10-KSB, File No. 000-49688).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.2	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.3	First Amendment to Employment Agreement with Richard A. Parlontieri dated December

19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003)

10.4	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Form 8-K dated October 23, 2006) and filed with the Commission on October 23, 2006.

10.5	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004)

10.6	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.7	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.8	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.9	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.10	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.11	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.12	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.13	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Speedemissions, Inc.

We have audited the accompanying restated consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related restated consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, certain errors were discovered and corrected by management in the accompanying restated financial statements.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the restated financial statements, the Company’s recurring losses from operations, past history of operating cash flow deficiencies and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The restated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the restated financial statements, the Company changed its method of accounting for its employee stock option plans in 2006.

/s/ Tauber & Balser, P. C.
Atlanta, Georgia

March 27, 2007, except for Note 1 - Restatement of Financial Statements, as to which the date is February 19, 2008

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2006	2005
	(Restated)	(Restated)
Assets
Current assets:
Cash	$320,231	$250,227
Other current assets	224,930	140,283

Total current assets	545,161	390,510
Property and equipment, at cost less accumulated depreciation and amortization	1,229,329	1,455,015
Goodwill	7,100,572	8,107,171
Other assets	59,926	41,201

Total assets	$8,934,988	$9,993,897

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$318,297	$554,408
Accrued liabilities	515,547	555,189
Debt payable	111,747	51,747
Current portion of capitalized lease obligations	12,925	23,302

Total current liabilities	958,516	1,184,646

Other liabilities	113,848	—
Commitments and contingencies

Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2006 and 2005, respectively liquidation preference: $10,976,000	5	5

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,500,000 shares issued and outstanding in 2006 and 2005, respectively liquidation preference: $5,906,000	2,481	2,500
Common stock, $.001 par value, 250,000,000 shares authorized, 2,963,528 and 2,683,581 shares issued and outstanding in 2006 and 2005, respectively	2,964	2,684
Additional paid-in capital	19,622,834	19,237,516
Accumulated deficit	(11,765,660)	(10,433,454)

Total shareholders’ equity	7,862,619	8,809,246

Total liabilities and shareholders’ equity	$8,934,988	$9,993,897

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31,

	2006	2005
	(Restated)	(Restated)
Revenue	$9,480,097	$6,952,200

Costs and expenses:
Cost of emission certificates	2,401,461	2,050,283
Store operating expenses	5,788,657	4,014,912
General and administrative expenses	1,540,056	2,453,167
Goodwill and related asset impairment expense	1,071,007	97,000
Warrant settlement expense	—	1,660,538

Loss from operations	(1,321,084)	(3,323,700)
Interest expense	11,122	227,015

Net loss	(1,332,206)	(3,550,715)
Less preferred dividends	—	137,923

Net loss attributable to common shareholders	$(1,332,206)	$(3,688,638)

Basic and diluted net loss per share	$(0.46)	$(1.43)

Weighted average common shares outstanding, basic and diluted	2,880,216	2,575,407

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficiency)

For the Years Ended December 31, 2006 and 2005

	Preferred Stock - Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005 (Restated)	—	$—	2,454,160	$2,454	$8,453,224	$(6,882,739)	$1,572,939
Common stock issued for services			116,442	117	285,411		285,528
Conversion of notes payable			94,681	95	2,523,194		2,523,289
Compensation due to stock option grant					(19,949)		(19,949)
Compensation due to stock warrants issued					28,292		28,292
Preferred stock issued for cash, net of expenses	2,500,000	2,500			5,903,900		5,906,400
Preferred stock dividend					(137,923)		(137,923)
Preferred stock issued for accrued dividends					302,847		302,847
Settlement expense on warrants					1,660,538		1,660,538
Common stock warrants issued for cash					195,000		195,000
Common stock issued for business acquisition			18,298	18	42,982		43,000
Net loss	—	—	—		—	(3,550,715)	(3,550,715)

Balance at December 31, 2005 (Restated)	2,500,000	2,500	2,683,581	2,684	19,237,516	(10,433,454)	8,809,246
Common stock issued for services	—	—	68,517	68	68,432	—	68,500
Conversion of Series B Preferred Stock	(18,518)	(19)	140,000	140	(121)	—	—
Compensation due to stock option grants	—	—	—	—	156,927	—	156,927
Compensation due to stock warrants issued	—	—	—	—	60,152	—	60,152
Common stock issued for business acquisition	—	—	71,430	72	99,928	—	100,000
Net loss	—	—	—		—	(1,332,206)	(1,332,206)

Balance at December 31, 2006 (Restated)	2,481,482	$2,481	2,963,528	$2,964	$19,622,834	$(11,765,660)	$7,862,619

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
	(Restated)	(Restated)
Operating activities:
Net loss	$(1,332,206)	$(3,550,715)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	388,799	429,171
Goodwill and related assets impairment expense	1,071,007	97,000
(Gain) loss on sale of non-strategic assets	(61,449)	14,046
Warrant settlement expense	—	1,660,538
Share based compensation expenses	217,079	(19,949)
Stock issued for services	68,500	381,858
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(25,084)	(23,447)
Other assets	(18,725)	45,715
Accounts payable and accrued liabilities	(122,925)	261,429
Other liabilities	138,823	(9,803)

Net cash provided by (used in) operating activities	323,819	(714,157)

Cash flows from investing activities:
Acquisition of businesses	(100,000)	(5,293,826)
Proceeds from asset sales	14,854	34,000
Capital expenditures, less equipment purchased through capital leases	(196,343)	(133,573)
Cash acquired in acquisitions		(20,447)

Net cash used in investing activities	(281,489)	(5,413,846)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock to related party, net of expenses	—	5,906,400
Proceeds from issuance of common stock and warrants	—	195,000
Proceeds from promissory note payable to related party	—	350,000
Payments on promissory notes	—	(165,000)
Proceeds from bank loan	60,000	—
Proceeds from convertible debenture, net of expenses	—	126,000
Payments on capitalized leases	(32,326)	(50,601)

Net cash provided by financing activities	27,674	6,361,799

Net increase in cash	70,004	233,796
Cash at beginning of year	250,227	16,431

Cash at end of year	$320,231	$250,227

Supplemental Information:
Cash paid during the year for interest	$5,949	$31,222
Equity securities issued in connection with the acquisition of Mr. Sticker, Inc.	$—	$43,000
Equity securities issued in connection with the acquisition of Just Inc	$100,000	$—
Equity securities issued in payment of notes payable	$—	$2,523,291
Equity securities issued in payment of preferred stock dividends	$—	$302,847

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

Restatement of Financial Statements

The accompanying financial statements as of and for the years ended December 31, 2006 and 2005, have been restated to correct errors through certain reclassifications and the expansion of certain disclosures in the notes to financial statements as set forth below.

•

Series A Convertible Preferred Stock has been reclassified from Shareholder’s Equity as a result of certain conditions that are outside the control of the Company that could trigger redemption of those securities.

•

Reclassified deferred compensation from Shareholder’s Equity to accrued liabilities in the amount of $17,437. Due to the immaterial amount, the Company will write-off the balance in the 2007 operational results.

•	Expanded note disclosures as follows:

•	Note 1 – Goodwill - to describe the methodology utilized by the Company in the determination of whether impairment has occurred.

•	Note 7 – Equity Transactions:

•	Preferred Stock - to disclose the allocation of gross proceeds from a private placement relating to Preferred Stock B.

•	Common Stock - details regarding the issuance of common stock for services provided.

•	Stock Incentive Plans - certain disclosures required by SFAS 123R added.

•

Warrants - added a) a reconciliation of warrant activity for the periods presented, b) assumptions utilized to determine the fair value of the warrants issued and c) a description of the value assigned for the non cash transactions.

•	Additional Warrants – modified the table of warrants outstanding to include a 10,000 warrant issue that was previously omitted.

•	Note – 9 Related Parties – more fully described the accounting effects of components of a warrant settlement expense recognized.

•	Note 11 – Risk and Uncertainties – added a new category “Potential Control Relationship by Existing Shareholders”.

Consolidation

The accompanying restated consolidated financial statements include the accounts of Speedemissions, MS, JI and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We measure the fair value of reporting units using discounted future cash flows based on our projections. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on our weighted average cost of capital. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

At December 31, 2006 and 2005, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2006 and 2005 relating to the goodwill recorded from the acquisition of the assets of State Inspections of Texas, Inc. The Company wrote off the remaining recorded value of the goodwill and related purchased assets of State Inspections of Texas, Inc. and recorded an impairment charge of $1,071,007 and $97,000 in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share. Excluded from the computation of diluted loss per share were options to purchase 2,290,625 shares and 318,475 shares of common stock for 2006 and 2005, respectively as the effect would be anti-dilutive. Warrants to purchase 17,700,437 shares and 17,500,437 shares of common stock for 2006 and 2005, respectively were also excluded from the computation of diluted loss per share as the effect would be anti-dilutive. In addition, convertible preferred stock of 23,037,498 for 2006 and 2005 were excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

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

Note 3: Property and Equipment

Property and equipment at December 31, 2006 and 2005 was as follows:

	2006	2005
Land (1)	$240,000	$240,000
Building (1)	10,000	10,000
Emission testing equipment	1,194,527	1,364,099
Furniture, fixtures and office equipment	72,364	41,699
Vehicles	23,775	25,404
Leasehold improvements	644,930	516,561

	2,185,596	2,197,763
Less accumulated depreciation and amortization	956,267	742,748

	$1,229,329	$1,455,015

Depreciation and amortization expense associated with property and equipment totaled $388,799 in 2006 and $429,171 in 2005.

At December 31, 2006, $80,528 of leasehold improvements represented leasehold improvements for new stores under construction.

(1)	See Note 12: Subsequent Event

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2006 and 2005, the excess of rent expense over cash payments was approximately $260,000 and $143,000 respectively. Such amount is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Note 7: Equity Transactions

Preferred Stock

On January 21, 2004, the Company completed a private placement of 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) and 250,000 common stock purchase warrants (the “Warrants”) to GCA Strategic Investment Fund Limited (“GCA Fund”), an existing affiliate shareholder of the Company, in exchange for gross proceeds to the Company of $2,500,000. Net proceeds to the Company after the payment of a advisor fee and offering expenses was $2,234,000.

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

On June 30, 2005 the Company completed a private placement of 2,500,000 shares of its Series B Convertible Preferred Stock (the “Preferred B Stock”) and 4,390,000 common stock purchase warrants (“B-1 Warrants” and “B-2 Warrants”) to Barron Partners LP, in exchange for gross proceeds to the Company of $6,420,000. Net proceeds to the Company after the payment of advisors fees and offering expenses was $5,906,400. The gross proceeds from the private placement were allocated to the Preferred B Stock and warrants in accordance with Emerging Issue Task Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and Emerging Issue Task Force 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“00-27”). In accordance with EITF 98-5, $6,313,528 of the gross proceeds was allocated to the Preferred B Stock and $106,472 was allocated to additional paid in capital related to the warrants. We analyzed the Preferred B Stock for the existence of a beneficial conversion feature by taking into account that the holder of this security was limited in the number of shares that could be converted up to a maximum of 4.99% of the outstanding common stock. As a result of this limitation, we computed the effective conversion price based on the number of shares that the holder of the Preferred B Stock could convert. Since the effective conversion price exceeded the current share price, we determined that there was no beneficial conversion relating to the Preferred B Stock at the time of issuance.

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

On October 14, 2005, the combined principal amount of $2,045,000 and accrued interest amount of approximately $285,000 outstanding under several promissory notes, with GCA Fund and GCFG, were converted into 2,330 shares of the Company’s Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into 833.33 shares of the Company’s common stock or 1,941,659 shares of common stock in the aggregate. See Note 9 for additional information.

On October 14, 2005, GCA Fund, a majority shareholder converted accrued preferred dividends of $302,847 into 303 shares of the Company’s Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible into 833.33 shares of the Company’s common stock or 252,499 shares of common stock in the aggregate. GCA Fund and the Company agreed to terminate the dividend feature on the Series A convertible preferred stock as of the conversion date. See Note 9 for additional information.

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

On January 18, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants for services rendered during the year ended December 31, 2004. We agreed, at the time the consultants agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $87,500 in consulting expense relating to these consulting services during 2004.

On February 22, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provides us with consulting services. We agreed, at the time Calabria Advisors, LLC agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $75,000 in consulting expense relating to these consulting services performed during 2005.

On April 11, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. Calabria Advisers, LLC provided us with consulting services. We agreed, at the time Calabria Advisors, LLC agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $58,750 in consulting expenses relating to these consulting services performed during 2005.

On June 17, 2005, we issued a total of 12,500 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director, in conversion of $25,000 in outstanding principal amount on one outstanding promissory note.

On July 25, 2005, we issued a total of 2,553 shares of our common stock, restricted in accordance with Rule 144, to two individuals for services rendered. We agreed, at the time the consultants agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $6,141 in consulting expenses relating to these consulting services performed during 2005.

On July 25, 2005, we issued a total of 18,298 shares of our common stock, restricted in accordance with Rule 144, to two individuals as additional consideration related to the purchase of Mr. Sticker, Inc. We capitalized $43,000 as part of our investment relating to the acquisition.

On July 25, 2005, we issued a total of 70,940 shares of our common stock, restricted in accordance with Rule 144, to one shareholder upon the conversion of $140,000 in outstanding principal amount and $1,879 in accrued but unpaid interest on one outstanding convertible promissory note. The values of the shares issued and related expense were computed based on the traded share price at the date of grant or issuance.

On July 25, 2005, we issued a total of 11,242 shares of our common stock, restricted in accordance with Rule 144, to Calabria Advisors, LLC, an entity controlled by Mr. Richard A. Parlontieri, our President, Chief Executive Officer, and a Director, upon the conversion of outstanding principal amounts and accrued but unpaid interest of $26,418 in outstanding convertible promissory notes. The values of the shares issued and related expense were computed based on the traded share price at the date of grant or issuance.

On July 25, 2005, we issued a total of 13,889 shares of our common stock, restricted in accordance with Rule 144, to legal counsel for services rendered. We agreed, at the time the legal counsel agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $27,778 in legal fees relating to these services performed during 2005.

On November 21, 2005, we issued a total of 25,000 shares of our common stock, restricted in accordance with Rule 144, to an individual who provided us with consulting services. We recognized $30,500 in consulting expenses relating to these consulting services performed. We agreed, at the time the consultant agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value.

On January 30, 2006, we issued a total of 50,000 shares of our common stock, restricted in accordance with Rule 144, to an individual who provided us with consulting services. We agreed, at the time the consultant agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $50,000 in consulting expense related to the consulting services performed.

On April 16, 2006, we issued 18,500 shares of our common stock, restricted in accordance with Rule 144, to an individual who provided us with consulting services. We agreed, at the time the consultant agreed to perform the services, to pay a fixed number of shares of our common stock for such services. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $18,500 in consulting expense related to the consulting services performed.

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

In September 2006, the Company issued 71,430 shares of common stock valued at $100,000 to the two shareholders of Just, Inc. per the September 2005 Just, Inc. purchase agreement in which the Company was obligated to issued 142,498 shares valued at an agreed upon $200,000 to the shareholders at the date of the acquisition. As of December 31, 2006, the Company’s accrued liabilities included the obligation to issue 71,430 shares valued at $100,000 to the two Just, Inc. shareholders. The 71,430 remaining shares are expected to be issued in 2007.

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

As a result of adopting SFAS No. 123(R), the Company recorded $217,079 in expense during the year ended December 31, 2006. In our Statement of Cash Flows, the $217,079 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in 2006.

The following table illustrates the effect on consolidated net loss and loss per share, net of related tax effects, for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123(R) during the period presented.

	2006	2005
Net loss attributable to common shareholders	$(1,332,206)	$(3,688,638)
Add: stock-based compensation expense (adjustment) included in reported net loss attributable to common shareholders	217,079	(14,758)
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards	(217,079)	(69,069)
Pro forma net loss attributable to common shareholders	$(1,332,206)	$(3,772,465)
Basic and diluted loss per share – as reported	$(0.46)	$(1.43)
Basic and diluted loss per share – pro forma	$(0.46)	$(1.46)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions used for grants in 2006 and 2005:

	2006	2005
Risk free interest rate	3.0%	3.0%
Expected life of stock awards – years	2 years	3 years
Expected volatility in stock price	45.0%	45.0%
Expected dividend yield	None	None

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of December 31, 2006 and 2005:

	2006			2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant- Date Fair Value
Options outstanding at beginning of year	318,475	$1.42	$0.39	67,675	$2.99	$0.58
Granted	1,979,600	0.58	0.16	270,000	1.17	0.38
Exercised	—	—	—	—	—
Forfeited/Cancelled	(7,450)	1.09	0.36	(19,200)	3.45	0.91

Options outstanding at end of year	2,290,625	$0.69	0.19	318,475	$1.42	0.39

Options exercisable at end of year	893,725	$0.84	0.23	159,474	$1.42	0.46

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding	Weighted Average Remaining Life	Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
43,000	6.97 years	$2.50	43,000	$2.50
4,500	7.02 years	$4.00	4,500	$4.00
2,500	7.31 years	$5.15	2,500	$5.20
2,625	7.88 years	$3.00	2,625	$3.00
21,900	7.19 years	$2.50	21,900	$2.50
2,500	8.50 years	$2.35	2,500	$2.40
2,500	8.66 years	$2.00	2,500	$2.00
61,500	8.96 years	$1.00	41,000	$1.00
170,000	8.98 years	$1.00	113,333	$1.00
1,979,600	9.75 years	$0.58	659,867	$0.58

2,290,625		$0.69	893,725	$0.84

As of December 31, 2006, there was $209,050 of unrecognized stock-based compensation expense related to nonvested stock options and is expected to be recognized over a weighted average period of twenty-one months.

The following table represents our nonvested stock options and activity for the years ended December 31, 2005 and 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options — December 31, 2004	20,000	$0.34
Granted	270,000	0.38
Vested	(121,000)	0.45
Forfeited	—	—

Nonvested options — December 31, 2005	169,000	0.33
Granted	1,979,600	0.16
Vested	(747,033)	0.18
Forfeited	(4,667)	0.33

Nonvested options — December 31, 2006	1,396,900	$0.17

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006, based on the Company’s closing stock price of $0.39 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

Unless otherwise noted in the sections titled Warrants and Additional Warrants, the fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions used for warrants issued in 2006 and 2005:

	2006	2005
Risk free interest rate	3.0%	3.0%
Expected volatility	45.0%	45.0%
Expected dividend yield	None	None

The following table represents our warrant activity for the years ended December 31, 2005 and 2006:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants — December 31, 2004	518,507	$1.65
Granted	16,992,432	1.40
Exercised	—	—
Forfeited	—	—

Outstanding warrants — December 31, 2005	17,510,437	1.44
Granted	200,000	1.40
Exercised	—	—
Forfeited	—	—

Outstanding warrants — December 31, 2006	17,710,437	$1.40

All warrants issued were fully vested within the calendar year in which they were granted.

Prior to January 1, 2005, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its board of directors, investors, consultants, creditors and others.

On January 26, 2005, we executed a promissory note in favor of GCA Fund, a majority shareholder, in the principal amount of $350,000, and on that date we received funds in the same amount. Under the terms of the note, we were obligated to repay the entire principal amount, plus interest at the rate of 8% per year, on April 26, 2005. Effective on October 14, 2005, in connection with the Settlement Agreement, we converted the outstanding balance plus accrued interest into 369 shares of our Series A Convertible Preferred Stock. In connection with the transaction on January 26, 2005, we issued to GCA Fund warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share, which exercise price has been adjusted to $1.20 as part of the Settlement Agreement. We also issued to Global Capital Advisors, LLC, the investment advisory to GCA Fund, warrants to acquire 10,000 shares of our common stock, exercisable for a period of five years at $3.57 per share. The warrant issued to Global Capital Advisors, LLC was not adjusted as part of the Settlement Agreement and remains at the issued terms. The fair value of these warrants were calculated on the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: Risk-Free Interest rate = 3.0%; Expected Volatility = 45%; Expected Dividend Yield = 0.0%; Life = 5 years. Loan costs of $28,292 relating to the fair value of the warrants were capitalized.

On February 22, 2005, we issued warrants to acquire up to 25,000 shares of our common stock, restricted in accordance with Rule 144, to Richard A. Parlontieri, our President, Chief Executive Officer, and a Director. These warrants were issued as incentive compensation for his work for us and at an exercise price of $2.50 per share. The fair value calculated using Black- Scholes was $20,000.

On March 10, 2005, we issued warrants to acquire up to 25,000 shares of our common stock, restricted in accordance with Rule 144, to two principals of GCA at an exercise price of $2.50 per share. The fair value was determined using Black- Scholes was $20,000.

On June 30, 2005, we issued warrants to acquire 285,000 shares of our common stock at $0.60 per share to a single accredited investor, as consideration for services rendered in conjunction with the Preferred B Stock transaction as discussed above in the discussion of preferred stock.

On August 4, 2005, in connection with an amendment to the June 30, 2005 financing transaction, we issued restated warrants to acquire 2,621,495 shares of our common stock at $2.40 per share, restated warrants to acquire 1,965,935 shares of our common stock at $4.80 per share, and warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to a single accredited investor, in exchange for an additional $195,000 in cash. The value received was considered proceeds of the June 30, 2005 transaction and allocated to the warrants.

On August 11, 2005, we issued warrants to acquire 50,000 shares of our common stock at $2.00 per share to six individuals for services rendered in connection with the June 30, 2005 financing transaction as discussed above in the preferred stock section. The fair value of these warrants were accounted for as a cost of the transaction and charged to additional paid in capital.

On November 17, 2005, in conjunction with a Settlement Agreement, as discussed further in Note 9, we issued warrants to acquire 4,000,000 shares of our common stock at $1.20 per share, to Barron Partners, LP, as consideration under the Settlement Agreement, in settlement of the Dispute, as discussed further in Note 9.

On November 17, 2005, in conjunction with a settlement agreement, we issued warrants to acquire 2,400,000 shares of our common stock at $1.20 per share, to Global Capital Funding Group, LP as consideration under the Settlement Agreement, in settlement of the Dispute as discussed further in Note 9.

On November 17, 2005, in conjunction with the above-referenced Settlement Agreement, we issued warrants to acquire 1,600,000 shares of our common stock at $1.20 per share, to GCA Fund, as consideration under the Settlement Agreement, in settlement of the Dispute as discussed further in Note 9.

April 17, 2006 we issued warrants to acquire up to 200,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants. These warrants were issued for services rendered to us and at an exercise price of $1.00 per share and are exercisable for a period of three years. Seventy-five percent or 150,000 of these warrants vested immediately and the remaining 50,000 vested on October 1, 2006. We computed the fair value of the warrants as of the date of the grant utilizing the Black-Scholes options pricing model and assumptions above. We expensed the total amount of the computed fair value ($60,152) in the quarters that the vesting occurred. The described issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultants are sophisticated investors and familiar with our operations.

As of December 31, 2006, warrants to purchase a total of 17,710,437 shares of common stock were outstanding at exercise prices ranging from $0.10 to $10.50. All outstanding warrants are vested, currently exercisable and expire at various dates through January 2011.

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

The following table summarizes information about stock warrants outstanding at December 31, 2006:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price
2,500	1.46 years	$0.10	2,500	$0.10
10,000	2.07 years	$2.50	10,000	$2.50
250,000	2.07 years	$1.20	250,000	$1.20
45,000	2.14 years	$10.50	45,000	$10.50
45,000	2.14 years	$7.50	45,000	$7.50
8,000,000	3.88 years	$1.20	8,000,000	$1.20
285,000	3.50 years	$0.60	285,000	$0.60
8,587,430	3.50 years	$1.20	8,587,430	$1.20
50,000	1.61 years	$2.00	50,000	$2.00
50,000	2.95 years	$2.50	50,000	$2.50
10,000	3.07 years	$1.20	10,000	$1.20
10,000	3.07 years	$3.57	10,000	$3.57
85,500	0.14 years	$7.50	85,500	$7.50
80,007	1.45 years	$7.50	80,007	$7.50
150,000	2.25 years	$1.00	150,000	$1.00
50,000	2.75 years	$1.00	50,000	$1.00

17,710,437			17,710,437

Note 8: Consulting Agreements

In connection with the acquisition of Speedemissions by SKTF, Speedemissions entered into a consulting agreement with V2R. Effective January 1, 2004, the consulting agreement was cancelled and replaced, by mutual agreement of the Company and V2R, with a new agreement. The new agreement continued for 30 months at a consulting fee of $8,334 per month. The new agreement granted V2R warrants to purchase 10,000 shares of the Company’s common stock at $2.50 per share. The warrants vested in two increments of 5,000 warrants on January 1, 2005 and 2006. Additionally, V2R can earn success fees calculated using the Lehman Formula, as defined, for merger and acquisition and strategic alliance or partnership agreements arranged by the entity. During the years ended December 31, 2006 and 2005, the Company expensed a total of approximately $0 and $32,500, respectively, under the consulting agreement. Effective June 30, 2005, the agreement was amended to terminate the monthly retainer fees and extend the expiration of the agreement to July 1, 2007, by mutual consent of V2R and the Company. The balance of unpaid retainer fees to V2R was $26,872 and $88,691 as of December 31, 2006 and 2005 respectively.

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

Settlement Agreement

On August 23, 2005, GCA Strategic Investment Fund Limited (“GCA”), the holder of all 2,500 shares of our Series A Convertible Preferred Stock then issued and outstanding, notified us that as a result of the Barron Agreement and pursuant to Section 9 of the Certificate of Designation of Series A Convertible Preferred Stock, the conversion ratio of our Series B Convertible Preferred Stock was automatically incorporated into the rights of the Series A Convertible Preferred Stock (referred to herein as the “Dispute”). We resolved this Dispute by entering into a “Settlement Agreement” with GCA, Barron, and Global Capital Funding Group, LP (“GCPF” and collectively with GCA and Barron referred to herein as the “Investors”) with all parties agreeing to the following terms:

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

The following is a summary of how we calculated the components of the warrant settlement expense which is reflected in the Statement of Operations:

a.	The value assigned to the Preferred Stock A issued to GCFG represented the outstanding balance of the note and the related accrued interest at the time of the settlement agreement. The value of the warrant to purchase 2,400,000 shares of common stock was computed using the Black-Scholes option pricing model and was determined to be $964,310.

b.	The value assigned to the Preferred Stock A issued to GCA represented the outstanding balance of the note, the related accrued interest at the settlement agreement and the amount of accrued Preferred Stock A dividends. The value of the warrants to purchase 1,600,000 shares of common stock was computed using the Black-Scholes option pricing model and was determined to be $642,847.

c.	The value of the 4,000,000 warrants issued to Barron was computed using the Black-Scholes option pricing model. Since there is a restriction associated with this warrant limiting its exercise to 4.99% of the Preferred Stock B holder’s holdings, the value assigned to the warrant was $53,354.

The value assigned to the Preferred Stock A was equivalent to the value of the Company’s common stock as to which the Preferred Stock A was convertible on the date of the Settlement agreement. As a result, the Company did not recognize a gain or loss on the exchange of the debt, and the Preferred Stock A did not contain a beneficial conversion.

The Black-Scholes option pricing model utilized in these computations used the following assumptions:

Risk free interest rate	3.0%
Expected life	3 years
Expected volatility	45.0%
Expected dividend yield	None

The aggregate fair value of each of the warrants issued in connection with the Preferred Stock A ($1,660,511) was immediately expensed and reflected in the Statements of Operations as the Warrant Settlement Expense as the related debt is no longer outstanding.

The amended warrant agreements which modified the exercise price of the existing outstanding warrants did not result in a charge to the Statement of Operations. The Company treated the modifications as a capital transaction as the warrants were not related to outstanding debt of the Company and the accounting effect would be a reclassification within additional paid-in-capital with a zero net effect.

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

The purchase price allocation was as follows:

Assets acquired
Current assets	$21,487
Property and equipment	232,000
Goodwill	2,371,050

Purchase price	$2,624,537

Cash	$2,300,000
Liabilities assumed	124,537
Common stock	200,000

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

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price. The Company had 2,963,528 shares of common stock issued and outstanding as of December 31, 2006. As of December 31, 2006, our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 1,457,062 shares of our common stock. Upon exercise of all outstanding warrants at the exercise price of $1.20 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited could own up to 10,056,859 shares of our common stock. As of December 31, 2006, Barron Partners LP could acquire up to 31,487,430 shares of our common stock upon the exercise of outstanding warrants at the exercise price of $1.20 per share and the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market it would have a negative impact on our stock price.

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