Form 10QSB/A
period 2007-03-31
SPEEDEMISSIONS INC
filed 2008-02-22
CIK 1158419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE:

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In preparing a response to comments received from the SEC related to our December 19, 2007 filing of Form SB-2/A, we concluded that changes are necessary to certain previously issued filings to amend and restate consolidated financial statements, amend disclosures in the Original Form 10-QSB and amend disclosures in the notes accompanying the consolidated financial statements. The restatement reclassifies our presentation of (Gain)/loss from disposal of non-strategic assets to include the (gain)/loss as a component of operating loss and our presentation of Series A convertible preferred stock on our balance sheets and certain other items. The restatement had no effect on our quarterly net income/(loss), cash flows or liquidity, and its effects on our financial position at March 31, 2007 are immaterial.

We have not updated the information contained herein for events occurring subsequent to May 15, 2007, the filing date of the Original Form 10-QSB.

ITEM 1	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2007	2006
	(Restated)	(Restated)
	(unaudited)
Current assets:
Cash	$325,208	$320,231
Other current assets	163,670	224,930

Total current assets	488,878	545,161
Property and equipment, at cost less accumulated depreciation and amortization	1,187,452	1,229,329
Goodwill	7,100,572	7,100,572
Other assets	59,926	59,926

Total assets	$8,836,828	$8,934,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$310,745	$318,297
Accrued liabilities	449,888	515,547
Debt payable	111,747	111,747
Current portion of capitalized lease obligations	12,925	12,925

Total current liabilities	885,305	958,516

Other liabilities	108,311	113,848
Commitments and contingencies
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $10,976,000	5	5
Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,481,482 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $5,906,000	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 2,963,528 and 2,873,598 shares issued and outstanding in 2007 and 2006, respectively	2,964	2,964
Additional paid-in capital	19,655,550	19,622,834
Accumulated deficit	(11,817,788)	(11,765,660)

Total shareholders’ equity	7,843,207	7,862,619

Total liabilities and shareholders’ equity	$8,836,828	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2007	2006
	(Restated)	(Restated)
Revenue	$2,412,538	$2,427,529

Costs and expenses:
Cost of emission certificates	599,690	650,250
Store operating expenses	1,499,965	1,377,723
General and administrative expenses	357,835	379,171
(Gain)/loss from disposal of non-strategic assets	3,849	(10,472)

Income/(loss) from operations	(48,801)	30,857
Interest expense	3,327	2,777

Net income (loss)	$(52,128)	$28,080

Net income (loss) per share (basic)	$(0.02)	$0.01

Net income (loss) per share (diluted)	$(0.02)	$0.00

Weighted average common shares outstanding, basic	2,963,528	2,762,481

Weighted average common shares outstanding, diluted	2,963,528	7,327,479

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
Operating activities:
Net income (loss)	$(52,128)	$28,080
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,136	97,826
(Gain) loss on sale of non-strategic assets	3,849	(10,472)
Share based compensation expenses	32,716	6,655
Stock issued for services	—	50,000
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	61,260	(30,115)
Other assets	—	(7,200)
Accounts payable and accrued liabilities	(84,816)	(107,207)
Other liabilities	9,106	5,542

Net cash provided by operating activities	57,123	33,109

Cash flows from investing activities:
Proceeds from asset sales	400	12,000
Capital expenditures	(49,509)	(64,524)

Net cash used in investing activities	(49,109)	(52,524)

Cash flows from financing activities:
Payments on capitalized leases	(3,037)	(7,348)

Net cash used in financing activities	(3,037)	(7,348)

Net increase/(decrease) in cash	4,977	(26,763)
Cash at beginning of period	320,231	250,227

Cash at end of period	$325,208	$223,464

Supplemental Information:
Cash paid during the year for interest	$2,514	$1,483

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

Nature of Presentation

The accompanying unaudited restated consolidated financial statements include the accounts of Speedemissions and its wholly-owned subsidiaries, Mr. Sticker, Inc. and Just, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying restated consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such restated consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented. The results of operations presented in the accompanying restated consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying restated consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with our Company’s audited financial statements contained as restated in our Form 10-KSB/A for the year ended December 31, 2006.

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

Restatement of Financial Statements

The accompanying financial statements as of March 31, 2007, March 26, 2006 and December 31, 2006, have been restated to correct errors through certain reclassifications and the expansion of certain disclosures in the notes to financial statements as set forth below.

•

Series A Convertible Preferred Stock has been reclassified from Shareholder’s Equity as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

•	Reclassified deferred compensation from Shareholder’s Equity to accrued liabilities.

•	Expanded or corrected note disclosures relating to goodwill, stock options and warrants.

The restatement had no effect on our quarterly net income/(loss), cash flows or liquidity, and its effects on our financial position at March 31, 2007 are immaterial.

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

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31
	2007	2006
Net income (loss) (A)	$(52,128)	$28,080

Weighted average common shares – basic (B)	2,963,528	2,762,481
Effect of dilutive securities (1) (3):
Diluted effect of stock options (2)	—	—
Diluted effect of stock warrants (2)	—	287,500
Diluted effect of unrestricted preferred Series A shares	—	4,277,498

Weighted average common shares – diluted (C)	2,963,528	7,327,479

Net income (loss) per share – basic (A/B)	$(0.02)	$0.01

Net income (loss) per share – diluted (A/C)	$(0.02)	$0.00

(1)	As a result of the Company’s net loss in the three months ended March 31, 2007, aggregate Common Stock Equivalents of 42,923,560 that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three months ended March 31, 2007. These Common Stock Equivalents could be dilutive in future periods.

(2)	Because their effects are anti-dilutive, 17,541,412 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three months ended March 31, 2006.

(3)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three months ended March 31, 2006.

Note 5: Stockholders’ Equity

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of March 31, 2007 and December 31, 2006, respectively. For financial statement purposes, the Series A convertible preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

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

Stock-based compensation expense under SFAS No. 123(R) was $32,716 and $6,655 during the three months ended March 31, 2007 and 2006, respectively. In the Company’s Statement of Cash Flows, the $32,716 and $6,655 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the three months ended March 31, 2007 and 2006, respectively.

The Company’s proforma information for the three months ended March 31, 2007 and 2006 is as follows:

	For the Three Months Ending March 31,
	2007	2006
Net income (loss); as reported	$(52,128)	$28,080
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$32,716	$6,655
Net income (loss); pro forma	$(19,412)	$34,735
Net income (loss) per share – basic; as reported	$(0.02)	$0.01
Net income (loss) per share – basic; proforma	$(0.01)	$0.01
Net income (loss) per share – diluted; as reported	$(0.02)	$0.00
Net income (loss) per share – diluted; proforma	$(0.01)	$0.00

Stock Incentive Plans

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

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of March 31, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2006	2,290,625	$0.69		$0.19

Granted	—	—		—
Exercised	—	—		—
Forfeited	(29,500)	0.62		0.17

Outstanding at March 31, 2007	2,261,125	$0.70	9.32	$0.19

Exercisable at March 31, 2007	881,392	$0.84	9.11	$0.23

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007, based on the Company’s closing stock price of $0.25 was $0. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

As of March 31, 2007, there was $176,334 of unrecognized stock-based compensation expense related to nonvested stock options. This amount is expected to be recognized over a weighted average period of eighteen months. No shares vested during the three months ended March 31, 2007.

The following table represents our nonvested stock option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested — December 31, 2006	1,396,900	$0.17
Granted	—	—
Vested	—	—
Forfeited	(18,833)	0.17

Nonvested — March 31, 2007	1,378,067	$0.17

There were 2,261,125 and 2,290,625 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of March 31, 2007 and December 31, 2006, respectively. There were no options granted or exercised during the three month period ended March 31, 2007.

Stock Warrants

There were 17,624,937 and 17,710,437 common stock warrants issued and outstanding as of March 31, 2007 and December 31, 2006, respectively. The following table represents our warrant activity for the three month period ended March 31, 2007:

	Number of Options/ Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants — December 31, 2006	17,710,437	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(85,500)	1.80

Outstanding warrants — March 31, 2007	17,624,937	$1.40

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income (loss) from operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were as follows:

	Three Months Ended March 31		Percentage Change
	2007	2006
Revenue	$2,412,538	$2,427,529	(0.6%)
Cost of emission certificates	599,690	650,250	(7.8%)
Store operating expenses	1,499,965	1,377,723	8.9%
General and administrative expenses	357,835	379,171	(5.6%)
(Gain)/loss from disposal of non-strategic assets	3,849	(10,472)	(136.8%)

Income (loss) from operations	$(48,801)	$30,857	(258.2%)

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

General and administrative expenses. Our general and administrative expenses decreased $21,336, or (5.6%) to $357,835 in the three month period ended March 31, 2007 from $379,171 in the three month period ended March 31, 2006. The decrease in general and administrative expenses was primarily due to a reduction of $79,283 in consulting, legal and accounting fees partially offset by an increase of $26,061 in stock-based compensation expense in accordance with SFAS No. 123(R) and an increase in other general and administrative expenses of $31,885.

(Gain) loss from disposal of non-strategic assets. For the three months ended March 31, 2007, we incurred a loss of $3,849 from the disposal of non-strategic assets. We recognized a gain of $10,472 from the disposal of non-strategic assets in the three months ended March 31, 2006.

Interest Expense, Net Income (Loss) and Earnings Per Share Our (gain) loss from disposal of non-strategic assets, interest expense, net income (loss) and earnings per share for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is as follows:

	Three Months Ended March 31
	2007	2006
Income (loss) from operations	$(48,801)	$30,857
Interest expense	3,327	2,777
Net Income (loss)	$(52,128)	$28,080

Basic income (loss) per share	$(0.02)	$0.01
Diluted income (loss) per share	$(0.02)	$0.01
Weighted average shares outstanding, basic	2,963,528	2,762,481
Weighted average shares outstanding, diluted	2,963,528	7,327,479

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

Cash Requirements

For the three months ended March 31, 2007 our net cash provided by operating activities was $57,123 as compared to net cash provided in operating activities of $33,109 during the three months ended March 31, 2006. Positive operating cash flows during the three months ended March 31, 2007 were primarily created by a decrease in other current assets of $61,260, depreciation and amortization of $87,136 and share based compensation expenses of $32,716, partially offset by a net loss from operations of $52,128 and a decrease of $75,710 in accounts payable and accrued liabilities. Because of our growth, we do not have an opinion as to how indicative these results will be of future results.

For the three months ended March 31, 2006, net cash provided by operations of $33,109 was primarily created by net income from operations of $28,080, depreciation and amortization of $97,826, non-cash stock issued for services of $50,000, partially offset by a decrease of $101,665 in accounts payable and accrued liabilities and an increase of $30,115 in other current assets.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-KSB/A for the year ended December 31, 2006.

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

SPEEDEMISSIONS, INC.

Date: February 22, 2007	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President

Date: February 22, 2007	By:	/s/ Michael Shanahan
Michael Shanahan
Chief Financial Officer