Form 10QSB/A
period 2007-06-30
SPEEDEMISSIONS INC
filed 2008-02-22
CIK 1158419

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

EXPLANATORY NOTE:

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended June 30, 2007 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 13, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In preparing a response to comments received from the SEC related to our December 19, 2007 filing of Form SB-2/A, we concluded that changes are necessary to certain previously issued filings to amend and restate consolidated financial statements, amend disclosures in the Original Form 10-QSB and amend disclosures in the notes accompanying the consolidated financial statements. The restatement reclassifies our presentation of (Gain)/loss from disposal of non-strategic assets to include the (gain)/loss as a component of operating loss and our presentation of Series A convertible preferred stock on our balance sheets and certain other items. The restatement had no effect on our quarterly net income/(loss), cash flows or liquidity, and its effects on our financial position at June 30, 2007 are immaterial.

We have not updated the information contained herein for events occurring subsequent to August 13, 2007, the filing date of the Original Form 10-QSB.

ITEM 1	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Restated)	(Restated)
	(unaudited)
Assets
Current assets:
Cash	$462,216	$320,231
Other current assets	209,812	224,930

Total current assets	672,028	545,161

Property and equipment, at cost less accumulated depreciation and amortization	941,213	1,229,329

Goodwill	7,100,572	7,100,572

Other assets	61,726	59,926

Total assets	$8,775,539	$8,934,988

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$189,100	$318,297
Accrued liabilities	392,110	515,547
Debt payable	—	111,747
Current portion of capitalized lease obligations	5,306	12,925

Total current liabilities	586,516	958,516

Other liabilities	111,408	113,848

Commitments and contingencies

Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $10,976,000	5	5

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,481,482 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $5,906,000	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 3,034,958 and 2,963,528 shares issued and outstanding in 2007 and 2006, respectively	3,035	2,964
Additional paid-in capital	19,788,195	19,622,834
Accumulated deficit	(11,716,101)	(11,765,660)

Total shareholders’ equity	8,077,610	7,862,619

Total liabilities and shareholders’ equity	$8,775,539	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$2,468,889	$2,375,261	$4,881,426	$4,802,790

Costs and expenses:
Cost of emission certificates	603,090	591,340	1,202,780	1,241,590
Store operating expenses	1,384,241	1,351,671	2,886,005	2,729,523
General and administrative expenses	371,878	350,458	727,913	729,628
(Gain)/loss from disposal of non-strategic assets	7,886	—	11,735	(10,472)

Income from operations	101,794	81,792	52,993	112,521
Interest expense	107	2,688	3,434	5,337

Net income	$101,687	$79,104	$49,559	$107,184

Net income per share (basic)	$0.03	$0.03	$0.02	$0.04

Net income per share (diluted)	$0.01	$0.01	$0.01	$0.01

Weighted average common shares outstanding, basic	3,016,119	2,888,642	2,989,969	2,825,910

Weighted average common shares outstanding, diluted	7,296,117	7,453,640	7,269,967	7,390,908

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Restated)	(Restated)
Operating activities:
Net income	$49,559	$107,184
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,496	192,539
(Gain) loss on sale of non-strategic assets	11,735	(10,472)
Share based compensation expenses	65,432	58,424
Stock issued for services	—	68,500
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	50,590	(39,922)
Other assets	(1,800)	(7,200)
Accounts payable and accrued liabilities	(157,533)	(166,415)

Net cash provided by operating activities	150,479	202,638

Cash flows from investing activities:
Proceeds from asset sales	211,094	12,000
Capital expenditures	(102,681)	(144,729)

Net cash provided by (used in) investing activities	108,413	(132,729)

Cash flows from financing activities:
Payments on debt	(111,747)	—
Payments on capitalized leases	(5,160)	(10,474)

Net cash used in financing activities	(116,907)	(10,474)

Net increase in cash	141,985	59,435

Cash at beginning of period	320,231	250,227

Cash at end of period	$462,216	$309,662

Supplemental Information:

Cash paid during the year for interest	$13,017	$3,244

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

We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services. As of August 7, 2007, we operated 35 vehicle emissions testing and safety inspection centers in three separate markets, greater Atlanta, Georgia; Houston, Texas; and Salt Lake City, Utah, and four mobile units in the Atlanta, Georgia area. We expect to open eight new vehicle emissions testing and safety inspection centers in the Dallas—Ft. Worth area and two in the Houston, Texas area before December 31, 2007. Throughout this report, the terms “we”, “us”, “our”, “Speedemissions”, and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries.

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

The accompanying restated consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim restated consolidated financial statements should be read in conjunction with the Company’s audited financial statements as restated contained in our Form 10-KSB/A for the year ended December 31, 2006.

Going Concern

The accompanying restated consolidated financial statements have been on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying restated consolidated financial statements, as of June 30, 2007, the Company has cash on hand of $0.5 million, working capital of $0.1 million, a current quarterly net income available to common shareholders of $0.1 million and an accumulated deficit of $11.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to provide and maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and whenever an impairment indicator arises.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB/A have not been restated to reflect the fair value method of expensing share-based compensation. See Note 7 for additional disclosures.

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

Restatement of Financial Statements

The accompanying financial statements as of June 30, 2007, June 30, 2006 and December 31, 2006, have been restated to correct errors through certain reclassifications and the expansion of certain disclosures in the notes to financial statements as set forth below.

•

Series A Convertible Preferred Stock has been reclassified from Shareholder’s Equity as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

•	Reclassified deferred compensation from Shareholder’s Equity to accrued liabilities.

•	Expanded or corrected note disclosures relating to goodwill, stock options and warrants.

The restatement had no effect on our quarterly net income/(loss), cash flows or liquidity, and its effects on our financial position at June 30, 2007, June 30, 2006 and December 31, 2006 are immaterial.

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

The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the future. However, the ultimate timing and ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying restated consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4: Debt Payable

On April 19, 2007, we used proceeds received from the sale of the Lawrenceville property discussed in Note 3, to repay a $60,000 bank debt secured by the property and $231 in accrued interest. The unpaid principal and interest unpaid principal and interest was $0 and $60,000 as of June 30, 2007 and December 31, 2006.

On April 20, 2007, we used proceeds received from the sale of the Lawrenceville property discussed in Note 3, the to repay a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh, a former director of the Company. The note bears interest at 10% per annum. The principal and accrued interest repaid was $60,934. The unpaid principal and interest was $0 and $59,332 as of June 30, 2007 and December 31, 2006, respectively.

Note 5: Net Income Per Common Share

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

The following table sets forth the computation for basic and diluted net income per share for the three and six month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income (A)	$101,687	$79,104	$49,559	$107,184

Weighted average common shares – basic (B)	3,016,119	2,888,642	2,989,969	2,825,910
Effect of dilutive securities (3):
Diluted effect of stock options (1,2)	—	—	—	—
Diluted effect of stock warrants (1,2)	2,500	287,500	2,500	287,500
Diluted effect of unrestricted preferred Series A Shares	4,277,498	4,277,498	4,277,498	4,277,498

Weighted average common shares – diluted (C)	7,296,117	7,453,640	7,269,967	7,390,908

Net income per share – basic (A/B)	$0.03	$0.03	$0.02	$0.04

Net income per share – diluted (A/C)	$0.01	$0.01	$0.01	$0.01

(1)	Because their effects are anti-dilutive, 19,878,162 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2007.
(2)	Because their effects are anti-dilutive, 17,743,912 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2006.
(3)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three and six months ended June 30, 2006 and June 30, 2007.

Note 6: Stockholders’ Equity

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

Note 7: Share-Based Compensation

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

Stock-based compensation expense under SFAS No. 123(R) was $32,716 and $51,769 during the three months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense was $65,432 and $58,424 during the six months ended June 30, 2007 and 2006, respectively. In the Company’s Statement of Cash Flows, the $65,432 and $58,424 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the six months ended June 30, 2007 and 2006, respectively.

The Company’s proforma information for the three and six months ended June 30, 2007 and 2006 is as follows:

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2007	2006	2007	2006
Net income; as reported	$101,687	$79,104	$49,559	$107,184
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$32,716	$6,655	$65,432	$58,424

Net income; pro forma	$134,403	$85,759	$114,991	$165,608

Net income per share – basic; as reported	$0.03	$0.03	$0.02	$0.04

Net income per share – basic; proforma	$0.04	$0.03	$0.04	$0.06

Net income per share – diluted; as reported	$0.01	$0.01	$0.01	$0.01

Net income per share – diluted; proforma	$0.02	$0.01	$0.02	$0.02

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

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of June 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	2,290,625	$0.69	9.57	$0.19
Granted	—	—
Forfeited/Cancelled	(34,900)	0.58	9.25	0.17

Outstanding at June 30, 2007	2,255,725	0.70	9.07	0.19

Exercisable at June 30, 2007	879,592	$0.84	8.86	$0.23

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of June 30, 2007, there was $150,272 of unrecognized stock-based compensation expense related to nonvested stock options. This amount is expected to be recognized over a weighted average period of fifteen months. No shares vested during the six months ended June 30, 2007.

The following table represents our nonvested stock options activity for the six months ended June 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested — December 31, 2006	1,396,900	$0.17
Granted	—	—
Vested	—	—
Forfeited	(22,433)	0.17

Nonvested — June 30, 2007	1,374,467	$0.17

There were 2,255,725 and 2,290,625 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of June 30, 2007 and December 31, 2006, respectively. There were no options granted or exercised during the six month period ended June 30, 2007.

Stock Warrants

There were 17,624,937 and 17,710,437 common stock warrants issued and outstanding as of June 30, 2007 and December 31, 2006, respectively. There were no common stock warrants granted or exercised during the six month period ended June 30, 2007. The following table represents our warrant activity for the six months ended June 30, 2007:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants — December 31, 2006	17,710,437	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(85,500)	1.80

Outstanding warrants — June 30, 2007	17,624,937	$1.40

Note 8 : Income Taxes

No provision for income taxes has been reflected for the six month period ended June 30, 2007 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 9: Contingencies

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were as follows:

	Three Months Ended June 30		Percentage
	2007	2006	Change
Revenue	$2,468,889	$2,375,261	3.9%
Cost of emission certificates	603,090	591,340	2.0%
Store operating expenses	1,384,241	1,351,671	2.4%
General and administrative expenses	371,878	350,458	6.1%
(Gain)/loss from disposal of non-strategic assets	7,886	—	—

Income (loss) from operations	$101,794	$81,792	24.5%

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

(Gain) loss from disposal of non-strategic assets. For the three months ended June 30, 2007, we incurred a loss of $7,886 from the disposal of non-strategic assets compared to no gain or loss in the three months ended June 30, 2006.

Interest Expense, Net Income and Earnings Per Share Our interest expense, net income and earnings per share for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is as follows:

	Three Months Ended June 30
	2007	2006
Income from operations	$101,794	$81,792
Interest expense, net	107	2,688

Net Income	$101,687	$79,104

Basic income per share	$0.03	$0.03

Diluted income per share	$0.01	$0.01

Weighted average shares outstanding, basic	3,016,119	2,888,642

Weighted average shares outstanding, diluted	7,296,117	7,453,640

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

Six Months Ended June 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were as follows:

	Six Months Ended June 30		Percentage Change
	2007	2006
Revenue	$4,881,426	$4,802,790	1.6%
Cost of emission certificates	1,202,780	1,241,590	(3.1)%
Store operating expenses	2,886,005	2,729,523	5.7%
General and administrative expenses	727,913	729,628	(0.2)%
(Gain)/loss from disposal of non-strategic assets	11,735	(10,472)	(212.1)%

Income (loss) from operations	$52,993	$112,521	(52.9)%

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

(Gain) loss from disposal of non-strategic assets. For the six months ended June 30, 2007, we incurred a loss of $11,735 from the disposal of non-strategic assets compared to a gain of $10,472 in the six months ended June 30, 2006.

Interest Expense, Net Income and Earnings Per Share Our interest expense, net income (loss) and earnings per share for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is as follows:

	Six Months Ended June 30
	2007	2006
Income from operations	$52,993	$112,521
Interest expense, net	3,434	5,337

Net Income	$49,559	$107,184

Basic income per share	$0.02	$0.04

Diluted income per share	$0.01	$0.01

Weighted average shares outstanding, basic	2,989,969	2,825,910

Weighted average shares outstanding, diluted	7,269,967	7,390,908

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

Cash Requirements

For the six months ended June 30, 2007 and June 30, 2006, our net cash provided by operating activities was $150,479 and $202,638. Positive operating cash flows during the six months ended June 30, 2007 were primarily created by net income of $49,559, a decrease in other current assets of $50,590, depreciation and amortization of $132,496, losses recognized from the sale of non-strategic assets of 11,735 and share based compensation expenses of $65,432, partially offset by a decrease of $157,533 in accounts payable and accrued liabilities and an increase in other assets of $1,800. Because of our growth, we do not have an opinion as to how indicative these results will be of future results.

Positive operating cash flows during the six months ended June 30, 2006 were primarily created by a net income from operations of $107,184, from non-cash stock related expenses of $126,924 plus depreciation and amortization of $192,539, partially offset by a decrease of $166,415 in accounts payable and accrued liabilities and an increase in other current assets of $39,922 and an increase in other assets of $7,200.

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