Form 10QSB/A
period 2007-09-30
SPEEDEMISSIONS INC
filed 2008-02-27
CIK 1158419

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

EXPLANATORY NOTE:

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2007 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 13, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In preparing a response to comments received from the SEC related to our December 19, 2007 filing of Form SB-2/A, we concluded that changes are necessary to certain previously issued filings to amend and restate consolidated financial statements, amend disclosures in the Original Form 10-QSB and amend disclosures in the notes accompanying the consolidated financial statements. The restatement reclassifies our presentation of (Gain)/loss from disposal of non-strategic assets to include the (gain)/loss as a component of operating loss and our presentation of Series A convertible preferred stock on our balance sheets and certain other items. The restatement had no effect on our quarterly net income/(loss), cash flows, liquidity or our financial position at September 30, 2007.

We have not updated the information contained herein for events occurring subsequent to November 13, 2007, the filing date of the Original Form 10-QSB.

ITEM 1

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Restated) (unaudited)	(Restated)
Assets

Current assets:
Cash	$946,576	$320,231
Other current assets	219,985	224,930

Total current assets	1,166,561	545,161
Property and equipment, at cost less accumulated depreciation and amortization	909,838	1,229,329

Goodwill	7,100,572	7,100,572

Other assets	81,863	59,926

Total assets	$9,258,834	$8,934,988

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$308,529	$318,297
Accrued liabilities	390,527	515,547
Debt payable	—	111,747
Current portion of capitalized lease obligations	5,306	12,925

Total current liabilities	704,362	958,516

Other liabilities:	108,250	113,848

Commitments and contingencies
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 and 5,133 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $10,976,000	5	5

Shareholders' equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,481,482 shares issued and outstanding in 2007 and 2006, respectively liquidation preference: $5,906,000	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 and 2,963,528 shares issued and outstanding in 2007 and 2006, respectively	5,162	2,964
Additional paid-in capital	20,137,857	19,622,834
Accumulated deficit	(11,699,283)	(11,765,660)

Total shareholders' equity	8,446,217	7,862,619

Total liabilities and shareholders' equity	$9,258,834	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$2,524,988	$2,484,492	$7,406,415	$7,286,789

Costs and expenses:
Cost of emission certificates	628,807	601,186	1,831,587	1,842,776
Store operating expenses	1,398,204	1,426,122	4,284,209	4,155,151
General and administrative expenses	482,121	352,838	1,210,034	1,081,971
(Gain)/loss from disposal of non-strategic assets	—	479	11,735	(9,993)

Income from operations	15,856	103,867	68,850	216,884
Interest (income) expense, net	(961)	2,325	2,473	8,158

Net income	$16,817	$101,542	$66,377	$208,726

Net income per share (basic)	$0.01	$0.03	$0.02	$0.07

Net income per share (diluted)	$0.00	$0.01	$0.01	$0.03

Weighted average common shares outstanding, basic	3,173,685	2,903,744	3,051,881	2,852,140

Weighted average common shares outstanding, diluted	7,452,695	7,468,742	7,330,940	7,417,138

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Restated)	(Restated)
Operating activities:
Net income	$66,377	$208,726
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	199,481	287,191
(Gain) loss from disposal of non-strategic assets	11,735	(9,993)
Share based compensation expenses	98,149	65,078
Stock issued for services	—	68,500
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	40,417	(27,915)
Other assets	(21,937)	(11,525)
Accounts payable and accrued liabilities	(41,388)	(164,097)

Net cash provided by operating activities	352,834	415,965

Cash flows from investing activities:
Acquisition of businesses	—	(100,000)
Proceeds from asset sales	211,094	14,854
Purchases of property and equipment	(138,491)	(153,684)

Net cash provided by (used in) investing activities	72,603	(238,830)

Cash flows from financing activities:
Proceeds from sale of common stock	319,072	—
Payments on debt	(111,747)	—
Payments on capitalized leases	(6,417)	(16,419)

Net cash provided by (used in) financing activities	200,908	(16,419)

Net increase in cash	626,345	160,716
Cash at beginning of period	320,231	250,227

Cash at end of period	$946,576	$410,943

Supplemental Information:
Cash paid during the year for interest	$14,058	$4,277

Non-cash Investing and Financing activities:
Equity securities issued in connection with acquisitions	$100,000	$100,000

Supplemental Disclosure of Noncash Financing Activities:

During the nine months ended September 30, 2007, the Company issued 71,430 shares of common stock to the former owners of a subsidiary acquired in 2005, which was final payment of $100,000 withheld from the acquisition price for any potential unknown or undisclosed liabilities.

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

The accompanying restated consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements as restated, contained in our Form 10-KSB/A for the year ended December 31, 2006.

Going Concern

The accompanying restated consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying restated consolidated financial statements, as of September 30, 2007, the Company had cash on hand of $946,576, working capital of $449,010, and an accumulated deficit of $11,699,283. The Company had net income available to common shareholders of $101,542 and positive cash flows from operations of $352,834 for the nine months ended September 30, 2007. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and whenever an impairment indicator arises.

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

Restatement of Financial Statements

The accompanying financial statements as of September 30, 2007, September 30, 2006 and December 31, 2006, have been restated to correct errors through certain reclassifications and the expansion of certain disclosures in the notes to financial statements as set forth below.

•

Series A Convertible Preferred Stock has been reclassified from Shareholder’s Equity as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

•	Reclassified deferred compensation from Shareholder’s Equity to accrued liabilities.

•	Expanded or corrected note disclosures relating to goodwill, stock options and warrants.

The restatement had no effect on our quarterly net income/(loss), cash flows, liquidity, or our financial position(s) at September 30, 2007, September 30, 2006 and December 31, 2006.

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

Property and equipment at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006
Land	$0	$240,000
Building	126,255	10,000
Emission testing equipment	1,248,560	1,194,527
Furniture, fixtures and office equipment	94,341	72,364
Vehicles	15,607	23,775
Leasehold improvements and construction in progress (1)	554,659	644,930

	2,039,422	2,185,596
Less accumulated depreciation and amortization	1,129,584	956,267

	$909,838	$1,229,329

(1)	Includes $0 and $80,528 in construction in progress at September 30, 2007 and December 31, 2006, respectively.

Note 4: Debt Payable

On April 19, 2007, we used proceeds received from the sale of the Lawrenceville property discussed in Note 3, to repay a $60,000 bank debt secured by the property and $231 in accrued interest. The unpaid principal and interest unpaid principal and interest was $0 and $60,000 as of September 30, 2007 and December 31, 2006.

On April 20, 2007, we used proceeds received from the sale of the Lawrenceville property discussed in Note 3, to repay a note payable to V2R, Inc. (“V2R”), which is controlled by Bahram Yusdfzadeh, a former director of the Company. The principal and accrued interest repaid was $60,934. The unpaid principal and interest was $0 and $59,332 as of September 30, 2007 and December 31, 2006, respectively.

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

The following table sets forth the computation for basic and diluted net income per share for the three and nine month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income (A)	$16,817	$101,542	$66,377	$208,726

Weighted average common shares – basic (B)	3,173,685	2,903,744	3,051,881	2,852,140
Effect of dilutive securities (2):
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of stock warrants (1)	1,512	287,500	1,561	287,500
Dilutive effect of unrestricted preferred Series A Shares	4,277,498	4,277,498	4,277,498	4,277,498

Weighted average common shares – diluted (C)	7,452,695	7,468,742	7,330,940	7,417,138

Net income per share – basic (A/B)	$0.01	$0.03	$0.02	$0.07

Net income per share – diluted (A/C)	$0.00	$0.01	$0.01	$0.03

(1)	Because their effects are anti-dilutive, 17,751,014 and 17,743,912 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and nine months ended September 30, 2007 and 2006, respectively.
(2)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three and nine months ended September 30, 2007 and 2006.

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

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of September 30, 2007 and December 31, 2006.

Common Stock

On April 24, 2007, the Company issued 71,430 shares of common stock to the former owners of a subsidiary acquired in 2005. The share issuance represented the final payment of $100,000 withheld from the acquisition price for any potential unknown or undisclosed liabilities.

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

Stock-based compensation expense under SFAS No. 123(R) was $32,717 and $6,654 during the three months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense was $98,149 and $65,078 during the nine months ended September 30, 2007 and 2006, respectively. In the Company’s Statement of Cash Flows, the $98,149 and $65,078 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the nine months ended September 30, 2007 and 2006, respectively.

The Company’s proforma information for the three and njne months ended September 30, 2007 and 2006 is as follows:

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2007	2006	2007	2006
Net income; as reported	$16,817	$101,542	$66,377	$188,740
Add stock-based employee compensation expense included in net loss as reported, net of related tax effects	$32,717	$6,654	$98,149	$65,078

Net income; pro forma	$49,534	$108,196	$164,526	$253,818

Net income per share – basic; as reported	$0.01	$0.03	$0.02	$0.07

Net income per share – basic; proforma	$0.02	$0.04	$0.05	$0.09

Net income per share – diluted; as reported	$0.00	$0.01	$0.01	$0.03

Net income per share – diluted; proforma	$0.01	$0.01	$0.02	$0.03

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

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of September 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	2,290,625	$0.69	9.57	$0.19
Granted	—	—
Forfeited/Cancelled	(34,900)	0.58	9.25	0.17

Outstanding at September 30, 2007	2,255,725	0.70	8.82	0.19

Exercisable at September 30, 2007	879,592	$0.84	8.61	$0.23

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of September 30, 2007, there was $110,902 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of twelve months. No shares vested during the nine months ended September 30, 2007.

The following table represents our non-vested stock options and warrant activity for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested — December 31, 2006	1,396,900	$0.17
Granted	—	—
Vested	—	—
Forfeited	(22,433)	0.17

Non-vested — September 30, 2007	1,374,467	$0.17

There were 2,255,725 and 2,290,625 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of September 30, 2007 and December 31, 2006, respectively. There were no options granted or exercised during the nine month period ended September 30, 2007.

Stock Warrants

There were 15,497,787 and 17,710,437 common stock warrants issued and outstanding as of September 30, 2007 and December 31, 2006, respectively. There were no common stock warrants granted or exercised during the nine month period ended September 30, 2007. There were 85,500 warrants that expired during the nine month period ended September 30, 2007. Pursuant to a private placement of common stock as discussed in Note 3, 2,127,150 warrants were surrendered during the three and nine month periods ended September 30, 2007. See Note 10 Subsequent Events for additional disclosure of stock warrant activity. The following table represents our warrant activity for the twelve months ended September 30, 2007:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants — December 31, 2006	17,710,437	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(2,212,650)	1.39

Outstanding warrants — September 30, 2007	15,497,787	$1.40

Note 8: Income Taxes

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

Note 10: Subsequent Events

The Company consummated and adopted the following plan of recapitalization effective as of the close of Business on October 12, 2007. Barron Partners LP (“Barron”) surrendered all 12,587,431 of their common stock purchase warrants in exchange for 4,195,810 warrants at an exercise price of $0.90 per share, 4,195,810 warrants at an exercise price of $0.60 per share and 4,195,811 warrants at an exercise price of $0.30 per share. Global Capital Funding Group, L.P. (“GCFG”), surrendered all 2,400,000 of their common stock purchase warrants in exchange for 800,000 warrants at an exercise price of $0.90 per share, 800,000 warrants at an exercise price of $0.60 per share and 800,000 warrants at an exercise price of $0.30 per share.

The amended warrant agreements which modified the exercise price of GCFG and Barron’s existing outstanding warrants did not result in a charge to the Statement of Operations. The Company treated the modifications as a capital transaction as the warrants were not related to outstanding debt of the Company. The accounting effect represented a reclassification within paid-in-capital which resulted in no net change to the paid-in-capital account.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were as follows:

	Three Months Ended September 30,		Percentage Change
	2007	2006
Revenue	$2,524,988	$2,484,492	1.6%
Cost of emission certificates	628,807	601,186	4.6%
Store operating expenses	1,398,204	1,426,122	(2.0)%
General and administrative expenses	482,121	352,838	36.6%
(Gain)/loss from disposal of non-strategic assets	—	479	—

Income from operations	$15,856	$103,867	(84.7)%

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

(Gain) loss from disposal of non-strategic assets. For the three months ended September 30, 2007, we did not realize a gain or loss from the disposal of non-strategic assets compared to a loss of $479 in the three months ended September 30, 2006.

Interest Expense, Net Income and Earnings Per Share Our interest expense, net income and earnings per share for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is as follows:

	Three Months Ended September 30
	2007	2006
Income from operations	$15,856	$103,867,
Interest (income) expense, net	(961)	2,325

Net Income	$16,817	$101,542

Basic income per share	$0.01	$0.03

Diluted income per share	$0.00	$0.01

Weighted average shares outstanding, basic	3,173,685	2,903,744

Weighted average shares outstanding, diluted	7,452,695	7,468,742

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

Nine Months Ended September 30, 2007 and 2006

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were as follows:

	Nine Months Ended September 30,		Percentage Change
	2007	2006
Revenue	$7,406,415	$7,286,789	1.6%
Cost of emission certificates	1,831,587	1,842,776	(0.6)%
Store operating expenses	4,284,209	4,155,151	3.1%
General and administrative expenses	1,210,034	1,081,971	11.8%
(Gain)/loss from disposal of non-strategic assets	11,735	(9,993)	(217.4)%

Income from operations	$68,850	$216,884	(68.3)%

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

(Gain) loss from disposal of non-strategic assets. For the nine months ended September 30, 2007, we incurred a loss of $11,735 from the disposal of non-strategic assets compared to a gain of $9,993 in the nine months ended September 30, 2006.

Interest Expense, Net Income and Earnings Per Share Our interest expense, net income and earnings per share for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is as follows:

	Nine Months Ended September 30
	2007	2006
Income from operations	$68,850	$216,884
Interest expense, net	2,473	8,158

Net Income	$66,377	$208,726

Basic income per share	$0.02	$0.07

Diluted income per share	$0.01	$0.03

Weighted average shares outstanding, basic	3,051,881	2,852,140

Weighted average shares outstanding, diluted	7,330,940	7,417,138

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

Cash Requirements

For the nine months ended September 30, 2007 and September 30, 2006, our net cash provided by operating activities was $352,834 and $415,965. Positive operating cash flows during the nine months ended September 30, 2007 were primarily created by net income of $66,377, a decrease in other current assets of $40,417, depreciation and amortization of $199,481, losses recognized from the sale of non-strategic assets of 11,735 and share based compensation expenses of $98,149, partially offset by a decrease of $41,388 in accounts payable and accrued liabilities and an increase in other assets of $21,937. Because of our growth strategy, we do not have an opinion as to how indicative these results will be of future results.

Positive operating cash flows during the nine months ended September 30, 2006 were primarily created by a net income from operations of $208,726, from non-cash stock related expenses of $133,578 plus depreciation and amortization of $287,191, partially offset by a decrease of $164,097 in accounts payable and accrued liabilities and an increase in other current assets of $27,915 and an increase in other assets of $11,525.

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

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits
4.1	Amended and Restated Plan of Recapitalization effective as of October 12, 2007 (incorporated by reference to Exhibit 4.1 on Form 10-QSB dated November 13, 2007 and filed with the Commission on November 13, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: February 27, 2008	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President

Date: February 27, 2008	By:	/s/ Michael Shanahan
Michael Shanahan
Chief Financial Officer