Form 10KSB/A
period 2006-12-31
SPEEDEMISSIONS INC
filed 2008-03-31
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Explanatory Note

This Amendment No. 2 (“Amendment No 2”) to the Annual Report on Form 10-KSB of Speedemissions, Inc. (“Company”) amends and restates the consolidated financial statements and amends disclosures in Amendment No. 1 (“Amendment No. 1”) of the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 22, 2008. The restatement in Amendment 2 reclassifies our presentation of Series A Convertible Preferred Stock (“Preferred A Stock”) from Shareholders’ Equity to the mezzanine level on the Company’s balance sheets as of December 31, 2006 and 2005. The Preferred A Stock contains certain contingent redemption features outside of the Company’s control which could trigger its redemption. The restatement had no effect on our annual or quarterly net loss, cash flows or liquidity, and its effects on our financial position at December 31, 2006 are immaterial.

Amendment to Form 10-KSB

The following sections of Amendment No. 1 have been revised by this Amendment 2 to reflect the restatement: Part I – Item 1 – Description of Business, Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation, Part II – Item 7 – Financial Statements. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, the consolidated financial statements and other disclosures in Amendment 2 do not reflect any events that have occurred after Form 10-KSB was initially filed on March 30, 2007. Accordingly, Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-KSB, including any amendments to those filings. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Form 10-KSB on March 30, 2007.

As a result of this amendment, the management certifications, filed as exhibits in Amendment 1 and in Form 10-KSB, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

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

Recent restatements of the Company’s 2006 and 2005 financial statements may present a risk of future restatements and non-compliance with certain aspects of the Sarbanes-Oxley Act.

The Company filed Form 10-KSB/A to amend and restate consolidated financial statements and amend disclosures including in the notes accompanying the consolidated financial statements in the period ended December 31, 2006. We can not provide assurance that the Company may not be required to restate past or future financial statements and such restatements could be required in the future as a result of an undetected material error.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2006 as compared to December 31, 2005 were:

	As of December 31, 2006	As of December 31, 2005	Change
Cash	$320,231	$250,227	$70,004
Total current assets	545,161	390,510	154,651
Total assets	8,934,988	9,993,897	(1,058,909)
Total current liabilities	958,516	1,184,646	(226,130)
Total liabilities	1,072,364	1,184,646	(112,282)
Series A convertible preferred stock	4,579,346	4,579,346	0
Total stockholders’ equity	$3,283,278	$4,229,905	$(946,627)

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

Speedemissions, Inc.

Dated: March 31, 2008		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 31, 2008		/s/ Michael S. Shanahan
	By:	Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: March 31, 2008
By:	Richard A. Parlontieri, Director, President, and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 31, 2008
By:	Bradley A. Thompson, Director

	/s/ Ernest A. Childs	Dated: March 31, 2008
By:	Ernest A. Childs, Director

	/s/ John Bradley	Dated: March 31, 2008
By:	John Bradley, Director

	/s/ Michael E. Guirlinger	Dated: March 31, 2008
By:	Michael E. Guirlinger, Director

	/s/ Michael S. Shanahan	Dated: March 31, 2008
By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.4	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.5	First Restated Common Stock Purchase Warrant “A” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.2 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.6	Common Stock Purchase Warrant “B” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.7	Common Stock Purchase Warrant “C” dated June 30, 2005 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

4.8	Amendment No. 1 to First Restated Common Stock Purchase Warrant “A” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.9	Amendment No. 1 to First Restated Common Stock Purchase Warrant “B” between Barron Partners LP and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.10	Common Stock Purchase Warrant issued to Barron Partners LP dated October 14, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.11	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.12	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.13	Common Stock Purchase Warrant issued to Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.18	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

4.19	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.20	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.22	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

4.23	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.24	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 on Form S-8, File No. 333-130199)

4.25	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.25 on Form 10-KSB, File No. 000-49688).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.2	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.3	First Amendment to Employment Agreement with Richard A. Parlontieri dated December

19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003)

10.4	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Form 8-K dated October 23, 2006) and filed with the Commission on October 23, 2006.

10.5	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004)

10.6	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.7	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.8	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.9	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.10	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.11	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.12	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.13	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren

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

/s/ Tauber & Balser, P. C.
Atlanta, Georgia

March 27, 2007, except for Note 1 - Restatement of Financial Statements, as to which the date is March 28, 2008

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2006	2005
	(Restated)	(Restated)
Assets
Current assets:
Cash	$320,231	$250,227
Other current assets	224,930	140,283

Total current assets	545,161	390,510
Property and equipment, at cost less accumulated depreciation and amortization	1,229,329	1,455,015
Goodwill	7,100,572	8,107,171
Other assets	59,926	41,201

Total assets	$8,934,988	$9,993,897

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$318,297	$554,408
Accrued liabilities	515,547	555,189
Debt payable	111,747	51,747
Current portion of capitalized lease obligations	12,925	23,302

Total current liabilities	958,516	1,184,646

Other liabilities	113,848	—
Commitments and contingencies

Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding in 2006 and 2005, liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 and 2,500,000 shares issued and outstanding in 2006 and 2005, respectively liquidation preference: $6,372,446	2,481	2,500
Common stock, $.001 par value, 250,000,000 shares authorized, 2,963,528 and 2,683,581 shares issued and outstanding in 2006 and 2005, respectively	2,964	2,684
Additional paid-in capital	15,043,493	14,658,175
Accumulated deficit	(11,765,660)	(10,433,454)

Total shareholders’ equity	3,283,278	4,229,905

Total liabilities and shareholders’ equity	$8,934,988	$9,993,897

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31,

	2006	2005
	(Restated)	(Restated)
Revenue	$9,480,097	$6,952,200

Costs and expenses:
Cost of emission certificates	2,401,461	2,050,283
Store operating expenses	5,788,657	4,014,912
General and administrative expenses	1,601,505	2,439,121
(Gain)/loss from disposal of non-strategic assets	(61,449)	14,046
Goodwill and related asset impairment expense	1,071,007	97,000
Warrant settlement expense	—	1,660,538

Loss from operations	(1,321,084)	(3,323,700)
Interest expense	11,122	227,015

Net loss	(1,332,206)	(3,550,715)
Less preferred dividends	—	137,923

Net loss attributable to common shareholders	$(1,332,206)	$(3,688,638)

Basic and diluted net loss per share	$(0.46)	$(1.43)

Weighted average common shares outstanding, basic and diluted	2,880,216	2,575,407

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficiency)

For the Years Ended December 31, 2006 and 2005

	Preferred Stock - Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005 (Restated)	—	$—	2,454,160	$2,454	$6,506,750	$(6,882,739)	$(373,535)
Common stock issued for services			116,442	117	285,411		285,528
Conversion of notes payable			94,681	95	193,174		193,269
Compensation due to stock option grant					(19,949)		(19,949)
Compensation due to stock warrants issued					28,292		28,292
Preferred stock issued for cash, net of expenses	2,500,000	2,500			5,903,900		5,906,400
Preferred stock dividend					(137,923)		(137,923)
Settlement expense on warrants					1,660,538		1,660,538
Common stock warrants issued for cash					195,000		195,000
Common stock issued for business acquisition			18,298	18	42,982		43,000
Net loss	—	—	—		—	(3,550,715)	(3,550,715)

Balance at December 31, 2005 (Restated)	2,500,000	2,500	2,683,581	2,684	14,658,175	(10,433,454)	4,229,905
Common stock issued for services	—	—	68,517	68	68,432	—	68,500
Conversion of Series B Preferred Stock	(18,518)	(19)	140,000	140	(121)	—	—
Compensation due to stock option grants	—	—	—	—	156,927	—	156,927
Compensation due to stock warrants issued	—	—	—	—	60,152	—	60,152
Common stock issued for business acquisition	—	—	71,430	72	99,928	—	100,000
Net loss	—	—	—		—	(1,332,206)	(1,332,206)

Balance at December 31, 2006 (Restated)	2,481,482	$2,481	2,963,528	$2,964	$15,043,493	$(11,765,660)	$3,283,278

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

•	Reclass (Gain)/loss from disposal of non-strategic assets from outside the loss from operations to include it as a component of loss from operations.

•

Series A Convertible Preferred Stock has been reclassified from Shareholder’s Equity at its initial carrying value as a result of certain conditions that are outside the control of the Company that could trigger redemption of those securities.

•

Reclassified deferred compensation from Shareholder’s Equity to accrued liabilities in the amount of $17,437. Due to the immaterial amount, the Company will write-off the balance in the 2007 operational results.

•	Expanded note disclosures as follows:

•	Note 1 – Goodwill - to describe the methodology utilized by the Company in the determination of whether impairment has occurred.

•	Note 7 – Equity Transactions:

•	Preferred Stock - to disclose the allocation of gross proceeds from a private placement relating to Preferred B Stock and the redemption terms of the Preferred A Stock.

•	Common Stock - details regarding the issuance of common stock for services provided.

•	Stock Incentive Plans - certain disclosures required by SFAS 123R added.

•

Warrants - added a) a reconciliation of warrant activity for the periods presented, b) assumptions utilized to determine the fair value of the warrants issued and c) a description of the value assigned for the non cash transactions.

•	Additional Warrants – modified the table of warrants outstanding to include a 10,000 warrant issue that was previously omitted.

•	Note – 9 Related Parties – more fully described the accounting effects of components of a warrant settlement expense recognized.

•	Note 11 – Risk and Uncertainties – added a new category “Potential Control Relationship by Existing Shareholders”.

	December 31, 2006			December 31, 2005
	As Originally Reported	Restatements	As Restated	As Originally Reported	Restatements	As Restated
Consolidated Balance Sheet line items
Accrued liabilities	$532,984	$(17,437)	$515,547	$578,290	$(23,101)	$555,189
Total current liabilities	975,953	(17,437)	958,516	1,207,747	(23,101)	1,184,646
Series A convertible preferred stock	—	4,579,346	4,579,346	—	4,579,346	4,579,346
Shareholders’ equity:
Series A convertible preferred stock	5	(5)	—	5	(5)	—
Deferred compensation	(17,437)	17,437	—	(23,101)	23,101	—
Additional paid-in capital	19,622,834	(4,579,341)	15,043,493	19,237,516	(4,579,341)	14,658,175
Total shareholders’ equity	$7,845,187	$(4,561,909)	$3,283,278	$8,786,150	$(4,556,245)	$4,229,905

	2006			2005
	As Originally Reported	Restatements	As Restated	As Originally Reported	Restatements	As Restated
Consolidated Statements of Operations line items
(Gain)/loss from disposal of non-strategic assets	$—	$(61,449)	$(61,449)	$—	$14,046	$14,046
Loss from operations	(1,382,533)	61,449	(1,321,084)	(3,309,654)	(14,046)	(3,323,700)
(Gain) loss from disposal of non-strategic assets	$(61,449)	$61,449	$—	$14,046	$(14,046)	$—

The cumulative effect of the change on additional paid in capital and deferred compensation, as of January 1, 2005 was $1,946,474 and $23,101, respectively.

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

Note 7: Preferred and Common Stock

Preferred Stock

The Company issued Series A Convertible Preferred Stock in 2004 with a value assigned of $1,946,474 and 2005 with a value assigned of $2,632,867. The aggregate outstanding value at December 31, 2006 and 2005 was $4,579,346.

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

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company the value assigned to the Preferred A Stock has been classified outside of Shareholders’ Equity. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA Strategic Investment Fund Ltd. that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA Strategic Investment Fund Ltd., a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company might be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares an aggregate of at least $5,133,000.

The aggregate outstanding value of the Preferred A Stock at December 31, 2006 and 2005 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

The value assigned to the Preferred Stock issued in 2004, $1,946,474, represents the difference between the fair value of the warrants issued, $287,526, in connection with this transaction and the consideration received. An accretion from the original value assigned to the Preferred Stock has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

On October 14, 2005, the Company issued an additional 2,633 shares of Preferred Stock in connection with the Settlement Agreement discussed in Note 9. See the Settlement Agreement section of Note 9 for a description of the settlement agreement along with a description of the values assigned to the Preferred A Stock and related warrants that were issued.

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

On October 14, 2005, GCA Fund, a majority shareholder converted accrued preferred dividends of $302,847 into 303 shares of the Company’s Preferred A Stock. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock or 252,499 shares of common stock in the aggregate. GCA Fund and the Company agreed to terminate the dividend feature on the Preferred A Stock as of the conversion date. See Note 9 for additional information.

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

The value assigned to the Preferred Stock A, $2,632,867 was equivalent to the value of the Company’s common stock as to which the Preferred Stock A was convertible on the date of the Settlement agreement. As a result, the Company did not recognize a gain or loss on the exchange of the debt, and the Preferred Stock A did not contain a beneficial conversion. See Note 7 Preferred Common Stock for the conditions that may trigger a redemption event along with a description of the redemption calculation.

The Black-Scholes option pricing model utilized in these computations used the following assumptions:

Risk free interest rate	3.0%
Expected life	3 years
Expected volatility	45.0%
Expected dividend yield	None

The aggregate fair value of each of the warrants issued in connection with the Preferred Stock A ($1,660,538) was immediately expensed and reflected in the Statements of Operations as the Warrant Settlement Expense as the related debt is no longer outstanding.

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

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price. The Company had 2,963,528 shares of common stock issued and outstanding as of December 31, 2006. As of December 31, 2006, our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 1,457,062 shares of our common stock. GCA Strategic Investment Fund Limited, and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon exercise of all outstanding warrants at the exercise price of $1.20 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited could own up to 10,056,859 shares of our common stock.

As of December 31, 2006, Barron Partners LP could acquire up to 31,487,430 shares of our common stock upon the exercise of outstanding warrants at the exercise price of $1.20 per share and the conversion of their Series B Convertible Preferred Stock. In the event Barron Partners LP obtains ownership of these shares, they will have the effective power to control the vote on substantially all significant matters without the approval of other shareholders.

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