Form 10KSB
period 2007-12-31
SPEEDEMISSIONS INC
filed 2008-03-31
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Under Section 13 Or 15(d) of The Securities Exchange Act Of 1934

For The Fiscal Year Ended: December 31, 2007.

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. The issuer’s revenues for the year ended December 31, 2007 were $9,662,245

The estimated aggregate market value of voting and non-voting common equity held by non-affiliates of the Company based on the closing price of $0.11 for our common stock on March 14, 2008 was $619,453.

As of March 14, 2008, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). As of February 29, 2008, we operated 48 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia); Mr. Sticker (Dallas and Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

In the past three years, we have acquired some of our competitors in the Atlanta, Georgia, Houston, Texas and Salt Lake City areas. In November 2007, we began expanding our operations into Dallas, Texas and St. Louis, Missouri. Our plans for expansion into these new and existing markets will encompass opening a total of twelve stations in Dallas and three stations in St. Louis by June 30, 2008. As of February 29, 2008, nine stations were open in Dallas and two were open in St. Louis. We continually reassess our store rollout plans based on numerous factors including the overall environment of the emissions testing industry, our access to working capital and external financing and the availability of suitable locations. This growth may be curtailed if we do not have adequate working capital, access to financing, as a cost containment initiative, or if we are unable to obtain the standard emission and safety station licensing approval from the respective state regulatory agencies for each location.

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

In their report dated March 28, 2008, our independent auditors stated that our financial statements for the years ended December 31, 2007 and 2006 were prepared assuming that we would continue as a going concern. However, our independent auditors raised substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, operating cash flow deficiencies, and our limited capital resources. Our future success and ability to continue as a going concern is contingent upon, among other things, the ability to achieve and maintain satisfactory levels of profitable operations, obtain and maintain adequate levels of debt and equity financing for expansion, and provide sufficient cash from operations to meet current and future obligations.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

Our limited operating history and losses to date make it difficult to evaluate our business. We have incurred net losses of $264,232 and $1,332,206 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had cash on hand of $804,662, working capital deficit of $47,335 respectively, an accumulated deficit of $12,029,892 and total shareholders’ equity of $3,573,856. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 3,379,361 shares of our common stock as of December 31, 2007. Upon exercise of all outstanding warrants at exercise prices between $0.30 and $0.90 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited and its affiliates could own up to 10,056,859 shares of our common stock. Barron Partners LP could acquire up to 31,481,930 shares of our common stock upon the exercise of outstanding warrants at exercise prices between $0.30 and $0.90 per share and the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market it could have a negative impact on our stock price.

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

Our expansion into Dallas, Texas and St. Louis, Missouri during the fourth quarter of 2007 and 2008 has been and is expected to be financed through debt, equity offerings and cash flow from operations. We cannot be certain that we will be successful in securing debt, completing equity offerings, or in generating sufficient cash flows from operations. Our growth and expansion may be curtailed if we are unable to secure equipment leases, loans, equity or generate sufficient cash flows to fund the growth and expansion.

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

Barron may acquire 18,760,000 shares of common stock upon conversion of 2,481,482 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion unless such restriction is waived or amended by Barron and the holders of a majority of the outstanding common stock who are not affiliates. In addition, Barron may acquire 12,587,431 shares of common stock upon the exercise of warrants at exercise prices between $0.30 and $0.90 per share. However, Barron is restricted from exercising any portion of the common stock warrants (except as described below) which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless such restriction is waived or amended by Barron and the holders of a majority of the outstanding common stock who are not affiliates. Barron’s Common Stock Purchase Warrant “AA-5” gives Barron the ability to revoke this ownership restriction upon 61 days prior notice from Barron to Speedemissions. If the restrictions relating to the warrants are waived, amended or revoked, as the case may be, Barron could control approximately 86% of outstanding shares of common stock based on number of outstanding shares as of March 14, 2008.

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

Our strategy of acquiring and opening more emissions testing stations in the greater Atlanta, Dallas, Houston, Salt Lake City, and St. Louis areas is subject to a variety of risks, including the:

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

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliate, owned approximately 65% of our outstanding common shares and control approximately 82% of our outstanding voting securities as of March 14, 2008. They have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

There are a large number of outstanding warrants, options and preferred stock which if exercised or converted will result in substantial dilution of the common stock.

As of February 29, 2008, there were 5,162,108 shares of common stock outstanding. If all warrants and options outstanding as of February 29, 2008 are exercised and all preferred stock are converted to common stock, there will be 46,045,121 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

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

Recent restatements of the Company’s 2007, 2006 and 2005 financial statements may present a risk of future restatements and non-compliance with certain aspects of the Sarbanes-Oxley Act.

The Company filed Form 10-KSB/A and Form 10-QSB/A to amend and restate consolidated financial statements and amend disclosures including in the notes accompanying the consolidated financial statements in the periods ended December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. The restatements reclassified our presentation of (Gain)/loss from disposal of non-strategic assets to include the (gain)/loss as a component of operating loss and our presentation of Series A convertible preferred stock. The restatement had no effect on our annual or quarterly net loss, cash flows or liquidity. We can not provide assurance that the Company may not be required to restate past or future financial statements and such restatements could be required in the future as a result of an undetected material error.

Seasonality

Our business is affected by seasonality in Utah, which historically has resulted in lower sales volume during the winter months of inclement weather in our first and fourth quarters. Prior quarterly results are not indicative of first or fourth quarter results.

Expansion of Business

We are becoming a national provider of vehicles emissions testing and safety inspections. In the past four years, we have acquired some of our competitors in the Atlanta, Georgia; Houston, Texas, and Salt Lake City, Utah areas and we have expanded into Dallas, Texas and St. Louis, Missouri. We intend to continue opening company-owned and operated stores in both our current markets and other selected markets. We are creating brand awareness in our current testing stations through standard building style and façade, consistent color schemes, signs, and employee uniforms, and we advertise in select local markets.

Recent Corporate Developments

Since December 31, 2007, we opened eight vehicle emissions testing and safety inspections stations. Five were opened in Dallas, Texas, one in Houston, Texas and two in St. Louis, Missouri. As of February 29, 2008, we operated a total of 48 vehicle emissions testing and safety inspection stations.

Our Typical Testing Center

The typical testing center is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so vehicles can “drive-through” the facility. We also have structures that resemble a bank drive-through facility. In our Dallas, Texas stations, we occupy one to two bays within Sears Auto Centers through a licensing agreement. A computerized testing system is located in the building. There are two types of primary tests that are performed, the Accelerated Simulated Model (ASM) and the On-Board Diagnostic (OBD). In selected markets a vehicle safety inspection must also be performed. These tests apply to vehicles generally manufactured from 1982 through 2003, depending on the state. The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In all new centers, we expect to operate two testing lanes. The cost of facilities varies, depending on location and market rates in that area. Generally, we do not expect to own any land or buildings. Instead, we intend to lease or sublease the land and the buildings that we use in our business.

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

Industry Background – Government and Regulatory Overview –

The United States Environmental Protection Agency (“EPA”) reported in 2003 that approximately 123 million people live in 333 counties across the United States that do not meet national air quality standards. The 2007 Motor Vehicle I/M Report, an annual report published by Sierra Research, states that 32 states and the District of Columbia currently have vehicle emissions testing programs. Each state as well as the District of Columbia has its own regulatory structure for emissions testing with which we must comply if we conduct business in that state.

Public awareness of air pollution and its hazardous effects on human health and the environment has increased in recent years. Increased awareness of air pollution and its hazardous effects on human health and the environment has led governmental authorities to pass more stringent pollution control measures. One especially effective measure that many governmental authorities have adopted is vehicle emissions testing. Vehicle emissions produce approximately up to 50% of the hazardous air pollutants and up to 90% of the carbon monoxide air pollution in metropolitan areas. The EPA estimates that enhanced emissions testing on motor vehicles is approximately 10 times more cost-effective in reducing air pollution than increasing controls on stationary pollution sources such as factories and utilities. Consequently, the EPA has made emissions testing an integral part of its overall effort to reduce air pollution by ensuring that vehicles meet emissions standards.

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

On the other hand, in a decentralized program, a wider range of persons may perform emissions tests, including those engaged primarily in other businesses, such as automotive repair shops, oil change stores and others. For many of these operators, performing emissions tests is not their primary business.

Nineteen states have implemented decentralized programs, ten states and the District of Columbia have implemented centralized programs. There are three states that have implemented a hybrid program, whereby the state operates its own testing stations and also allows independently operated stations.

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

However, today’s vehicles have different emissions problems. For tests on modern vehicles to be effective, the equipment must measure nitrogen oxide emissions that also cause smog and must test the vehicle under simulated driving conditions. The EPA now requires these enhanced tests in the major metropolitan areas of 32 states and the District of Columbia. A technician conducts these Accelerated Simulated Mode (ASM) tests on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration, deceleration and cruising, or the On Board Diagnostic (OBD) by plugging into the vehicles computerized operation system.

Emissions Testing in the State of Georgia

In 1996, the Environmental Protection Division of the State of Georgia initiated “Georgia’s Clean Air Force” program that required emissions testing of certain vehicles in a 13 county area surrounding metro Atlanta, Georgia. These rules are set forth in Sections 391-3-20-.01 through .22 of the Rules of the Georgia Department of Natural Resources, Environmental Protection Division.

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

Under Georgia law, the price that a testing station may charge per test may not be less than $10 nor more than $25. A fee of $4.02 must be paid by the station operator to the state. The balance of the current charge, or $20.98 assuming the maximum price of $25 is charged, is retained by the station operator. If a vehicle fails an emissions test, it may be retested at no additional charge within 30 days of the initial test if performed at the same facility.

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

Emissions Testing and Safety Inspections in the State of Texas

The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of January 2008, 17 counties are subject to enhanced vehicle emissions testing in Texas including the greater metropolitan areas of Dallas – Ft. Worth, Houston, Galveston, Austin and El Paso. The rules are set forth in § 114.50 of the Texas Administrative Code.

The testing program is integrated with the annual safety inspection program, both of which are operated by the Texas Department of Public Safety in conjunction with the Texas Commission on Environmental Quality. Vehicles two to twenty-four years old are subject to vehicle emissions testing in Texas. The emissions tests conducted are the same as in Georgia, and Utah with 1996 and newer models subject to the OBD test and 1995 and older models subject to the ASM test. The fees in greater Dallas and Houston are set at a maximum of $39.75 for the emissions test and safety inspection, with $27.25 allocated for an ASM or an OSD emissions test and $12.25 allocated for the safety inspection. The operator is charged $8.25 for the ASM sticker, $14.25 for the OBD sticker. Vehicles are required to be tested on an annual basis, with an annual exemption for the two most recent model years. According to the American Automobile Motor Vehicle Association, there are 4.6 million eligible vehicles in the state.

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

Emissions Testing and Safety Inspections in the State of Utah

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

Emissions Testing and Safety Inspections in the State of Missouri

The state of Missouri’s Gateway Vehicle Inspection Program switched from a centralized program to a decentralized program on October 1, 2007. The program is administered by the Department of Natural Resources and the Missouri State Highway Patrol.

Missouri law requires all motor vehicles pass a vehicle safety inspection at an authorized inspection station every other year unless specifically exempted from a safety inspection. New motor vehicles are exempt from the safety inspection during the model year of the vehicle and first annual renewal the following year. A safety inspection is required regardless of the model year if the vehicle is sold.

In addition to the safety inspection, vehicles registered in St. Louis City, St. Louis County, St. Charles County, Franklin County and Jefferson County are required to have an emissions inspection every other year prior to registering the vehicle. New motor vehicles and the first retail sale of titled motor vehicles, with less than 6,000 miles during the model year of the vehicle and the following year are exempt from the emissions inspection. Vehicles with a model year of 1995 and older are exempt from the ASM emissions inspections in Missouri. An emissions inspection is required regardless of the model year if the vehicle is sold.

We charge $36.00 for the emissions ($24.00) and safety inspection ($12.00). Fees of $2.50 and $1.50 are remitted to the state of Missouri for each emissions and safety inspection, respectively.

Operating Strategy

Our operating strategy focuses on (a) increasing the number of sites we operate in a given market, (b) increasing the volume of business at each site, (c) creating brand awareness for our services, and (d) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•	Seek to secure and maintain multiple stations at well-traveled intersections and other locations that are easily reachable by our customers;

•	Coordinate operations, training and a local outreach program in each market to enhance revenue and maximize cost efficiencies within each market;

•	Implement regional management and marketing initiatives in each of our markets;

•	Seek to acquire existing testing sites where significant volume potential exists;

•	Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers; and

•	Seek to expand the use of our mobile vehicle testing units by bidding on federal, state, and local governments for their fleet vehicles, as well as corporate accounts and car dealers.

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 am and 6:00 pm, and from 8:30 am to 5:00 pm on Saturdays, for a total of 58.5 hours per week. We operate some stations on Sundays in Texas. The average emissions test in Georgia takes approximately 8 to 12 minutes to complete. In Texas, Missouri and Utah, because of the safety inspection, the completion time is slightly longer. Each of our stations with one testing bay can test anywhere from three to four vehicles per hour. In addition, we do a limited amount of oil changes in six of our Texas locations.

We currently purchase our raw materials, such as filters, hoses, etc., from several suppliers, and because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a material portion of our materials. Certificates of emission and safety inspection are purchased from each state’s department or agency responsible for overseeing the emissions testing and safety inspections programs in that state.

Intellectual Property

We have registered the trade name “Speedemissions” in Fulton County, Georgia, Austin, Texas, Salt Lake City, Utah and St. Louis, Missouri and are thereby authorized to conduct our business in each of these states under the name “Speedemissions.” We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

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

Employees

We currently have 122 employees. Of these 122 employees, seven are employed in administrative positions at our headquarters, including our Chief Executive Officer, Richard A. Parlontieri, while 115 are employed on-site at our testing locations. 115 of our employees are full-time, while 7 are employed on a part-time basis.

Item 2. Description of Property

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and a training classroom with a term that expires on April 30, 2009, with two 2-year renewal options.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, Houston, Salt Lake City and St. Louis. Our Dallas stations are located within Sears Auto Centers. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 40 stores as of December 31, 2007:

Location	Number of Stores
Georgia	14
Missouri	0 (1)
Texas	18 (2)
Utah	8

Total	40

(1)	We have opened three stores in the St. Louis, Missouri area since December 31, 2007.
(2)	We opened one store in Houston, Texas in January 2008. We have opened five stores in Dallas, Texas since December 31, 2007 and we expect to open three additional testing facilities in Dallas, Texas by June 30, 2008.

We expect to operate 52 vehicle emissions testing and safety inspection stations by June 30, 2008.

Item 3. Legal Proceedings

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

No matters were submitted for a vote of our shareholders during the fourth quarter of 2007.

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

The following tables set forth, for the periods indicated, the high and low bids of our common stock. The tables below set forth the bid prices giving effect to the 1-for-10 reverse stock split on January 20, 2006. The following quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$1.40	$0.90
Second Quarter	$1.00	$0.42
Third Quarter	$0.80	$0.42
Fourth Quarter	$0.77	$0.27

Fiscal year ended December 31, 2007:
First Quarter	$0.39	$0.25
Second Quarter	$0.35	$0.18
Third Quarter	$0.50	$0.17
Fourth Quarter	$0.26	$0.20

Fiscal year ended December 31, 2008:
First Quarter (Through March 14th)	$0.25	$0.09

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

Holders

As of December 31, 2007 and March 14, 2008, there were 5,162,108 shares of our common stock issued and outstanding, held by approximately 100 shareholders of record. As of December 31, 2007 and March 14, 2008, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders. As of December 31, 2007 and March 14, 2008, there were 2,481,481 shares of our Series B Convertible Preferred Stock issued and outstanding held of record by one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted three stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of March 14, 2008, we have issued and outstanding options to acquire 79,525 shares of our common stock under the plan at prices ranging from $2.00 to $5.15 per share, and we have issued 5,000 shares of common stock under the plan.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. We may issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan is automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 31, 2006 there were 2,892,098 common shares outstanding. As a result, on September 1, 2006 and September 1, 2007, the number of shares in the 2005 Plan were adjusted by 39,209 and 14,286, respectively to 303,498 options. As of March 14, 2008, under the 2005 Plan we have issued 271,000 options at an exercise prices ranging from $0.50 to $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock. As of March 14, 2008, under the 2006 Plan we have 1,997,200 options issued and outstanding at exercise prices ranging from $0.50 to $0.58 per share.

As of December 31, 2007, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,347,725 (1)	$0.69	50,771

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,347,725	$0.69	50,771

(1)	Includes the automatic adjustment on September 1, 2006 and 2007 to the number of shares available for issuance under the 2005 Plan to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year.

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

Overview

As of December 31, 2007 we operated 40 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, greater Atlanta, Georgia, Dallas, Texas, Houston, Texas and greater Salt Lake City, Utah. We are expanding into the St. Louis, Missouri market. Since December 31, 2007, we have opened five new stores in Dallas – Ft. Worth area, one in Houston and three in St. Louis. We expect to open three additional stores in Dallas-Ft. Worth area by June 30, 2008.

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

We charge a fee for each test, whether the vehicle passes or not, and a portion of that fee is passed on to the state governing agency.

Explanatory Paragraph in Report of Our Independent Registered Public Accounting Firm

Our independent auditors have included an explanatory paragraph in their most recent report dated March 28, 2008, stating that our audited financial statements for the year ending December 31, 2007 were prepared assuming that we will continue as a going concern. However, they note that we have recurring losses from operations, past history of operating cash flow deficiencies and its limited capital resources raise substantial doubt about its ability to continue as a going concern.

Although we agree the explanatory paragraph is applicable when the objective test is applied, we believe that if we can successfully implement our business plan in the next fiscal year and remain cash flow positive, future audit reports might be issued without this explanatory paragraph. Until such time, however, our going concern paragraph may be viewed by some shareholders and investors as an indication of financial instability, and it may impair our ability to raise capital. For additional disclosure, see Liquidity and Capital Resources.

Results of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, (gain)/loss from disposal of non-strategic assets, goodwill impairment expense and loss from operations for the year ended December 31, 2007 as compared to the comparable period ended December 31, 2006 were as follows:

	Year Ended December 31,		Percentage Change
	2007	2006
Revenue	$9,662,245	$9,480,097	1.9%
Cost of emissions certificates	2,314,621	2,401,461	(3.6)%
Store operating expenses	5,762,290	5,788,657	(0.5)%
General and administrative expenses	1,832,008	1,601,505	14.4%
(Gain)/loss from disposal of non-strategic assets	11,735	(61,449)	(119.1)%
Goodwill impairment expense	—	1,071,007	(100.0)%

Loss from operations	$(258,409)	$(1,321,084)	(80.4)%

Revenue. For the year ended December 31, 2007, revenue increased $182,148 or 1.9% to $9,662,245 compared to $9,480,097 in the prior year. The increase in revenue was primarily due to a 2.8 % increase in same store sales of $258,060 and additional revenue of $151,715 from eight new stores, five of which opened in December 2007. We experienced a decrease in revenue of $227,627 from the closure of two profitable stores closed in 2006 and 2007. The closure of the stores were beyond the control of the Company as the landlord sold one of the properties in Houston, Texas to an owner-operator and Gwinnett County in Lawrenceville, Georgia widened a road where the second closed store was located.

Cost of emission certificates. Cost of emission certificates decreased $86,840 or (3.6%) to $2,314,621 in the year ended December 31, 2007 and was 24.0% of revenues, compared to $2,401,461 and 25.3% of revenues, during 2006. The decrease in the cost of emission certificates was primarily due to a $70,097 decrease in certificate costs from the closure of two stores and from a decrease in same store certificate costs of $66,444. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 on October 1, 2007. The decrease in the cost of emission certificates was offset by additional certificates purchased of $49,701 at our eight new stores.

Store operating expenses. Our store operating expenses decreased $26,367 or (0.5%) to $5,762,290 in the year ended December 31, 2007 and was 59.6% of revenues, compared to $5,788,657 or 61.1% of revenues during 2006. The decrease was primarily due to a $249,411 reduction in same store operating expenses and a decrease of $187,321 from the closure of two stores. The decrease in store operating expenses was offset by new store operating expenses of $410,365 that opened or were in the process of opening during 2007.

General and administrative expenses. For the year ended December 31, 2007, our general and administrative expenses increased $230,503 or 14.4% to $1,832,008 from $1,601,505 in 2006. The increase in general and administrative expenses was primarily due to an increase in professional fees, consulting and investor relations expenditures of $193,030, an increase in payroll and payroll taxes of $92,515, offset by an decrease of $69,568 in stock compensation expenses.

(Gain)/loss from disposal of non-strategic assets. For the year ended December 31, 2007, we recognized a loss of $11,735 from the disposal of non-strategic assets. We incurred a gain of $61,449 from the disposal of non-strategic assets in the year ended December 31, 2006.

Goodwill impairment expense. Goodwill was not impaired as of December 31, 2007. We determined that goodwill recorded from the acquisition of the assets of State Inspections of Texas, Inc. was impaired as of December 31, 2006. The fair value of goodwill was determined using discounted cash flow techniques. The amount of the goodwill and related purchased assets impairment in 2006 was calculated at $1,071,007 and expensed in the year ended December 31, 2006.

Other income, interest expense and net loss and earnings per share. Our other income, interest expense, net loss and earnings per share for the year ended December 31, 2007 as compared to the year ended December 31, 2006 were as follows:

	Year Ended December 31,		Percentage Change
	2007	2006
Other income	$5,994	$—	N/A
Interest expense	11,817	11,122	6.2%
Net loss	(264,232)	(1,332,206)	(80.2)%

Basic and diluted loss per share	$(0.07)	$(0.46)	(84.8)%

During 2007, we had a net loss of $264,232 or ($0.07) per weighted-average share. During 2006, we reported a net loss of $1,332,206 or ($0.46) per weighted-average share.

On September 24, 2007, we issued 2,127,150 shares of our common stock pursuant to a private placement for a cash purchase price of $0.15 per share, plus the surrender of warrants to purchase 2,127,150 shares of common stock. The total offering price was $319,072.

Liquidity and Capital Resources

Introduction

We currently anticipate that our existing cash and cash flow from operations will be sufficient to support our operating and investing needs for at least the next twelve months. However, this depends on our ability to manage our working capital requirements and the ability of our new stores to achieve positive operating cash flow. Net cash provided by operating activities in 2007 was $561,966 as compared to net cash provided by operating activities of $323,819 in 2006. As we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, we may not achieve positive operating cash flow during 2008.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2007 as compared to December 31, 2006 were:

	As of December 31, 2007	As of December 31, 2006	Change
Cash	$804,662	$320,231	$484,431
Total current assets	1,030,713	545,161	485,552
Total assets	9,719,301	8,934,988	784,313
Total current liabilities	1,078,048	808,546	269,502
Total liabilities	1,566,099	1,072,364	493,735
Series A convertible preferred stock	4,579,346	4,579,346	0
Total stockholders’ equity	$3,573,856	$3,283,278	$290,578

Cash Requirements

For the year ended December 31, 2007 our net cash provided by operating activities was $561,966, as compared to net cash provided by operating activities of $323,819 for the year ended December 31, 2006. Positive operating cash flows during 2007 were primarily created by a net loss of $264,232, an increase in other assets of $43,861, offset by an increase in accounts payable and accrued liabilities of $460,753, share based compensation expenses of $135,738 and depreciation and amortization of $263,603.

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

Sources and Uses of Cash

Net cash used in investing activities was $268,190 and $281,489, respectively, for the years ended December 31, 2007 and 2006. Investing activities during 2007 involved primarily $221,094 received from the sale of equipment and our Lawrenceville, Georgia store to Gwinnett County for a road widening project and capital expenditures related to the building of new stores and purchase of equipment for the stores in the amount of $479,284.

Investing activities during 2006 involved a payment of $100,000 previously withheld for contingent liabilities on the acquisition price of our Utah stores purchased in 2005 and capital expenditures related to the building of new stores and other property and equipment in the amount of $196,343, offset by the receipt of $14,854 related to the sale of emissions testing equipment.

Net cash provided by financing activities was $190,655 and $27,674, respectively, for the years ended December 31, 2007 and 2006. Net cash provided by financing activities during 2007 resulted primarily from $319,072 in proceeds from a private placement of the Company’s common stock, offset by payments on debt in the amount of $111,747 and payments on capitalized leases of $16,670. Net cash provided during 2006 resulted primarily from a $60,000 bank line of credit, offset by payments on capitalized leases of $32,326.

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

December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tauber & Balser, P. C.

Atlanta, Georgia

March 28, 2008

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2007	2006
Assets

Current assets:
Cash	$804,662	$320,231
Other current assets	226,051	224,930

Total current assets	1,030,713	545,161
Property and equipment, at cost less accumulated depreciation and amortization	1,484,229	1,229,329
Goodwill	7,100,572	7,100,572
Other assets	103,787	59,926

Total assets	$9,719,301	$8,934,988

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$495,503	$318,297
Accrued liabilities	522,385	341,621
Debt payable	—	111,747
Current portion of capitalized lease obligations	32,325	12,925
Current portion of equipment financing obligations	14,207	—
Current portion - deferred rent	13,628	23,956

Total current liabilities	1,078,048	808,546

Capitalized lease obligations	155,961	22,199
Equipment financing obligations	80,792	—
Deferred rent	243,948	235,519
Other long term liabilities	7,350	6,100

Total liabilities	1,566,099	1,072,364
Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders' equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 and 2,963,528 shares issued and outstanding in 2007 and 2006, respectively	5,162	2,964
Additional paid-in capital	15,596,105	15,043,493
Accumulated deficit	(12,029,892)	(11,765,660)

Total shareholders' equity	3,573,856	3,283,278

Total liabilities and shareholders' equity	$9,719,301	$8,934,988

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31,

	2007	2006
Revenue	$9,662,245	$9,480,097

Costs of operations:
Cost of emission certificates	2,314,621	2,401,461
Store operating expenses	5,762,290	5,788,657
General and administrative expenses	1,832,008	1,601,505
(Gain) loss from disposal of non-strategic assets	11,735	(61,449)
Goodwill and related asset impairment expense	—	1,071,007

Loss from operations	(258,409)	(1,321,084)
Other income (expense)
Other income	5,994	—
Interest expense	(11,817)	(11,122)

Other income (expense), net	(5,823)	(11,122)

Net loss attributable to common shareholders	$(264,232)	$(1,332,206)

Basic and diluted net loss per share	$(0.07)	$(0.46)

Weighted average common shares outstanding, basic and diluted	3,583,774	2,880,216

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficiency)

For the Years Ended December 31, 2007 and 2006

	Preferred Stock - Series B		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	2,500,000	$2,500	2,683,581	$2,684	$14,658,175	$(10,433,454)	$4,229,905

Common stock issued for services	—	—	68,517	68	68,432	—	68,500

Conversion of Series B Preferred Stock	(18,518)	(19)	140,000	140	(121)	—	—

Compensation due to stock option grants	—	—	—	—	156,927	—	156,927

Compensation due to stock warrants issued	—	—	—	—	60,152	—	60,152

Common stock issued for business acquisition	—	—	71,430	72	99,928	—	100,000

Net loss	—	—	—	—	—	(1,332,206)	(1,332,206)

Balance at December 31, 2006	2,481,482	2,481	2,963,528	2,964	15,043,493	(11,765,660)	3,283,278

Compensation due to stock option grants	—	—	—	—	135,738	—	135,738

Common stock issued for private placement	—	—	2,127,150	2,127	316,945	—	319,072

Common stock issued for business acquisition	—	—	71,430	71	99,929	—	100,000

Net loss	—	—	—	—	—	(264,232)	(264,232)

Balance at December 31, 2007	2,481,482	$2,481	5,162,108	$5,162	$15,596,105	$(12,029,892)	$3,573,856

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2007	2006
Operating activities:
Net loss	$(264,232)	$(1,332,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	263,603	388,799
Goodwill and related asset impairment expense	—	1,071,007
(Gain) loss from disposal of non-strategic assets	11,735	(61,449)
Share based compensation expenses	135,738	217,079
Stock issued for services	—	68,500
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(1,121)	(25,084)
Other assets	(43,861)	(18,725)
Accounts payable and accrued liabilities	460,753	(122,925)
Other liabilities	(649)	138,823

Net cash provided by operating activities	561,966	323,819

Cash flows from investing activities:
Acquisition of businesses	—	(100,000)
Proceeds from asset sales	211,094	14,854
Purchases of property and equipment	(479,284)	(196,343)

Net cash (used in) investing activities	(268,190)	(281,489)

Cash flows from financing activities:
Proceeds from sale of common stock	319,072	—
Proceeds from bank loan		60,000
Payments on debt	(111,747)	—
Payments on capitalized leases	(16,670)	(32,326)

Net cash provided by financing activities	190,655	27,674

Net increase in cash	484,431	70,004

Cash at beginning of period	320,231	250,227

Cash at end of period	$804,662	$320,231

Supplemental Information:

Cash paid during the year for interest	$10,732	$5,949

Non-cash Investing and Financing activities:
Equity securities issued in connection with acquisition of Just, Inc.	$100,000	$100,000

Non-cash asset additions for financed and capital leases	$264,831	$44,148

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and December 31, 2006

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

On June 30, 2005, the Company purchased all of the outstanding common stock of Mr. Sticker, Inc., (“Mr. Sticker”) a Houston, Texas, company that operated six (6) emissions testing stations in the Houston, Texas area. On September 8, 2005, the Company purchased all of the outstanding common stock of Just, Inc., (“Just”) a Salt Lake City, Utah company that operated eight (8) emissions testing stations in the Salt Lake City, Utah area. From the date of acquisitions until January 1, 2007, Mr. Sticker’s and Just’s financial results were consolidated as wholly owned subsidiaries. The Company merged Mr. Sticker and Just into Speedemissions effective January 1, 2007.

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). As of December 31, 2007, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia); Mr. Sticker (Dallas and Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company is expanding into St. Louis, Missouri and will operate under its Speedemissions trade name. We also operate four mobile testing units in the Atlanta, Georgia area.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Speedemissions, Mr. Sticker, Just and SKTF as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company merged Mr. Sticker and Just into Speedemissions effective January 1, 2007.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

As of December 31, 2007, the Company operated forty (40) vehicle emissions testing and safety inspection stations and four (4) mobile emissions testing units in greater metropolitan areas of Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Salt Lake City, Utah. In addition, the Company had twelve (12) stations under construction in Dallas, Houston and St. Louis, Missouri. The Company’s Dallas stations are located within Sears Auto Centers. At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in these financial statements relate to useful lives of certain assets and the valuation of long-lived assets such as goodwill. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

Property and Equipment

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, property and equipment relating to the equipment recorded from the acquisition of the assets of State Inspections of Texas, Inc. was impaired as of December 31, 2006. The Company reduced the equipment purchased by its net book value of $64,408. The Company recorded this charge in 2006 as part of its goodwill and related equipment impairment charge in the accompanying consolidated statements of operations for the year ended December 31, 2006.

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which prescribes the accounting for all purchased goodwill. In accordance with SFAS 142, goodwill is not amortized but tested for impairment annually and also whenever an impairment indicator arises.

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

At December 31, 2007 and 2006, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was not impaired as of December 31, 2007. The Company determined that goodwill was impaired as of December 31, 2006. The goodwill deemed to be impaired was recorded from the acquisition of the assets of State Inspections of Texas, Inc. in 2004. The Company wrote off the remaining recorded value of the goodwill ($1,006,598) and related purchased assets of State Inspections of Texas, Inc. ($64,408) and recorded an impairment charge of $1,071,007 in the accompanying consolidated statements of operations for the year ended December 31, 2006.

Income Taxes

Income tax expense (benefit) is computed utilizing the liability method. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and income tax basis of assets and liabilities and for income tax carryforwards given the provisions of the enacted tax laws. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized.

Speedemissions adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007. This standard prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $49,270 in 2007 and $21,972 in 2006.

General and Administrative

General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting and human relations, among others; costs associated with use by these functions of facilities and equipment, such as depreciation expense and rent; professional fees; and other general corporate costs.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the debt and capital lease obligations are based upon current borrowing rates. Management is not able to estimate the fair value of the Series A preferred stock because of the uncertainty regarding the Company’s ability to continue as a going concern and because there is no market value.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share. Excluded from the computation of diluted loss per share were options to purchase 2,347,725 shares and 2,290,625 shares of common stock for 2007 and 2006, respectively as the effect would be anti-dilutive. Warrants to purchase 15,497,787 shares and 17,710,437 shares of common stock for 2007 and 2006, respectively, were also excluded from the computation of diluted loss per share as the effect would be anti-dilutive. In addition, convertible preferred stock that is convertible into 23,037,498 common shares for 2007 and 2006 was excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the

Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation. See Note 8 for additional disclosures.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the effect FSP 157-2 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. We adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. We are evaluating the effect SFAS 141(R) will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings.

Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we will adopt this statement on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2: Going Concern

The Company has historically incurred losses and has not yet generated a profit during a full fiscal year and its limited capital resources, raised substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund its capital needs.

The Company has taken certain steps to maintain its operating and financial requirements in an effort to enable it to continue as a going concern until such time that revenues are sufficient to cover expenses, including expanding its revenue opportunities through the acquisitions of Mr. Sticker and Just Inc. in 2005, incorporating revisions to its processes and costs by seeking reduced operating costs through service agreements, redistributing labor to reduce overtime costs, and improving the appearance of its stores and personnel. As a result of these actions, the Company has operated at a profit (unaudited) in several quarters during 2006 and 2007. However, the profits generated in these quarters were not enough to cover losses incurred in each year as a result of additional operating expenses from new stores that the Company opened or was in the process of opening during 2006 and 2007.

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

Note 3: Property and Equipment

Property and equipment at December 31, 2007 and 2006 were as follows:

	2007	2006
Land (a)	$—	$240,000
Buildings (a)	485,667	449,940
Emission testing equipment (b)	1,820,256	1,194,527
Furniture, fixtures and office equipment	96,921	72,364
Vehicles	15,606	23,775
Leasehold improvements	262,069	204,990

	2,680,519	2,185,596
Less accumulated depreciation	1,196,290	956,267

	$1,484,229	$1,229,329

(a)	The Georgia Department of Transportation and Gwinnett County’s road widening project at the site of the Company’s Lawrenceville, Georgia store resulted in Gwinnett County filing a declaration of taking and condemnation petition on January 24, 2007, taking the majority of the property. The Company owned the land and the building. On April 17, 2007, the Company received a check from Gwinnett County in the amount $210,694 as partial payment for the land and building taken. The Company filed an appeal based on the amount of just and fair compensation, which includes the (a) fair market value of the property taken, (b) any consequential damage to the remaining property, and (c) any business loss resulting from the taking. The final amount of compensation to be paid to Speedemissions by Gwinnett County for the building and land was not known as of March 28, 2008. The Company expects to recover an amount more than or equal to Gwinnett County’s appraised value of the property, which exceeded the book value of the property. Accordingly, no gain or loss could be determined as of December 31, 2007 and a receivable of $35,473 was recorded for the difference between the book value and the cash received.
(b)	The Company’s expansion into St. Louis, Missouri and Dallas, Texas, during the fourth quarter of 2007, resulted in the purchase of additional emissions testing equipment in the amount of $106,670 and $490,746, respectively.

Depreciation expense associated with property and equipment totaled $263,603 in 2007 and $388,799 in 2006.

At December 31, 2007, $24,948 of leasehold improvements represented capitalized leasehold construction costs for building out new stores. At December 31, 2006, $80,528 of buildings represented capitalized costs for new buildings under construction.

No interest costs were capitalized during the years ended December 31, 2007 or 2006.

Note 4: Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Emissions testing equipment	$190,175	$—
Professional fees	184,724	106,782
Accrued payroll	117,347	52,632
Acquisition cost due Just Inc owners, payable in common stock	—	100,000
Other	30,139	82,207

	$522,385	$341,621

Note 5: Debt

On April 19, 2007, the Company repaid a bank loan in full that originated with Peachtree National Bank on December 4, 2006. The principal and accrued interest paid was $60,000 and $231, respectively. The loan was secured by real property that the Company owned at its Lawrenceville, Georgia testing facility and by a personal guarantee by the President of the Company. The loan bore interest at 1% above lenders prime per annum. The interest rate at December 31, 2006 was 9.25%.

On April 20, 2007, the Company repaid a note payable in full to V2R, Inc. (“V2R”), which is controlled by a former director of the Company. The principal and accrued interest paid was $51,747 and $9,187, respectively. The note bore interest at 10% per annum.

On December 7, 2007 and December 19, 2007, the Company entered into sixty month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The emissions testing and safety inspections equipment financed is being used in its new stores located in Sears Automotive Centers in the Dallas, Texas area (See Note 7). The financing agreements are secured by the equipment and are personally guaranteed by the President of the Company. The financing agreements bear interest at 17.35% and 10.37% per annum, respectively.

Debt at December 31, consisted of the following:

	2007	2006
Peachtree National Bank	$—	$60,000
V2R, 10% note	—	51,747
Equipment financing agreements	94,999	—

Total debt	94,999	111,747
Less current portion	14,207	111,747

Long-term portion	$80,792	$—

Note 6: Income Taxes

Speedemissions adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement

No. 109” (“FIN 48”) on January 1, 2007. There has been no material adjustment to any carryforwards NOL as a result of the implementation of FIN 48.

As of December 31, 2007, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2007, the Company had net operating loss (NOL) carry forwards of approximately $8,832,000 that may be used to offset future taxable income. If not utilized, the NOL carry forwards will expire at various dates through 2027.

Differences between the income taxes incurred for 2007 and 2006 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2007	2006
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carryforwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized. Significant components of the Company’s deferred tax assets are as follows:

	2007	2006
Deferred tax assets
Goodwill	$—	$232,000
Fixed assets	95,000	108,000
Other	358,000	—
Net operating losses	3,274,000	2,971,000

	3,727,000	3,311,000
Deferred tax liability
Goodwill	(37,000)	—

Net deferred tax asset before valuation allowance	3,690,000	3,311,000
Valuation allowance	(3,690,000)	(3,311,000)

Net deferred tax asset	$—	$—

At December 31, 2007 and 2006, no net deferred tax assets were recognized. The valuation allowance at December 31, 2007 and 2006 was $3,690,000 and $3,311,000, respectively. The valuation allowance at December 31, 2005 was $2,806,000.

Note 7: Commitments and Contingencies

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2007 and 2006, the excess of rent expense over cash payments was approximately $258,000 and $259,000, respectively. Such amounts are included in the accompanying consolidated balance sheets.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2007:

Year Ending December 31
2008	$1,419,494
2009	1,237,006
2010	1,098,654
2011	843,640
2012	607,377
2013 and later	1,188,600

$6,394,771

Total rent expense under all operating leases totaled $1,397,591 in 2007 and $1,347,837 in 2006.

Included in the minimum lease payments are future minimum lease payments aggregating $505,556 for store locations not yet opened by the Company on December 31, 2007.

Capital Leases

The Company’s capital lease commitments relate to emission testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments. The Company’s total capital lease obligations were $188,286 and $35,124 on December 31, 2007 and 2006, respectively. At December 31, 2007, the cost and accumulated depreciation of assets held under capital leases was $213,396 and $8,409 respectively.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2007:

Year Ending December 31
2008	$53,232
2009	53,232
2010	53,232
2011	51,699
2012	40,647
Thereafter	—

252,042
Less amounts representing interest	63,756

Present value of net minimum lease payments	188,286
Less current portion capitalized lease obligations	32,325

Long-term capitalized lease obligations	$155,961

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

Note 8: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2007 and 2006. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, LLC held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2007 and 2006. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2007 and 2006. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Equity. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA Strategic Investment Fund Ltd. that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA Strategic Investment Fund Ltd., a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred Stock A at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares an aggregate of at least $5,133,000.

The aggregate outstanding value of the Preferred A Stock at December 31, 2007 and 2006 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

On February 23, 2006, Barron Partners LP (“Barron”), holder of 2,500,000 shares of Series B Convertible Preferred Stock, converted 18,518 shares of the Series B Convertible Preferred Stock into 140,000 shares of common stock. The Company had 2,481,482 shares of Series B Convertible Preferred Stock (“Preferred B Stock”) outstanding at December 31, 2007 and 2006. Each of the Preferred B Stock is convertible into 7.56 shares of the Company’s common stock, subject to adjustment if certain conditions are met, for a total of 18,760,000 shares of common stock. Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The Preferred B Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred B Stock, or $6,372,446. The Preferred B Stock does not pay a dividend and has no voting rights.

In the event of liquidation, dissolution or winding up of the Company, preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

Prior to January 1, 2006, the Company had issued common stock for the repayment of promissory notes, payment for services and to qualified investors.

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

On September 13, 2006, the Company issued 71,430 shares of common stock valued at $100,000 to the two shareholders of Just, Inc. per the September 2005 Just, Inc. purchase agreement in which the Company was obligated to issued 142,860 shares valued at an agreed upon $200,000 to the shareholders at the date of the acquisition. As of December 31, 2006, the Company’s accrued liabilities included the obligation to issue 71,430 shares valued at $100,000 to the two Just, Inc. shareholders. The 71,430 remaining shares were issued on April 24, 2007.

On September 24, 2007, the Company issued 2,127,150 shares of its common stock pursuant to a private placement for a cash purchase price of $0.15 per share, plus the surrender of warrants to purchase 2,127,150 shares of common stock. The total offering price was $319,072. The issuance of common stock pursuant to the private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

In 2007, the amended warrant agreements which modified the exercise price of GCFG and Barron’s existing outstanding warrants did not result in a charge to the Statement of Operations. The Company treated the modifications as a capital transaction as the warrants were not related to outstanding debt of the Company. The accounting effect represented a reclassification within paid-in-capital which resulted in no net change to the paid-in capital account.

Proceeds from the offering are expected to be used to fund the Company’s growth into two new markets: Dallas, Texas and St. Louis, Missouri. The Company expects to open between twelve and fourteen stores combined in these markets by June 30, 2008, subject to standard emission and safety station licensing approval from the respective state regulatory agencies. Four of these new stores located in Dallas, Texas opened in December 2007.

As a result of the above transactions, in 2007 and 2006 the Company issued 0 and 68,500 shares of its common stock, respectively, for general and administrative expenses, which consisted principally of legal and consulting services and recognized expense of $0 and $68,500 in 2007 and 2006, respectively.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 5,162,108 and 2,963,528 shares were issued and outstanding as of December 31, 2007 and December 31, 2006, respectively. The total number of shares reserved for options and warrant conversions was 17,845,512 and 20,001,062 on December 31, 2007 and 2006 respectively.

Stock Incentive Plans

The Company has three stock incentive plans that authorize the Compensation Committee of the Board of Directors to grant to eligible employees and non-employee directors stock options, restricted stock awards, unrestricted stock awards and performance stock rewards. As of December 31, 2007, only stock options have been granted to employees and non-employee directors.

The Company’s Stock Option Plan 2001 (“2001 Plan”) is authorized to grant eligible employees and non-employee directors up to 100,000 shares of the Company’s common stock. Options granted under this plan vested immediately, with the exception of 40,000 shares of common stock that vested annually in three equal installments. The Company does not anticipate granting any options under this plan in the future.

The Company’s Stock Option Plan 2005 (“2005 Plan”) is authorized to grant eligible employees and non-employee directors up to 250,000 shares of the Company’s common stock. The plan provides for the automatic adjustment of the number of authorized shares to a maximum of 10% of the outstanding shares of the Company’s common stock on August 31st of each year. There were 2,892,098 and 3,034,958 common shares outstanding on August 31, 2006 and 2007, respectively. As a result, the authorized number of shares eligible to be granted was automatically increased by 39,210 and 14,286 shares on September 1, 2006 and September 1, 2007, respectively. The total authorized number of shares eligible to be granted was 289,210 and

303,496 as of December 31, 2006 and 2007, respectively. Options granted under this plan generally vest annually in three equal installments.

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

On November 12, 2007, the Compensation Committee of the Board of Directors approved the grant of 42,000 and 50,000 stock options to employees under the 2005 Plan and 2006 Plan, respectively, at $0.50 per share.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 50,771 and 93,585 stock options available to be granted under these plans at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007 and December 31, 2006, options to purchase a total of 2,347,725 and 2,290,625, respectively, shares had been granted and were outstanding under these three plans. Options to purchase 1,623,325 and 893,725 common shares were exercisable as of December 31, 2007 and 2006, respectively.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options and warrants vested in 2006 and 2007. Therefore results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), the Company recorded $135,738 and $217,079 in expense during the years ended December 31, 2007 and 2006. These expenses are included in the Company’s general and administrative expenses in its Statements of Operations. In our Statement of Cash Flows, the $135,738 and $217,079 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in 2007 and 2006, respectively.

For grants issued during 2007 and 2006, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore use an expected dividend yield of 0%.

	2007	2006
Risk free interest rate	3.0%	3.0%
Expected term of stock awards	2 years	2 years
Expected volatility in stock price	45.0%	45.0%
Expected dividend yield	None	None

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of December 31, 2007 and 2006:

	2007			2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at beginning of year	2,290,625	$0.69		318,475	$1.42
Granted	92,000	0.50	$0.14	1,979,600	0.58	$0.16
Exercised	—	—		—	—
Expired	(34,900)	0.61		(7,450)	1.09

Options outstanding at end of year	2,347,725	$0.69		2,290,625	$0.69

Options exercisable at end of year	1,637,325	$0.74		893,725	$0.84

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2007	Weighted Average Exercise Price
$0.50 - $0.99	2,039,200	8.80 years	$0.58	1,328,800	$0.58
$1.00 - $1.99	229,000	7.97 years	$1.00	229,000	$1.00
$2.00 - $2.99	69,900	5.85 years	$2.48	69,900	$2.48
$3.00 - $3.99	2,625	6.88 years	$3.00	2,625	$3.00
$4.00 - $4.99	4,500	6.02 years	$4.00	4,500	$4.00
$5.00 - $5.99	2,500	6.31 years	$5.15	2,500	$5.20

$0.50 - $5.99	2,347,725	8.62 years	$0.69	1,637,325	$0.74

As of December 31, 2007, there was $85,842 of unrecognized stock-based compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of eleven months.

The following table represents our non-vested stock options and activity for the years ended December 31, 2007 and 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2005	169,000	$0.33
Granted	1,979,600	0.16
Vested	(747,033)	0.18
Forfeited	(4,667)	0.33

Non-vested options — December 31, 2006	1,396,900	0.17
Granted	92,000	0.14
Vested	(756,066)	0.18
Forfeited	(22,433)	0.17

Non-vested options — December 31, 2007	710,400	$0.16

The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2007 and December 31, 2006, based on the Company’s closing stock price of $0.25 and $0.39, respectively. The aggregate intrinsic value of options vesting during 2007 and 2006 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

Unless otherwise noted in the sections titled Warrants and Additional Warrants, the fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions used for warrants issued in 2007 and 2006:

	2007 (1)	2006
Risk free interest rate	N/A	3.0%
Expected volatility	N/A	45.0%
Expected dividend yield	N/A	None

(1)	There were no warrants granted during the year ended December 31, 2007.

The following table represents our warrant activity for the years ended December 31, 2007 and 2006:

	Number of Warrants	Weighted Average Grant date Fair Value
Outstanding warrants — December 31, 2005	17,510,437
Granted	200,000	$1.40
Exercised	—	—
Forfeited	—	—

Outstanding warrants — December 31, 2006	17,710,437
Granted	—	—
Exercised	—	—
Forfeited	(2,212,650)

Outstanding warrants — December 31, 2007	15,497,787

All warrants issued were fully vested within the calendar year in which they were granted. Prior to January 1, 2006, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, investors, consultants, creditors and others.

On April 17, 2006 we issued warrants to acquire up to 200,000 shares of our common stock, restricted in accordance with Rule 144, to two unrelated consultants. These warrants were issued for services rendered to us at an exercise price of $1.00 per share and are exercisable for a period of three years. Seventy-five percent or 150,000 of these warrants vested immediately and the remaining 50,000 vested on October 1, 2006. We computed the fair value of the warrants as of the date of the grant utilizing the Black-Scholes options pricing model and assumptions above. We expensed the total amount of the computed fair value ($60,152) in the quarters that the vesting occurred. The described issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the consultants are sophisticated investors and familiar with our operations.

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

As of December 31, 2007, warrants to purchase a total of 15,497,787 shares of common stock were outstanding at exercise prices ranging from $0.10 to $10.50. All outstanding warrants are vested, currently exercisable and expire at various dates through January 2011.

Note 9: Risk and Uncertainties

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

Arrangement with Shareholders

The Company is required to maintain a majority of independent directors on its Board of Directors or a majority of independent directors on both the Audit Committee and Compensation Committee. In addition, the Company must maintain the effectiveness of a resale registration statement for shares held by a shareholder. Failure to do so could result in liquidated damages equal to 24% of the purchase price of the Series B Preferred Stock and Stock Warrants.

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

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price. The Company had 5,162,108 shares of common stock issued and outstanding as of December 31, 2007. As of December 31, 2007, our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, owned 3,379,360 shares of our common stock. GCA Strategic Investment Fund Limited, and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon exercise of all outstanding warrants at the exercise prices ranging from $0.30 to $0.90 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited could own up to 10,056,859 shares of our common stock.

As of December 31, 2007, Barron Partners LP could acquire up to 31,481,931 shares of our common stock upon the exercise of outstanding warrants at the exercise prices ranging from $0.30 to $0.90 per share and the conversion of their Series B Convertible Preferred Stock. In the event Barron Partners LP obtains ownership of these shares, they will have the effective power to control the vote on substantially all significant matters without the approval of other shareholders.

If either of these shareholders sold a large number of shares of our common stock into the public market it would have a negative impact on our stock price.

Note 10: Subsequent Events

The Company’s expansion plans during the quarter ended December 31, 2007 and for the first six months in 2008 included opening between twelve and seventeen new stores in Houston, Texas, Dallas, Texas and St. Louis, Missouri. The Dallas stores are all located within Sears Auto Centers.

As of December 31, 2007, the Company had opened four emissions testing and safety inspection stations in Dallas, Texas and had twelve under construction or in the planning stages in Houston, Dallas and St. Louis. As of March 28, 2008, the Company had opened nine of the thirteen that were under construction or the planning stages at December 31, 2007. Five stores opened in Dallas, one store in Houston and three in St. Louis. The Company expects to open a total of three additional stores before June 30, 2008. These stores will be located within Sears Auto Centers in the Dallas, Texas area.

******

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our internal controls over financial reporting were effective.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 10. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

Item 12. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

Item 13. Exhibits

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Common Stock Purchase Warrant “AA-1” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form SB-2, File No. 333-146733)

4.4	Common Stock Purchase Warrant “AA-2” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2, File No. 333-146733)

4.5	Common Stock Purchase Warrant “AA-3” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form SB-2, File No. 333-146733)

4.6	Common Stock Purchase Warrant “AA-4” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form SB-2, File No. 333-146733)

4.7	Common Stock Purchase Warrant “AA-5” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.7 of the Registration Statement on Form SB-2, File No. 333-146733)

4.8	Common Stock Purchase Warrant “AA-6” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form SB-2, File No. 333-146733)

4.9	Common Stock Purchase Warrant “AA-7” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.9 of the Registration Statement on Form SB-2, File No. 333-146733)

4.10	Common Stock Purchase Warrant “AA-8” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.10 of the Registration Statement on Form SB-2, File No. 333-146733)

4.11	Common Stock Purchase Warrant “AA-9” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form SB-2, File No. 333-146733)

4.12	Amended and Restated Plan of Recapitalization dated October 12, 2007, with respect to Common Stock Purchase Warrants “AA-1” through “AA-9” (incorporated by reference to Exhibit 4.12 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.13	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.18	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.19	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.20	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004 and filed with the Commission on August 16, 2004)

10.8	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.9	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.10	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.11	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.12	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.13	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.15	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.16	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.17	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.18	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.19	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.20	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.21	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 to Form S-8, File No. 333-130199)

10.22	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.23	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

23	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

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

	/s/ Richard A. Parlontieri	Dated: March 31, 2008
By:	Richard A. Parlontieri, Director, President, and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 31, 2008
By:	Bradley A. Thompson, Director

	/s/ Ernest A. Childs	Dated: March 31, 2008
By:	Ernest A. Childs, Director

	/s/ John Bradley	Dated: March 31, 2008
By:	John Bradley, Director

	/s/ Michael E. Guirlinger	Dated: March 31, 2008
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer	Dated: March 31, 2008

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Common Stock Purchase Warrant “AA-1” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form SB-2, File No. 333-146733)

4.4	Common Stock Purchase Warrant “AA-2” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2, File No. 333-146733)

4.5	Common Stock Purchase Warrant “AA-3” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form SB-2, File No. 333-146733)

4.6	Common Stock Purchase Warrant “AA-4” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form SB-2, File No. 333-146733)

4.7	Common Stock Purchase Warrant “AA-5” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.7 of the Registration Statement on Form SB-2, File No. 333-146733)

4.8	Common Stock Purchase Warrant “AA-6” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form SB-2, File No. 333-146733)

4.9	Common Stock Purchase Warrant “AA-7” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.9 of the Registration Statement on Form SB-2, File No. 333-146733)

4.10	Common Stock Purchase Warrant “AA-8” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.10 of the Registration Statement on Form SB-2, File No. 333-146733)

4.11	Common Stock Purchase Warrant “AA-9” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form SB-2, File No. 333-146733)

4.12	Amended and Restated Plan of Recapitalization dated October 12, 2007, with respect to Common Stock Purchase Warrants “AA-1” through “AA-9” (incorporated by reference to Exhibit 4.12 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.13	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.18	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.19	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.20	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004 and filed with the Commission on August 16, 2004)

10.8	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.9	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.10	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.11	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.12	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.13	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.15	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.16	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.17	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.18	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.19	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.20	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.21	Speedemissions, Inc. 2005 Omnibus Stock Grant and Option Plan effective September 1, 2005 (incorporated by reference to Exhibit 4.1 to Form S-8, File No. 333-130199)

10.22	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.23	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

16	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

23	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications