Form 10-Q
period 2008-03-31
SPEEDEMISSIONS INC
filed 2008-05-13
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

Speedemissions, Inc.

PART I - FINANCIAL INFORMATION

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

Item 1.	Consolidated Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash	$563,214	$804,662
Other current assets	225,183	226,051

Total current assets	788,397	1,030,713
Property and equipment, at cost less accumulated depreciation and amortization	1,485,712	1,484,229
Goodwill	7,100,572	7,100,572
Other assets	104,537	103,787

Total assets	$9,479,218	$9,719,301

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$672,158	$495,503
Accrued liabilities	237,190	522,385
Current portion of capitalized lease obligations	38,314	32,325
Current portion of equipment financing obligations	14,716	14,207
Current portion—deferred rent	13,628	13,628

Total current liabilities	976,006	1,078,048

Capitalized lease obligations, net of current portion	172,888	155,961
Equipment financing obligations, net of current portion	76,931	80,792
Deferred rent	241,367	243,948
Other long term liabilities	7,350	7,350

Total liabilities	1,474,542	1,566,099
Commitments and contingencies

Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,623,211	15,596,105
Accumulated deficit	(12,205,524)	(12,029,892)

Total shareholders’ equity	3,425,330	3,573,856

Total liabilities and shareholders’ equity	$9,479,218	$9,719,301

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2008	2007
Revenue	$2,483,419	$2,412,538

Costs of operations:
Cost of emission certificates	543,704	599,690
Store operating expenses	1,621,231	1,499,965
General and administrative expenses	485,446	357,835
Loss from disposal of non-strategic assets	—	3,849

Loss from operations	(166,962)	(48,801)

Other income (expense)
Other income	864	—
Interest expense	(9,534)	(3,327)

Other income (expense), net	(8,670)	(3,327)

Net loss attributable to common shareholders	$(175,632)	$(52,128)

Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding, basic and diluted	5,162,108	2,963,528

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2008	2007
Operating activities:
Net loss	$(175,632)	$(52,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,478	87,136
Loss from disposal of non-strategic assets	—	3,849
Share based compensation expenses	27,106	32,716
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	868	61,260
Other assets	(750)	—
Accounts payable and accrued liabilities	(108,390)	(84,816)
Other liabilities	(2,581)	9,106

Net cash (used in) provided by operating activities	(173,901)	57,123

Cash flows from investing activities:
Proceeds from asset sales	—	400
Purchases of property and equipment	(55,686)	(49,509)

Net cash used in investing activities	(55,686)	(49,109)

Cash flows from financing activities:
Payments on capitalized leases	(11,861)	(3,037)

Net cash used in financing activities	(11,861)	(3,037)

Net increase (decrease) in cash	(241,448)	4,977
Cash at beginning of period	804,662	320,231

Cash at end of period	$563,214	$325,208

Supplemental Information:
Cash paid during the period for interest	$9,534	$2,514

Non-cash Investing and Financing activities:
Non-cash asset additions for financed and capital leases	$31,425	$—

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 1: Organization

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

As of May 2, 2008, we operated 50 vehicle emissions testing and safety inspection centers in five separate markets, greater Atlanta, Georgia; Dallas, Texas; Houston, Texas; St. Louis, Missouri; Salt Lake City, Utah and four mobile units in the Atlanta, Georgia area.

Note 2: Basis of Presentation

Throughout this report, the terms “we”, “us”, “our”, “Speedemissions”, and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-Q interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in our Form 10-KSB for the year ended December 31, 2007.

Note 3: Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of March 31, 2008, the Company had cash on hand of $563,214, working capital deficit of ($187,609), and an accumulated deficit of $12,205,524. The Company had net loss of $175,632 and negative cash flows from operations of $173,901 for the three months ended March 31, 2008. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

The Company’s 50 emissions testing stations operate under the trade names Speedemissions (Georgia and Missouri), Mr. Sticker (Texas), and Just Inc. (Utah). At its emissions testing stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emission certificates is shown separately in the accompanying consolidated statements of income.

The Company normally requires that the customer’s payment be made with cash, check, or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia, Missouri, Texas, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests and the number of retests are not material. Accordingly, no allowance for retest is recorded by the Company.

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

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activitie-an amendment of FASB statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

Note 4: Going Concern

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

Note 5: Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
Building	485,667	485,667
Emission testing equipment	1,840,442	1,820,256
Furniture, fixtures and office equipment	141,220	96,921
Vehicles	15,606	15,606
Leasehold improvements	284,545	262,069

	2,767,480	2,680,519
Less accumulated depreciation and amortization	1,281,768	1,196,290

	$1,485,712	$1,484,229

Note 6: Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Emissions testing equipment	$—	$190,175
Professional fees	94,354	184,724
Accrued payroll	94,833	117,347
Other	48,003	30,139

	$237,190	$522,385

Note 7: Debt

On December 7, 2007 and December 19, 2007, the Company entered into sixty month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The emissions and safety inspections equipment financed is being used in the Company’s new stores located in Sears Automotive Centers in the Dallas, Texas area. The financing agreements are secured by the equipment and are personally guaranteed by the President of the Company. The financing agreements bear interest at 17.35% and 10.37% per annum, respectively.

The Company’s debt consists of the following:

	March 31, 2008	December 31, 2007
Equipment financing agreements	$91,633	$94,999

Total debt	91,633	94,999
Less current portion	14,716	14,207

Long term portion	$76,917	$80,792

Note 8: Net Income Per Common Share

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

The following table sets forth the computation for basic and diluted net income per share for the three month periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31
	2008	2007
Net loss (A)	$(175,632)	$(52,128)

Weighted average common shares– basic (B)	5,162,108	2,963,528
Effect of dilutive securities (1):
Dilutive effect of stock options (1)	—	—
Dilutive effect of stock warrants (1)	—	—
Dilutive effect of unrestricted preferred Series A Shares (1)	—	—

Weighted average common shares– diluted (C)	5,162,108	2,963,528

Net income per share – basic (A/B)	$(0.03)	$(0.02)

Net income per share – diluted (A/C)	$(0.03)	$(0.02)

(1)	As a result of the Company’s net loss in the three months ended March 31, 2008 and 2007, aggregate Common Stock Equivalents of 40,873,010 and 42,923,560 that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three months ended March 31, 2008 and 2007, respectively. These Common Stock Equivalents could be dilutive in future periods.

Note 9: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of March 31, 2008 and December 31, 2007, respectively. For financial statement purposes, the Series A convertible preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of March 31, 2008 and December 31, 2007.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 5,162,108 shares were issued and outstanding as of March 31, 2008 and December 31, 2007.

Note 10: Share-Based Compensation

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

Stock-based compensation expense under SFAS No. 123(R) was $27,106 and $32,716 during the three months ended March 31, 2008 and 2007, respectively. In the Company’s Statement of Cash Flows, the $27,106 and $32,716 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the three months ended March 31, 2008 and 2007, respectively.

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

The following table sets forth the options granted under the Speedemissions Stock Option Plans as of March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2007	2,347,725	$0.69
Granted	—	—	$—
Exercised	—	—
Expired	(10,000)	0.50
Options outstanding at March 31, 2008	2,337,725	$0.69

Options exercisable at March 31, 2008	1,633,992	$0.74

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

As of March 31, 2008, there was $58,736 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of eight months. No shares vested during the three months ended March 31, 2008.

There were 2,337,725 and 2,347,725 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan and Speedemissions’ Inc. 2006 Stock Grant and Option Plan as of March 31, 2008 and December 31, 2007, respectively. There were no options granted or exercised during the three month period ended March 31, 2008.

Stock Warrants

There were 15,497,787 common stock warrants issued and outstanding as of March 31, 2008 and December 31, 2007. There were no common stock warrants granted or exercised during the three month period ended March 31, 2008. The following table represents our warrant activity for the three months ended March 31, 2008:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants — December 31, 2007	15,497,787	$1.40
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding warrants — March 31, 2008	15,497,787	$1.40

Note 11: Income Taxes

No provision for income taxes has been reflected for the three month period ended March 31, 2008 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 12: Contingencies

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

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As of March 31, 2008 we operated 50 vehicle emissions testing stations and four mobile units in five separate markets, Atlanta, Georgia; Dallas-Ft. Worth, Texas; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah. Since December 31, 2007, we have opened six new stores in the Dallas-Ft Worth area, one in Houston and three in St. Louis. We expect to open two additional stores in the Dallas-Ft. Worth area by June 30, 2008.

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

We charge a fee for each test, whether the vehicle passes or not, and a portion of that fee is passed on to the respective state governing agency.

We have undertaken cost containment and customer service initiatives over the past twelve months that have resulted in an increase in same store operating margins from 13.6% to 22.8% during the three months ended March 31, 2008 over the comparable period. We expect our revenue to increase in 2008 but our overall store operating margins and overall profitability may be adversely affected in 2008 as we expect the new emissions testing stations to operate at a loss until we can add a sufficient number of customers which will allow each new store to break even.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 were as follows:

	Three Months Ended March 31,
	2008	2007	Percentage Change
Revenue	$2,483,419	$2,412,538	2.9%
Cost of emission certificates	543,704	599,690	(9.3)%
Store operating expenses	1,621,231	1,499,965	8.1%
General and administrative expenses	485,446	357,835	35.7%
Loss from disposal of non-strategic assets	—	3,849	N/A

Loss from operations	$(166,962)	$(48,801)	(242.1)%

Revenue. Revenue increased $70,881 or 2.9% to $2,483,419 in the three months ended March 31, 2008 compared to $2,412,538 in the three months ended March 31, 2007. The increase in revenue over the comparable period was primarily due to an increase of $146,678 from new stores that were not open for the entire comparable period in the prior year, offset by the loss of $39,378 in revenue from the closure of our Lawrenceville, Georgia store where Gwinnett County acquired the property for a road widening project and a decrease in same store sales of $36,419 or 1.5%.

Cost of emission certificates. Cost of emission certificates decreased $55,986 or 9.3% in the three month period ended March 31, 2008 and was $543,704 or 21.9% of revenues, compared to $599,690 or 24.9% of revenues in the three months ended March 31, 2007. The decrease in the cost of emission certificates was primarily due to a $93,148 decrease in same store certificate costs and a $11,091 decrease in certificate costs from the closure of the Lawrenceville store discussed above. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 per test on October 1, 2007. The decrease in the cost of emissions certificates was offset by additional certificates purchased in the amount of $48,253 at our new stores.

Store operating expenses. Store operating expenses increased $121,266, or 8.1% in the three month period ended March 31, 2008 and was $1,621,231 or 65.3% of revenues, compared to $1,499,965 or 62.2% of revenues in the three month period ended March 31, 2007. The increase was mainly attributable to $287,502 in new store operating expenses. The increase was offset by a decrease of $152,800 in same store operating expenses and a decrease of $13,436 resulting from the closure of the Lawrenceville store.

General and administrative expenses. Our general and administrative expenses increased $127,611 or 35.7% to $485,446 in the three month period ended March 31, 2008 from $357,835 in the three month period ended March 31, 2007. The increase in general and administrative expenses was primarily due to increases in Sarbanes-Oxley compliance costs, legal and accounting fees and investor relations activities.

Loss from disposal of non-strategic assets. For the three months ended March 31, 2008, we did not realize a gain or loss from the disposal of non-strategic assets and recognized a loss of $3,849 in the three months ended March 31, 2007.

Other income, interest expense, net loss and earnings per share. Our other income, interest expense, net loss and earnings per share for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is as follows:

	Three Months Ended March 31
	2008	2007
Loss from operations	$(166,962)	$(48,801)
Other income	864	—
Interest expense	(9,534)	(3,327)

Net loss	$(175,632)	$(52,128)

Basic and Diluted income per share	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	5,162,108	2,963,528

The Company incurred higher interest expense during the three months ending March 31, 2008 as a result of higher average debt under equipment financing agreements and capital leases outstanding than the comparable period ending March 31, 2007.

During the three months ended March 31, 2008, we had net loss of $175,632 or $0.03 per weighted-average share-basic and diluted. During the three months ended March 31, 2007, we reported net loss of $52,128 or $0.02 per weighted-average share-basic and diluted.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $241,448 during the three months ended March 31, 2008 primarily as a result of additional capital and operating expenditures associated with our new stores opened in Texas and Missouri. As we continue to implement our growth strategy, we anticipate an increase in our net operating cash flow on a long-term basis, but with the increased costs of expanding our operations, we may not achieve positive operating cash flows on a consistent basis, or at all, during 2008. The Company has funded operations and our investment in new stores primarily through the issuance of equity securities, equipment leases and cash provided by operations. In the future, we may continue to issue our equity securities in order to raise additional capital to fund expansion and working capital needs. We continually assess store profitability and may close non-profitable or poor performing stores.

Cash Requirements

For the three months ended March 31, 2008, our net cash used in operating activities was $173,901 compared to net cash provided by operations of $57,123 in the three months ended March 31, 2007. Negative operating cash flows during the three months ended March 31, 2008 were primarily created by a net loss of $175,632, a decrease of $108,390 in accounts payable and accrued liabilities, a increase in other assets of $750 and a decrease in other liabilities of $2,581, offset by a decrease in other current assets of $868, depreciation and amortization of $85,478, and share based compensation expenses of $27,106. Because of our growth strategy, we do not have an opinion as to how indicative these results will be of future results.

Net cash provided by operating cash flows during the three months ended March 31, 2007 was $57,123 and was primarily created by a decrease in other current assets of $61,260, depreciation and amortization of $87,136 and share based compensation expenses of $32,716, partially offset by a net loss from operations of $52,128 and a decrease of $75,710 in accounts payable and accrued liabilities.

Sources and Uses of Cash

Overall net cash flow from operations may be adversely affected in 2008 by the working capital needs of the new emissions testing stations in Dallas and St. Louis opened during December 2007 and in the three months ended March 31, 2008. However, we do seek to effectively manage expenses associated with our existing operations and working capital to mitigate the adverse impact our growth initiatives are expected to have on our operational cash flow.

Net cash used in investing activities was $55,686 and $49,109 for the three months ended March 31, 2008 and 2007, respectively. The investing activities during the three months ended March 31, 2008 were related to capital expenditures for new stores in the amount of $55,686. The cash used in investing activities during the three months ended March 31, 2007 were mainly attributable to capital expenditures for new stores in the amount of $49,509.

Net cash used in financing activities was $11,861 and $3,037 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we made payments of $11,861 on capital leases and equipment financing arrangements. Net cash used in financing activities during the three months ended March 31, 2007 was mainly used for the payment of capital leases.

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

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

There have been no events that are required to be reported under this Item.

ITEM 4T	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of March 31, 2008, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 13, 2008	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: May 13, 2008	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer