Form 10-Q
period 2008-06-30
SPEEDEMISSIONS INC
filed 2008-08-12
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2008, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date on which such statements are made. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

Item 1. Consolidate Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$439,252	$804,662
Other current assets	251,640	226,051

Total current assets	690,892	1,030,713
Property and equipment, at cost less accumulated depreciation and amortization	1,510,384	1,484,229
Goodwill	7,100,572	7,100,572
Other assets	107,537	103,787

Total assets	$9,409,385	$9,719,301

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$586,789	$495,503
Accrued liabilities	364,099	522,385
Current portion of capitalized lease obligations	39,530	32,325
Current portion of equipment financing obligations	15,244	14,207
Current portion - deferred rent	13,628	13,628

Total current liabilities	1,019,290	1,078,048

Capitalized lease obligations, net of current portion	162,504	155,961
Equipment financing obligations, net of current portion	72,902	80,792
Deferred rent	239,705	243,948
Other long term liabilities	7,350	7,350

Total liabilities	1,501,751	1,566,099

Commitments and contingencies

Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,699,815	15,596,105
Accumulated deficit	(12,379,170)	(12,029,892)

Total shareholders’ equity	3,328,288	3,573,856

Total liabilities and shareholders’ equity	$9,409,385	$9,719,301

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenue	$2,609,441	$2,468,889	$5,092,861	$4,881,426

Costs of operations:
Cost of emission certificates	571,364	603,090	1,115,068	1,202,780
Store operating expenses	1,699,899	1,384,241	3,321,131	2,886,005
General and administrative expenses	502,637	371,878	988,083	727,913
Loss from disposal of non-strategic assets	—	7,886	—	11,735

Income (loss) from operations	(164,459)	101,794	(331,421)	52,993

Other income (expense)
Other income	256	—	1,120	—
Interest expense	(9,443)	(107)	(18,977)	(3,434)

Other income (expense), net	(9,187)	(107)	(17,857)	(3,434)

Net income (loss) attributable to common shareholders	$(173,646)	$101,687	$(349,278)	$49,559

Basic net income (loss) per share	$(0.03)	$0.03	$(0.07)	$0.02

Diluted net income (loss) per share	$(0.03)	$0.01	$(0.07)	$0.01

Weighted average common shares outstanding, basic	5,162,108	3,016,119	5,162,108	2,989,969

Weighted average common shares outstanding, diluted	5,162,108	7,296,117	5,162,108	7,269,967

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30
	2008	2007
Operating activities:
Net income (loss)	$(349,278)	$49,559
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	173,123	132,496
Loss from disposal of non-strategic assets	—	11,735
Share based compensation expenses	103,710	65,432
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	(25,589)	50,590
Other assets	(3,750)	(1,800)
Accounts payable and accrued liabilities	(66,849)	(145,049)
Other liabilities	(4,243)	(12,484)

Net cash (used in) provided by operating activities	(172,876)	150,479

Cash flows from investing activities:
Proceeds from asset sales	—	211,094
Purchases of property and equipment	(168,003)	(102,681)

Net cash (used in) provided by investing activities	(168,003)	108,413

Cash flows from financing activities:
Payments on debt	(6,854)	(111,747)
Payments on capitalized leases	(17,677)	(5,160)

Net cash used in financing activities	(24,531)	(116,907)

Net increase (decrease) in cash	(365,410)	141,985
Cash at beginning of period	804,662	320,231

Cash at end of period	$439,252	$462,216

Supplemental Information:
Cash paid during the period for interest	$18,992	$13,017

Non-cash Investing and Financing activities:
Non-cash asset additions for financed and capital leases	$31,425	$—

During the quarter ended June 30, 2007, the Company issued 71,430 shares of common stock to the former owners of a subsidiary acquired in 2005, which was final payment of $100,000 withheld from the acquisition price for any potential unknown or undisclosed liabilities.

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

June 30, 2008

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

As of August 4, 2008, we operated 44 vehicle emissions testing and safety inspection centers in five separate markets, greater Atlanta, Georgia; Dallas, Texas; Houston, Texas; St. Louis, Missouri; Salt Lake City, Utah and four mobile units in the Atlanta, Georgia area.

Note 2: Basis of Presentation

Throughout this report, the terms “we”, “us”, “our”, “Speedemissions”, and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-Q interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Note 3: Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of June 30, 2008, the Company had cash on hand of $439,252, working capital deficit of $328,398, and an accumulated deficit of $12,379,170. The Company had net loss of $349,278 and negative cash flows from operations of $172,876 for the six months ended June 30, 2008. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

The Company’s 44 emissions testing and safety inspection stations operate under the trade names Speedemissions (Georgia and Missouri), Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emission certificates is shown separately in the accompanying consolidated statements of income.

The Company normally requires that the customer’s payment be made with cash, check, or credit card; accordingly, the Company does not have significant levels of accounts receivable.

Under current Georgia, Missouri, Texas, and Utah laws, if a vehicle fails an emissions test or safety inspection, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests and the number of retests are not material. Accordingly, no allowance for retest is recorded by the Company.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, ‘‘Fair Value Measurements’’ (“SFAS 157”). This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for non-financial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, FASB issued SFAS No. 141, “Business Combinations – Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near term and long term economic impact of expensing transaction costs up front.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

Note 4: Going Concern

The Company has historically incurred losses and has limited capital resources, which raises substantial doubt about the Company’s ability to continue as a going concern. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash flow from operations to meet current and future obligations. The Company is actively seeking new sources of financing to expand its revenue opportunities, however there is no guarantee that the Company will be successful in obtaining the financing required to fund the capital needed for expansion.

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

Note 5: Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Building	$485,667	$485,667

Emission testing and safety inspection equipment	1,936,501	1,820,256

Furniture, fixtures and office equipment	156,703	96,921

Vehicles	15,606	15,606

Leasehold improvements	285,320	262,069

	2,879,797	2,680,519

Less accumulated depreciation and amortization	1,369,413	1,196,290

	$1,510,384	$1,484,229

Note 6: Accrued Liabilities

Accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Emissions testing equipment	$25,305	$190,175
Professional fees	163,067	184,724
Accrued payroll	98,097	117,347
Other	77,630	30,139

	$364,099	$522,385

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

The Company’s debt consists of the following:

	June 30, 2008	December 31, 2007
Equipment financing agreements	$88,146	$94,999
Less current portion	15,244	14,207

Long term portion	$72,902	$80,792

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

The following table sets forth the computation for basic and diluted net income per share for the three and six month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income (loss) (A)	$(173,646)	$101,687	$(349,278)	$49,559

Weighted average common shares - basic (B)	5,162,108	3,016,119	5,162,108	2,989,969
Effect of dilutive securities (3):
Diluted effect of stock options (1, 2)	—	—	—	—
Diluted effect of stock warrants (1, 2)	—	2,500	—	2,500
Diluted effect of unrestricted Preferred Series A Shares	—	4,277,498	—	4,277,498

Weighted average common shares - diluted (C)	5,162,108	7,296,117	5,162,108	7,269,967

Net income (loss) per share - basic (A/B)	$(0.03)	$0.03	$(0.07)	$0.02

Net income (loss) per share - diluted (A/C)	$(0.03)	$0.01	$(0.07)	$0.01

(1)

As a result of the Company’s net loss in the three and six months ended June 30, 2008, aggregate Common Stock Equivalents of 21,635,512 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six months ended June 30, 2008. These Common Stock Equivalents could be dilutive in future periods.

(2)	Because their effects are anti-dilutive, 19,878,162 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2007.
(3)	Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares (diluted) calculation for the three and six months ended June 30, 2007 and 2008.

Note 9: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of June 30, 2008 and December 31, 2007. For financial statement purposes, the Series A convertible preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of June 30, 2008 and December 31, 2007.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 5,162,108 shares were issued and outstanding as of June 30, 2008 and December 31, 2007.

Note 10: Share-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Stock-based compensation expense under SFAS No. 123(R) was $76,604 and $32,716 during the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense under SFAS No. 123(R) was $103,710 and $65,432 during the six months ended June 30, 2008 and 2007, respectively. In the Company’s Statement of Cash Flows, the $103,710 and $65,432 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the six months ended June 30, 2008 and 2007, respectively.

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Board of Directors and Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock on the date of grant, have a term of ten years or less, and generally vest over three years from the date of grant.

On May 19, 2008, the Compensation Committee the Company’s Board of Directors approved stock option awards to certain named executive officers, directors and employees under the Company’s 2008 Stock Grant and Option Plan. A copy of the plan was filed in the Company’s proxy statement filed on April 18, 2008 and approved by the shareholders on May 19, 2008. The award date was May 19, 2008.

The following table sets forth the options granted under the Company’s Stock Option Plans as of June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2007	2,347,725	$0.69
Granted	3,800,000	0.125	$0.03
Exercised	—	—
Expired	(10,000)	0.50
Options outstanding at June 30, 2008	6,137,725	$0.34

Options exercisable at June 30, 2008	2,900,659	$0.47

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on comparable company data. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore use an expected dividend yield of 0%. The Company used the following assumptions in using the Black-Scholes option pricing model for the May 19, 2008 grant:

Risk free interest rate	2.42%

Expected term of stock awards	2 years

Expected volatility in stock price	45.00%

Expected dividend yield	None

As of June 30, 2008, there was $109,413 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of twenty months. There were 1,266,666 shares that vested during the six months ended June 30, 2008.

There were 6,137,725 and 2,347,725 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of June 30, 2008 and December 31, 2007, respectively. There were 3,800,000 options granted under these plans during the six month period ended June 30, 2008. There were no options exercised during the six month period ended June 30, 2008.

Stock Warrants

There were no common stock warrants granted or exercised during the three month period ended June 30, 2008. The following table represents our warrant activity for the six months ended June 30, 2008:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants — December 31, 2007	15,497,787	$1.40
Granted	—	—
Exercised	—	—
Forfeited	2,500	0.34

Outstanding warrants — June 30, 2008	15,495,287	$1.40

Note 11: Income Taxes

No provision for income taxes has been reflected for the six month period ended June 30, 2008 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Note 13: Related Party Transactions

Effective on June 30, 2008, the Board filled a vacancy created by the resignation of Mr. John Bradley by electing Mr. Gerald Amato to serve on the Board. Mr. Amato was also elected to serve as a member of the Audit Committee. Mr. Amato has been determined by our Board of Directors to qualify as an independent director. Mr. Amato is currently President of Booke and Company, Inc., which provides investor relations services to the Company in the amount of $5,000 per month. The Company paid Booke and Company, Inc. $15,000 and $30,000 for investor relations services during each three and six months ended June 30, 2008 and June 30, 2007, respectively.

Note 14: Subsequent Events

In the fourth quarter of 2007, the Company announced its intention to open 13 new vehicle emissions testing and safety inspection stations within Sears Auto Centers in the Greater Dallas-Ft. Worth, Texas trade area. The Company had opened 12 of the stores as of June 30, 2008.

Based on the Company’s analysis of initial test volumes for the first six months of 2008 across all of these new stores, the Company identified 8 stores it believed would not generate enough test volume over time to produce a reasonable expectation of positive cash flow. These facilities were all opened since December 15, 2007. On July 15, 2008, the Company committed to closing 8 of the 12 vehicle emissions testing and safety inspection facilities in the Greater Dallas-Ft. Worth trade as part of its initiative to improve financial performance. The Company also decided not to open the 13th store. All eight of the locations were closed by July 31, 2008.

The Company repositioned most of the equipment used at these locations to existing Company stores in other markets and no asset impairment charge was incurred. The Company returned equipment used in three of the stores to the manufacturer in the amount of $121,375. The total cost of repositioning and returning the equipment, severance, reimbursements to Sears Auto Centers for the cost of the initial site preparation and other costs was expected to be less than $100,000.

On August 7, 2008, Randy A. Dickerson resigned his position as the Company’s Chief Operating Officer. The Company has no immediate plans to find a replacement. Mr. Dickerson’s responsibilities will be assumed by the Chief Executive Officer, the Chief Financial Officer and other senior managers within the Company.

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

Overview

As of June 30, 2008 we operated 52 vehicle emissions testing stations and four mobile units in five separate markets, Atlanta, Georgia; Dallas-Ft. Worth, Texas; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah. Since December 31, 2007, we opened one new store in Houston and three in St. Louis. In July 2008, we closed 8 of the twelve new stores that we had opened in the Greater Dallas-Ft. Worth area since December 31, 2007. See Note 14 Subsequent Events for additional information on store closing subsequent to June 30, 2008.

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

We have undertaken cost containment and customer service initiatives over the past twelve months that have resulted in an increase in same store operating margins from 16.9% to 23.2% during the six months ended June 30, 2008 over the comparable period. We expect our revenue to increase in 2008 but our overall store operating margins and overall profitability may be adversely affected in 2008 as we expect the new emissions testing stations to operate at a loss until we can add a sufficient number of customers which will allow each new store to break even.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 were as follows:

	Three Months Ended June 30		Percentage Change
	2008	2007
Revenue	$2,609,441	$2,468,889	5.7%
Cost of emission certificates	571,364	603,090	(5.3)%
Store operating expenses	1,699,899	1,384,241	22.8%
General and administrative expenses	502,637	371,878	35.2%
Loss from disposal of non-strategic assets	—	7,886	N/A

Income (loss) from operations	$(164,459)	$101,794	(261.6)%

Revenue. Revenue increased $140,552 or 5.7% to $2,609,441 in the three months ended June 30, 2008 compared to $2,468,889 in the three months ended June 30, 2007. The increase in revenue over the comparable period was primarily due to an increase of $268,006 from new stores that were not open for the entire comparable period in the prior year, offset by the loss of $29,380 in revenue from the closure of our Lawrenceville, Georgia store where Gwinnett County acquired the property for a road widening project and a decrease in same store sales of $98,074 or (4.0%).

Cost of emission certificates. Cost of emission certificates decreased $31,726 or (5.3%) in the three month period ended June 30, 2008 and was $571,364 or 21.9% of revenues, compared to $603,090 or 24.4% of revenues in the three months ended June 30, 2007. The decrease in the cost of emission certificates was primarily due to a $105,124 decrease in same store certificate costs and a $7,918 decrease in certificate costs from the closure of the Lawrenceville store discussed above. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 per test on October 1, 2007. The decrease in the cost of emissions certificates was offset by additional certificates issued in the amount of $81,316 at our new stores.

Store operating expenses. Store operating expenses increased $315,658, or 22.8% in the three month period ended June 30, 2008 and was $1,699,899 or 65.1% of revenues, compared to $1,384,241 or 56.1% of revenues in the three month period ended June 30, 2007. The increase was mainly attributable to $377,416 in new store operating expenses. The increase was offset by a decrease of $50,739 in same store operating expenses and a decrease of $11,019 resulting from the closure of the Lawrenceville store.

General and administrative expenses. Our general and administrative expenses increased $130,759 or 35.2% to $502,637 in the three month period ended June 30, 2008 from $371,878 in the three month period ended June 30, 2007. The increase in general and administrative expenses was primarily due to increases in legal and accounting fees related to the filing of an updated registration statement, Sarbanes Oxley compliance costs, and investor relations activities.

Loss from disposal of non-strategic assets. For the three months ended June 30, 2008, we did not realize a gain or loss from the disposal of non-strategic assets and recognized a loss of $7,886 in the three months ended June 30, 2007.

Other income, interest expense, net loss and earnings per share. Our other income, interest expense, net loss and earnings per share for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is as follows:

	Three Months Ended June 30
	2008	2007
Income (loss) from operations	$(164,459)	$101,794

Other income	256	—

Interest expense	(9,443)	(107)

Net income (loss)	$(173,646)	$101,687

Basic income (loss) per share	$(0.03)	$0.03

Diluted income (loss) per share	$(0.03)	$0.01

Weighted average shares outstanding, basic	5,162,108	3,016,119

Weighted average shares outstanding, diluted	5,162,108	7,296,117

The Company incurred higher interest expense during the three months ending June 30, 2008 as a result of higher average debt under equipment financing agreements and capital leases outstanding than the comparable period ending June 30, 2007.

During the three months ended June 30, 2008, we had net loss of $173,646 or $0.03 per weighted-average share-basic and diluted. During the three months ended June 30, 2007, we reported net income of $101,687 or $0.03 per weighted-average share-basic and $0.01 per weighted-average share - diluted.

Six Months Ended June 30, 2008 and 2007

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 were as follows:

	Six Months Ended June 30		Percentage Change
	2008	2007
Revenue	$5,092,861	$4,881,426	4.3%

Cost of emission certificates	1,115,068	1,202,780	(7.3)%

Store operating expenses	3,321,131	2,886,005	15.1%

General and administrative expenses	988,083	727,913	35.7%

Loss from disposal of non-strategic assets	—	11,735	N/A %

Income (loss) from operations	$(331,421)	$52,993	(725.4)%

Revenue. Revenue increased $211,435 or 4.3% to $5,092,861 in the six months ended June 30, 2008 compared to $4,881,426 in the six months ended June 30, 2007. The increase in revenue over the comparable period was primarily due to an increase of $414,685 from new stores that were not open for the entire comparable period in the prior year, offset by the loss of $68,757 in revenue from the closure of our Lawrenceville, Georgia store in 2007 where Gwinnett County acquired the property for a road widening project and a decrease in same store sales of $134,493 or (2.8%).

Cost of emission certificates. Cost of emission certificates decreased $87,712 or (7.3%) in the six month period ended June 30, 2008 and was $1,115,068 or 21.9% of revenues, compared to $1,202,780 or 24.6% of revenues in the six months ended June 30, 2007. The decrease in the cost of emission certificates was primarily due to a $198,272 decrease in same store certificate costs and a $19,009 decrease in certificate costs from the closure of the Lawrenceville store discussed above. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 per test on October 1, 2007. The decrease in the cost of emissions certificates was offset by additional certificates issued in the amount of $129,569 at our new stores.

Store operating expenses. Store operating expenses increased $435,126, or 15.1% in the six month period ended June 30, 2008 and was $3,321,131 or 65.2% of revenues, compared to $2,886,005 or 59.1% of revenues in the six month period ended June 30, 2007. The increase was mainly attributable to $664,918 in new store operating expenses. The increase was offset by a decrease of $205,337 in same store operating expenses and a decrease of $24,455 resulting from the closure of the Lawrenceville store.

General and administrative expenses. Our general and administrative expenses increased $260,170, or 35.7% to $988,083 in the six month period ended June 30, 2008 from $727,913 in the six month period ended June 30, 2007. The increase in general and administrative expenses was primarily due to increases in legal and accounting fees related to the filing of an updated registration statement, Sarbanes Oxley compliance costs, and investor relations activities.

(Gain) loss from disposal of non-strategic assets. For the six months ended June 30, 2008, we did not incur a gain or loss from the disposal of non-strategic assets compared to a gain of $11,735 in the six months ended June 30, 2007.

Other income, interest expense, net loss and earnings per share. Our other income, interest expense, net loss and earnings per share for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is as follows:

	Six Months Ended June 30
	2008	2007
Income (loss) from operations	$(331,421)	$52,993

Other income	1,120	—

Interest expense	(18,977)	(3,434)

Net income (loss)	$(349,278)	$49,559

Basic income (loss) per share	$(0.07)	$0.02

Diluted income (loss) per share	$(0.07)	$0.01

Weighted average shares outstanding, basic	5,162,108	2,989,969

Weighted average shares outstanding, diluted	5,162,108	7,269,967

The Company incurred higher interest expense during the six months ending June 30, 2008 as a result of higher average debt under equipment financing agreements and capital leases outstanding than the comparable period ending June 30, 2007.

During the six months ended June 30, 2008, we incurred a net loss of $349,278 or $0.07 per weighted-average share-basic and diluted. During the six months ended June 30, 2007, we reported net income of $49,559 or $0.02 per weighted-average share basic and $0.01 per weighted-average share-diluted.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $365,410 during the six months ended June 30, 2008 primarily as a result of additional capital and operating expenditures associated with our new stores opened in Texas and Missouri. As we continue to implement our growth strategy, we anticipate an increase in our net operating cash flow on a long-term basis, but with the increased costs of expanding our operations, we may not achieve positive operating cash flows on a consistent basis, or at all, during 2008. The Company has funded operations and our investment in new stores primarily through the issuance of equity securities, equipment leases and cash provided by operations. In the future, we may continue to issue our equity securities in order to raise additional capital to fund expansion and working capital needs. If we are unsuccessful in obtaining additional sources of debt or capital and if the new stores do not reach sufficient levels of tests to achieve profitability in the short-term, we may have to close some of the recently opened stores within the next six months. We continually assess store profitability and may close non-profitable or poor performing stores. See Note 14 Subsequent Events for information on new store closings that occurred subsequent to June 30, 2008.

Cash Requirements

For the six months ended June 30, 2008, our net cash used in operating activities was $172,876 compared to net cash provided by operations of $150,479 in the six months ended June 30, 2007. Negative operating cash flows during the six months ended June 30, 2008 were primarily created by a net loss of $349,278, a decrease of $66,849 in accounts payable and accrued liabilities, a increase in other assets of $3,750, a decrease in other liabilities of $4,243 and an increase in other current assets of $25,589, offset by depreciation and amortization of $173,123, and share based compensation expenses of $103,710. Because of our growth strategy, we do not have an opinion as to how indicative these results will be of future results.

Net cash provided by operating cash flows during the six months ended June 30, 2007 was $150,479 and was primarily created by net income of $49,559, a decrease in other current assets of $50,590, depreciation and amortization of $132,496 and share based compensation expenses of $65,432, partially offset by a decrease of $145,049 in accounts payable and accrued liabilities and a decrease in other liabilities of $12,484.

Sources and Uses of Cash

Overall net cash flow from operations may be adversely affected in 2008 by the working capital needs of the new emissions testing stations in Dallas and St. Louis opened during December 2007 and during the first quarter of 2008. However, we do seek to effectively manage expenses associated with our existing operations and working capital to mitigate the adverse impact our growth initiatives are expected to have on our operational cash flow. See Note 14 Subsequent Events for information on new store closings that occurred subsequent to June 30, 2008.

Net cash used in investing activities was $168,003 for the six months ended June 30, 2008 compared to net cash provided by investing activities of $108,413 for the six months ended June 30, 2007. The net cash used in investing activities during the six months ended June 30, 2008 were related to capital expenditures for new stores in the amount of $168,003. The net cash provided by investing activities during the six months ended June 30, 2007 was due to proceeds of $211,094 received from the sale of equipment and our Lawrenceville, Georgia location to Gwinnett County for a road widening project, offset by capital expenditures for new stores in the amount of $102,681.

Net cash used in financing activities was $24,531 and $116,907 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we made payments of $24,531 on capital leases and equipment financing arrangements. Net cash used in financing activities during the six months ended June 30, 2007 was mainly used for the payment of debt and capital leases in the amount of $111,747 and $5,160, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of June 30, 2008, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on May 19, 2008 to elect five directors for a one year term, to ratify the appointment of Tauber & Balser, P.C. as independent registered public accountants for the fiscal year ending December 31, 2008 and to approve and adopt the Speedemissions, Inc. 2008 Stock Grant and Option Plan. All matters put before the stockholders were approved as follows:

Proposal 1
	Election of Directors	For	Against	Abstained
	Richard A. Parlontieri	3,693,203	—	200
	Bradley A. Thompson	3,693,203	—	200
	Ernest A. Childs	3,693,203	—	200
	John Bradley (1)	3,693,203	—	200
	Michael E. Guirlinger	3,693,203	—	200

Proposal 2
	Ratification of Appointment of Independent Registered Public Accountants	3,693,203	—	200

Proposal 3
	Approval and adoption of the Speedemissions, Inc. 2008 Stock Grant and Option Plan	3,678,203	200	15,000

(1)	Mr. John Bradley resigned effective June 30, 2008. On June 30, 2008, the Board elected Mr. Gerald Amato to fill the vacancy on the Board and Audit Committee.

ITEM 5	Other Information

On August 7, 2008, Randy A. Dickerson resigned his position as the Company’s Chief Operating Officer. The Company has no immediate plans to find a replacement. Mr. Dickerson’s responsibilities will be assumed by the Chief Executive Officer, the Chief Financial Officer and other senior managers within the Company.

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

SPEEDEMISSIONS, INC.

Date: August 12, 2008	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: August 12, 2008	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer