Form 10-Q
period 2008-09-30
SPEEDEMISSIONS INC
filed 2008-11-10
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

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

Item 1.	Consolidated Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$606,709	$804,662
Other current assets	194,722	226,051

Total current assets	801,431	1,030,713
Property and equipment, at cost less accumulated depreciation and amortization	1,310,772	1,484,229
Goodwill	7,100,572	7,100,572
Other assets	107,537	103,787

Total assets	$9,320,312	$9,719,301

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$392,417	$495,503
Accrued liabilities	422,772	522,385
Current portion of capitalized lease obligations	40,728	32,325
Current portion of equipment financing obligations	15,792	14,207
Current portion - deferred rent	13,628	13,628

Total current liabilities	885,337	1,078,048

Capitalized lease obligations, net of current portion	151,989	155,961
Equipment financing obligations, net of current portion	68,742	80,792
Deferred rent	236,779	243,948
Other long term liabilities	7,350	7,350

Total liabilities	1,350,197	1,566,099
Commitments and contingencies

Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,737,527	15,596,105
Accumulated deficit	(12,354,401)	(12,029,892)

Total shareholders’ equity	3,390,769	3,573,856

Total liabilities and shareholders’ equity	$9,320,312	$9,719,301

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenue	$2,586,258	$2,524,988	$7,679,119	$7,406,415

Costs of operations:
Cost of emission certificates	534,494	628,807	1,649,562	1,831,587
Store operating expenses	1,630,224	1,398,204	4,951,355	4,284,209
General and administrative expenses	439,285	482,121	1,427,368	1,210,034
(Gain)/loss from disposal of non-strategic assets	(51,471)	—	(51,471)	11,735

Income (loss) from operations	33,726	15,856	(297,695)	68,850
Other income (expense)
Other income	226	2,002	1,346	3,092
Interest expense	(9,183)	(1,041)	(28,160)	(5,565)

Other income (expense), net	(8,957)	961	(26,814)	(2,473)

Net income (loss) attributable to common shareholders	$24,769	$16,817	$(324,509)	$66,377

Basic net income (loss) per share	$0.00	$0.01	$(0.06)	$0.02

Diluted net income (loss) per share	$0.00	$0.00	$(0.06)	$0.01

Weighted average common shares outstanding, basic	5,162,108	3,173,685	5,162,108	3,051,881

Weighted average common shares outstanding, diluted	9,439,606	7,452,695	5,162,108	7,330,940

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2008	2007
Operating activities:
Net income (loss)	$(324,509)	$66,377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	256,340	199,481
(Gain)/loss from disposal of non-strategic assets	(51,471)	11,735
Share based compensation expenses	141,422	98,149
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	31,329	40,417
Other assets	(3,750)	(21,937)
Accounts payable and accrued liabilities	(138,166)	(35,698)
Other liabilities	(7,169)	(5,690)

Net cash (used in) provided by operating activities	(95,974)	352,834

Cash flows from investing activities:
Proceeds from asset sales	120,407	211,094
Purchases of property and equipment	(184,927)	(138,491)

Net cash (used in) provided by investing activities	(64,520)	72,603

Cash flows from financing activities:
Proceeds from sale of common stock	—	319,072
Payments on debt	(10,465)	(111,747)
Payments on capitalized leases	(26,994)	(6,417)

Net cash (used in) provided by financing activities	(37,459)	200,908

Net increase (decrease) in cash	(197,953)	626,345
Cash at beginning of period	804,662	320,231

Cash at end of period	$606,709	$946,576

Supplemental Information:
Cash paid during the period for interest	$28,161	$14,058

Non-cash Investing and Financing activities:
Equity securities issued in connection with acquisitions	$—	$100,000

Non-cash asset additions for financed and capital leases	$31,425	$—

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

September 30, 2008

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

As of November 4, 2008, we operated 43 vehicle emissions testing and safety inspection centers in five separate markets, greater Atlanta, Georgia; Dallas, Texas; Houston, Texas; St. Louis, Missouri; Salt Lake City, Utah and four mobile units in the Atlanta, Georgia area.

Note 2: Basis of Presentation

Throughout this report, the terms “we,” “us,” “our,” “Speedemissions,” and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-Q interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Note 3: Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of September 30, 2008, the Company had cash on hand of $606,709, working capital deficit of $83,906, and an accumulated deficit of $12,354,401. The Company had net loss of $324,509 and negative cash flows from operations of $95,974 for the nine months ended September 30, 2008. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to maintain sufficient cash flow from operations to meet current and future obligations and its ability to implement its business plan. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nature of Operations

Speedemissions is engaged in opening, acquiring, developing, and operating vehicle emissions testing and safety inspection stations. The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality.

The Company’s 43 emissions testing and safety inspection stations operate under the trade names Speedemissions (Georgia and Missouri), Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for non-financial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008 and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for non-financial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

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

In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s financial statements.

In May 2008, FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”)This FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. This FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company does not expect the adoption of FSP APB 14-1 to have a material impact on the Company’s financial statements.

In June 2008, FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial statements.

In June 2008, FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial statements.

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

Note 5: Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Building	$485,667	$485,667
Emission testing and safety inspection equipment	1,815,202	1,820,256
Furniture, fixtures and office equipment	151,194	96,921
Vehicles	15,606	15,606
Leasehold improvements	282,543	262,069

	2,750,212	2,680,519
Less accumulated depreciation and amortization	1,439,440	1,196,290

	$1,310,772	$1,484,229

Note 6: Accrued Liabilities

Accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Emissions testing equipment	$13,284	$190,175
Professional fees	217,312	184,724
Accrued payroll	99,602	117,347
Other	92,574	30,139

	$422,772	$522,385

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

The Company’s debt consists of the following:

	September 30, 2008	December 31, 2007
Equipment financing agreements	$84,534	$94,999
Less current portion	15,792	14,207

Long term portion	$68,742	$80,792

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

The following table sets forth the computation for basic and diluted net income per share for the three and nine month periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income (loss) (A)	$24,769	$16,817	$(324,509)	$66,377

Weighted average common shares - basic (B)	5,162,108	3,173,685	5,162,108	3,051,881
Effect of dilutive securities (4):
Diluted effect of stock options (1, 2, 3)	—	—	—	—
Diluted effect of stock warrants (1, 2, 3)	—	1,512	—	1,561
Diluted effect of unrestricted Preferred Series A Shares	4,277,498	4,277,498	—	4,277,498

Weighted average common shares - diluted (C)	9,439,606	7,452,695	5,162,108	7,330,940

Net income (loss) per share - basic (A/B)	$0.00	$0.01	$(0.06)	$0.02

Net income (loss) per share - diluted (A/C)	$0.00	$0.00	$(0.06)	$0.01

(1)	Because their effects are anti-dilutive, 21,166,345 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three months ended September 30, 2008.
(2)	As a result of the Company’s net loss in the nine months ended September 30, 2008, aggregate Common Stock Equivalents of 21,166,345 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the nine months ended September 30, 2008. These Common Stock Equivalents could be dilutive in future periods.
(3)	Because their effects are anti-dilutive, 17,751,014 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and nine months ended September 30, 2007.
(4)

Series B convertible preferred stock held by Barron Partners, LP do not have voting rights and are subject to a maximum ownership by Barron Partners, LP at any time of 4.9% of the Company’s outstanding common stock.

As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 have been excluded from the weighted average common shares (diluted) calculation for the three and nine months ended September 30, 2007 and 2008.

Note 9: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible preferred stock issued and outstanding as of September 30, 2008 and December 31, 2007. For financial statement purposes, the Series A convertible preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of September 30, 2008 and December 31, 2007.

Common Stock

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 5,162,108 shares were issued and outstanding as of September 30, 2008 and December 31, 2007.

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

Stock-based compensation expense under SFAS No. 123(R) was $37,712 and $32,716 during the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense under SFAS No. 123(R) was $141,422 and $98,149 during the nine months ended September 30, 2008 and 2007, respectively. In the Company’s Statement of Cash Flows, the $141,422 and $98,149 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the nine months ended September 30, 2008 and 2007, respectively.

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

The following table sets forth the options granted under the Company’s Stock Option Plans as of September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2007	2,347,725	$0.69
Granted	3,800,000	0.125	$0.03
Exercised	—	—
Expired	(426,667)	0.12
Options outstanding at September 30, 2008	5,721,058	$0.35

Options exercisable at September 30, 2008	2,880,992	$0.47

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the comparable company data. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore use an expected dividend yield of 0%. The Company used the following assumptions in using the Black-Scholes option pricing model for the May 19, 2008 grant:

Risk free interest rate	2.42%

Expected term of stock awards	2 years

Expected volatility in stock price	45.00%

Expected dividend yield	None

As of September 30, 2008, there was $71,701 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of seventeen months. There were 1,266,666 shares that vested during the nine months ended September 30, 2008.

There were 5,721,058 and 2,347,725 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of September 30, 2008 and December 31, 2007, respectively. There were 3,800,000 options granted under these plans during the nine month period ended September 30, 2008. There were no options exercised during the nine month period ended September 30, 2008.

Stock Warrants

There were no common stock warrants granted or exercised during the three or nine month periods ended September 30, 2008. The following table represents our warrant activity for the nine months ended September 30, 2008:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants - December 31, 2007	15,497,787	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(52,500)	0.70

Outstanding warrants - September 30, 2008	15,445,287	$1.40

Note 11: Income Taxes

No provision for income taxes has been reflected for the nine month period ended September 30, 2008 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Note 13: Related Party Transactions

Effective on June 30, 2008, the Board filled a vacancy created by the resignation of Mr. John Bradley by electing Mr. Gerald Amato to serve on the Board. Mr. Amato was also elected to serve as a member of the Audit Committee. Mr. Amato has been determined by our Board of Directors to qualify as an independent director. Mr. Amato is currently President of Booke and Company, Inc., which provided investor relations services to the Company in the amount of $5,000 per month until August 31, 2008. The Company paid Booke and Company, Inc. $10,000 and $15,000 in the three month period ended September 31, 2008 and September 30, 2007, respectively. The Company paid Booke and Company, Inc. $40,000 and $45,000 for investor relations services during the nine months ended September 30, 2008 and September 30, 2007, respectively.

Note 14: Settlement of Condemnation Dispute

On September 2, 2008, the Company settled its condemnation dispute with Gwinnett County, Georgia.

The dispute arose from Gwinnett County’s plan to widen a road at the site of the Company’s Lawrenceville, Georgia store. The Company owned the land and the building. As a result, Gwinnett County, filed a declaration of taking and condemnation petition on January 24, 2007, taking the majority of the property. On April 17, 2007, the Company received $209,600 from Gwinnett County as compensation for a portion of the building and land. The Company had filed an administrative appeal based on the amount of just and fair compensation. The Company occupied the building and continued to perform emission tests at the location until June 8, 2007.

The total amount of compensation to the Company for all rights to the Lawrenceville property is $330,000. The Company received the balance due of $120,400 from Gwinnett County in September 2008.

Note 15: Estimated effects from Hurricane Ike

The Company operates 15 vehicle emissions testing and safety inspection stations in the Houston, Texas area. The affected stations began curtailing operations in preparation of the storm on September 11, 2008. No employees were injured in the storm, and none of the facilities sustained any significant damage. The majority of the stations had power and were open within ten days after the storm and all stations had power and were operating by September 29, 2008. The Company estimates the loss of revenues to be less than $80,000. The Company’s property insurance programs provided comprehensive coverage for wind damage. The loss, including deductibles paid by the Company resulting from Hurricane Ike is estimated to be less than $50,000.

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

Overview

As of September 30, 2008 we operated 43 vehicle emissions testing stations and four mobile units in five separate markets, Atlanta, Georgia; Dallas-Ft. Worth, Texas; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah. Since December 31, 2007, we opened one new store in Houston and three in St. Louis. In July 2008, we closed 8 of the twelve new stores that we had opened in the Greater Dallas-Ft. Worth area since December 31, 2007. In September 2008, we closed one store in the Atlanta area.

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

We have undertaken cost containment and customer service initiatives over the past twelve months that have resulted in an increase in same store operating margins from 18.3% to 23.2% during the nine months ended September 30, 2008 over the comparable period. We expect our revenue to increase in 2008 but our overall store operating margins and overall profitability may be adversely affected in 2008 as we expect the new emissions testing stations to operate at a loss until we can add a sufficient number of customers which will allow each new store to break even.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 were as follows:

	Three Months Ended September 30		Percentage
	2008	2007	Change
Revenue	$2,586,258	$2,524,988	2.4%
Cost of emission certificates	534,494	628,807	(15.0)%
Store operating expenses	1,630,224	1,398,204	16.6%
General and administrative expenses	439,285	482,121	(8.9)%
(Gain)/loss from disposal of non-strategic assets	(51,471)	—	N/A

Income from operations	$33,726	$15,856	112.7%

Revenue. Revenue increased $61,270 or 2.4% to $2,586,258 in the three months ended September 30, 2008 compared to $2,524,988 in the three months ended September 30, 2007. The increase in revenue over the comparable period was primarily due to an increase of $236,341 from new stores that were not open for the entire comparable period in the prior year, offset by a decrease in same store sales of $173,411 or (6.9%). The decrease in same store sales is partially attributable to the effects of Hurricane Ike and the general economic environment in the United States.

Cost of emission certificates. Cost of emission certificates decreased $94,313 or (15.0%) in the three month period ended September 30, 2008 and was $534,494 or 20.7% of revenues, compared to $628,807 or 24.9% of revenues in the three months ended September 30, 2007. The decrease in the cost of emission certificates was primarily due to a $158,328 decrease in same store certificate costs. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 per test on October 1, 2007, the effects of Hurricane Ike and the general economic environment in the United States. The decrease in the cost of emissions certificates was offset by additional certificates issued in the amount of $64,015 at our new stores.

Store operating expenses. Store operating expenses increased $232,020, or 16.6% in the three month period ended September 30, 2008 and was $1,630,224 or 63.0% of revenues, compared to $1,398,204 or 55.4% of revenues in the three month period ended September 30, 2007. The increase was mainly attributable to $237,408 in new store operating expenses. The increase was offset by a decrease of $6,003 in same store operating expenses.

General and administrative expenses. Our general and administrative expenses decreased $42,836 or 8.9% to $439,285 in the three month period ended September 30, 2008 from $482,121 in the three month period ended September 30, 2007. The increase in general and administrative expenses was primarily due to decreases in legal and accounting fees.

(Gain)/loss from disposal of non-strategic assets. For the three months ended September 30, 2008, the Company recognized a gain of $51,471 from the disposal of non-strategic assets and did not realize a gain or loss in the three months ended September 30, 2007.

Other income, interest expense, net income and earnings per share. Our other income, interest expense, net income and earnings per share for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is as follows:

	Three Months Ended September 30
	2008	2007
Income from operations	$33,726	$15,856

Other income	226	2,002

Interest expense	(9,183)	(1,041)

Net income	$24,769	$16,817

Basic net income per share	$0.00	$0.01

Diluted net income per share	$0.00	$0.00

Weighted average shares outstanding, basic	5,162,108	3,173,685

Weighted average shares outstanding, diluted	9,439,606	7,452,695

The Company incurred higher interest expense during the three months ending September 30, 2008 as a result of higher average debt under equipment financing agreements and capital leases outstanding than the comparable period ending September 30, 2007.

During the three months ended September 30, 2008, we had net income of $24,769 or $0.00 per weighted-average share-basic and diluted. During the three months ended September 30, 2007, we reported net income of $16,817 or $0.01 per weighted-average share-basic and $0.00 per weighted-average share - diluted.

Nine Months Ended September 30, 2008 and 2007

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and income from operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were as follows:

	Nine Months Ended September 30		Percentage
	2008	2007	Change
Revenue	$7,679,119	$7,406,415	3.7%

Cost of emission certificates	1,649,562	1,831,587	(9.9)%

Store operating expenses	4,951,355	4,284,209	15.6%

General and administrative expenses	1,427,368	1,210,034	18.0%

(Gain)/loss from disposal of non-strategic assets	(51,471)	11,735	538.6%

Income (loss) from operations	$(297,695)	$68,850	(532.4)%

Revenue. Revenue increased $272,704 or 3.7% to $7,679,119 in the nine month period ended September 30, 2008 compared to $7,406,415 in the nine months ended September 30, 2007. The increase in revenue over the comparable period was primarily due to an increase of $651,026 from new stores that were not open for the entire comparable period in the prior year, offset by the loss of $70,418 in revenue from the closure of our Lawrenceville, Georgia store in 2007 where Gwinnett County acquired the property for a road widening project and a decrease in same store sales of $307,904 or (4.2%)

Cost of emission certificates. Cost of emission certificates decreased $182,025 or (9.9%) in the nine month period ended September 30, 2008 and was $1,649,562 or 21.5% of revenues, compared to $1,831,587 or 24.7% of revenues in the nine months ended September 30, 2007. The decrease in the cost of emission certificates was primarily due to a $356,598 decrease in same store certificate costs and a $19,009 decrease in certificate costs from the closure of the Lawrenceville store discussed above. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 per test on October 1, 2007. The decrease in the cost of emissions certificates was offset by additional certificates issued in the amount of $193,582 at our new stores.

Store operating expenses. Store operating expenses increased $667,146, or 15.6% in the nine month period ended September 30, 2008 and was $4,951,355 or 64.5% of revenues, compared to $4,284,209 or 57.8% of revenues in the nine month period ended September 30, 2007. The increase was mainly attributable to $933,777 in new store operating expenses. The increase was offset by a decrease of $242,736 in same store operating expenses and a decrease of $23,895 resulting from the closure of the Lawrenceville store.

General and administrative expenses. Our general and administrative expenses increased $217,334, or 18.0% to $1,427,368 in the nine month period ended September 30, 2008 from $1,210,034 in the nine month period ended September 30, 2007. The increase in general and administrative expenses was primarily due to increases in legal and accounting fees related to the filing of an updated registration statement, Sarbanes Oxley compliance costs, share based compensation expense and investor relations activities.

(Gain) loss from disposal of non-strategic assets. For the nine months ended September 30, 2008, the Company recognized a gain of $51,471 from the disposal of non-strategic assets compared to a loss of $11,735 in the nine months ended September 30, 2007.

Other income, interest expense, net income (loss) and earnings per share. Our other income, interest expense, net income (loss) and earnings per share for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is as follows:

	Nine Months Ended September 30
	2008	2007
Income (loss) from operations	$(297,695)	$68,850

Other income	1,346	3,092

Interest expense	(28,160)	(5,565)

Net income (loss)	$(324,509)	$66,377

Basic net income (loss) per share	$(0.06)	$0.02

Diluted net income (loss) per share	$(0.06)	$0.01

Weighted average shares outstanding, basic	5,162,108	3,051,881

Weighted average shares outstanding, diluted	5,162,108	7,330,940

The Company incurred higher interest expense during the nine months ending September 30, 2008 as a result of higher average debt under equipment financing agreements and capital leases outstanding than the comparable period ending September 30, 2007.

During the nine months ended September 30, 2008, we incurred a net loss of $324,509 or ($0.06) per weighted-average share-basic and diluted. During the nine months ended September 30, 2007, we reported net income of $66,377 or $0.02 per weighted-average share basic and $0.01 per weighted-average share-diluted.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $197,953 during the nine months ended September 30, 2008 primarily as a result of additional capital and operating expenditures associated with our new stores opened in Texas and Missouri. As we continue to implement our growth strategy, we anticipate an increase in our net operating cash flow on a long-term basis, but with the increased costs of expanding our operations, we may not achieve positive operating cash flows on a consistent basis during 2008. The Company has funded operations and our investment in new stores primarily through the issuance of equity securities, equipment leases and cash provided by operations. In the future, we may continue to issue our equity securities in order to raise additional capital to fund expansion and working capital needs. If we are unsuccessful in obtaining additional sources of debt or capital and if the new stores do not reach sufficient levels of tests to achieve profitability in the short-term, we may have to close some of the recently opened stores within the next six months. We continually assess store profitability and may close non-profitable or poor performing stores.

Cash Requirements

For the nine months ended September 30, 2008, our net cash used in operating activities was $95,974 compared to net cash provided by operations of $352,834 in the nine months ended September 30, 2007. Negative operating cash flows during the nine months ended September 30, 2008 were primarily created by a net loss of $324,509, a decrease of $138,166 in accounts payable and accrued liabilities, a increase in other assets of $3,750, a decrease in other liabilities of $7,169 and a gain from disposal of non-strategic assets of $51,471, offset by depreciation and amortization of $256,340, a decrease in other current assets of $31,329 and share based compensation expenses of $141,422. Because of our growth strategy, we do not have an opinion as to how indicative these results will be of future results.

Net cash provided by operating cash flows during the nine months ended September 30, 2007 was $352,834 and was primarily created by net income of $66,377, a decrease in other current assets of $40,417, depreciation and amortization of

$199,481, losses recognized from the sale of non-strategic assets of $11,735 and share based compensation expenses of $98,149, partially offset by a decrease of $41,388 in accounts payable and accrued liabilities and an increase in other assets of $21,937.

Sources and Uses of Cash

Overall net cash flow from operations may be adversely affected in 2008 and 2009 by the working capital needs of the new emissions testing stations in Dallas and St. Louis opened during December 2007 and during the first quarter of 2008. However, we do seek to effectively manage expenses associated with our existing operations and working capital to mitigate the adverse impact our growth initiatives are expected to have on our operational cash flow.

Net cash used in investing activities was $64,520 for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $72,603 for the nine months ended September 30, 2007. The net cash used in investing activities during the nine months ended September 30, 2008 was related to capital expenditures for new stores in the amount of $184,927, offset by $120,407 in proceeds received from asset sales relating to closed stores. The net cash provided by investing activities during the nine months ended September 30, 2007 was due to proceeds of $211,094 received from the sale of equipment and our Lawrenceville, Georgia location to Gwinnett County for a road widening project, offset by capital expenditures for new stores and the purchase of new equipment in the amount of $138,491.

Net cash provided by (used in) financing activities was ($37,459) and $200,908 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we made payments of $26,994 and $10,465 on capital leases and debt, respectively. Net cash provided by financing activities during the nine months ended September 30, 2007 was due to the sale of common stock of $319,072, and for the payment of debt and capital leases in the amount of $111,747 and $6,417, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of September 30, 2008, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

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

SPEEDEMISSIONS, INC.

Date: November 10, 2008	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: November 10, 2008	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer