Form 10-K
period 2008-12-31
SPEEDEMISSIONS INC
filed 2009-03-30
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number: 000-49688

Speedemissions, Inc.

(Exact name of registrant as specified in its charter)

Florida	33-0961488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Tyrone Road, Suite 220

Tyrone, Georgia 30290

(Address of principal executive offices)

Registrant’s telephone number (770) 306-7667

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001	Over the Counter: Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐  No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $619,453.

As of March 17, 2009, 5,162,108 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2009 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

Speedemissions, Inc.

FORM 10-K

For the fiscal year ended December 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, continuation of our stock repurchase program, cash requirements and the amounts and uses of cash and working capital that we expect to generate, as well as statements involving trends in the security risk management market and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. In 2008, we performed over 357,000 emissions tests and safety inspections. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). As of February 28, 2009, we operated 39 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services. We are a single segment company in emissions testing and safety inspection. None of our 123 employees are represented by a union.

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003.

Our Typical Testing Center

Our testing centers generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. The typical testing center is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so vehicles can “drive-through” the facility. We also have structures that resemble a bank drive-through facility. We are creating brand awareness in our current testing stations through standard building style and façade, consistent color schemes, signs, and employee uniforms, and we advertise in select local markets. Computerized testing systems are located in each building to test vehicle emissions and safety, if applicable in that state. We purchase or lease these computerized testing systems from state approved equipment vendors.

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 am and 6:00 pm, and from 8:30 am to 5:00 pm on Saturdays. We operate some stations on Sundays in Texas. The average emissions test in Georgia takes approximately 8 to 12 minutes to complete. In Texas, Missouri and Utah, because of the safety inspection, the completion time is slightly longer. In addition, we do a limited amount of oil changes in four of our fifteen Texas locations.

There are two types of primary emissions tests that are performed, the Accelerated Simulated Model (ASM) and the On-Board Diagnostic (OBD). In selected markets a vehicle safety inspection is required to be performed. These tests apply to vehicles generally manufactured from 1983 through 2004, depending on the state. The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. We generally operate two or three testing lanes at each testing center depending upon the size of the building. We typically lease the land and the building from the property owners, however we have constructed several buildings on land leases in the past.

In our Atlanta, Georgia locations, under the guidelines of the Georgia Clean Air Force program the mobile vehicle emission testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have four mobile units and they serve the automobile fleets of the federal, state, and local governments. Also, all used cars, prior to being re-sold, must have a vehicle emission test, and thus we serve selected new and used car dealers throughout the greater Atlanta market with these mobile units.

Expansion of Business

Since our incorporation, we have grown as a result of comparable store sales growth, new store openings and strategic acquisitions. We have acquired some of our well-known, well-established competitors in the Atlanta, Georgia, Houston, Texas and Salt Lake City, Utah trade areas since our incorporation. We last acquired a competitor in 2005. Our acquisitions in 2005 included Mr. Sticker, Inc. in Houston which began testing in 1985 and Just Inc. (Just Emissions) in Salt Lake City which began testing in 1993.

In November 2007, we began expanding our operations into Dallas, Texas and St. Louis, Missouri. Our original plans for expansion into these markets encompassed opening a total of twelve stations in Dallas located within Sears Auto Centers and three stand-alone stations in St. Louis by June 30, 2008. All three St. Louis stores were open as of December 31, 2008 and we have plans to open one additional store in St. Louis during 2009. During 2008, we closed eight of the twelve stores located in Dallas within Sears Auto Centers due to low test volumes. On January 5, 2009, the Company closed the 4 remaining vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. Each of the twelve stores had been operating less than 13 months. Based on the Company’s analysis of 2008 test volumes at each of the stores closed, we believed we could not generate enough test volume over time to produce a reasonable expectation of positive cash flow.

We continually reassess our store rollout plans based on numerous factors including the overall environment of the emissions testing industry, our access to working capital and external financing, general economic conditions and the availability of suitable locations. This growth may be curtailed if we do not have adequate working capital, access to financing, as a cost containment initiative, or if we are unable to obtain the standard emission and safety station licensing approval from the respective state regulatory agencies for each location.

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

On July 31, 1998, the EPA issued a final study that concluded that more stringent air quality standards for motor vehicle emissions are needed, and that such standards should be implemented as it becomes technologically feasible and cost-effective to do so. We believe that the setting of such standards will be the most important EPA regulatory initiative affecting motor vehicles since the passage of the 1990 Amendments. We believe that the EPA study is likely to result in more stringent standards that will have the effect of increasing the number of areas that must implement emissions testing programs and thereby potentially increasing the market for our service. On February 28, 2006, the EPA proposed new standards that would establish stringent new controls on gasoline passenger vehicles to further reduce emissions of mobile source air toxins.

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

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to the State of Georgia, there were approximately 800 licensed test sites, and approximately 2,473,000 tests were performed in Georgia under the Georgia Clean Air Force Program during the calendar year 2007.

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

Emissions Testing and Safety Inspections in the State of Texas

The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of January 2009, 17 counties are subject to enhanced vehicle emissions testing in Texas including the greater metropolitan areas of Dallas – Ft. Worth, Houston, Galveston, Austin and El Paso. The rules are set forth in § 114.50 of the Texas Administrative Code.

The testing program is integrated with the annual safety inspection program, both of which are operated by the Texas Department of Public Safety in conjunction with the Texas Commission on Environmental Quality. Vehicles two to twenty-four years old are subject to vehicle emissions testing in Texas. The emissions tests conducted are the same as in Georgia, and Utah with 1996 and newer models subject to the OBD test and 1995 and older models subject to the ASM test. The fees in greater Houston are set at a maximum of $39.75 for the emissions test and safety inspection, with $27.25 allocated for an ASM or an OSD emissions test and $12.25 allocated for the safety inspection. The operator is charged $8.25 for the ASM sticker, $14.25 for the OBD sticker. Vehicles are required to be tested on an annual basis, with an annual exemption for the two most recent model years. According to the American Automobile Motor Vehicle Association, there are approximately 4.6 million eligible vehicles in the state.

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

Emissions Testing and Safety Inspections in the State of Utah

The state of Utah allows a hybrid of the centralized and decentralized programs where the state operates a select number of emissions testing and safety inspection centers while authorizing those businesses such as an automotive repair shop, automobile dealers and others to conduct emissions testing and safety inspections. The Department of Health for each county manages emission testing and the Utah Highway Patrol manages safety inspection program. The emissions tests conducted are the same as in Georgia and Texas. We charge $38.00 for the emissions test in Salt Lake County and $25 in Weber County where the maximum fee is $25. Depending on the location of the testing center, a fee of $1.80 is remitted to Salt Lake County and $3.00 to Weber County. We charge $17 for the safety inspections in both counties and a fee of $2.00 is remitted to the Utah Highway Patrol per safety inspection.

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

Operating Strategy

Our operating strategy focuses on (a) increasing the number of sites we operate in a given market, (b) increasing the volume of business at each site, (c) creating brand awareness for our services, and (d) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•	Seek to secure and maintain multiple stations at well-traveled intersections and other locations that are easily reachable by our customers;

•	Coordinate operations, training and a local outreach program in each market to enhance revenue and maximize cost efficiencies within each market;

•	Implement regional management and marketing initiatives in each of our markets;

•	Seek to acquire existing testing sites where significant volume potential exists;

•	Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers; and

•	Seek to expand the use of our mobile vehicle testing units by bidding on federal, state, and local governments for their fleet vehicles, as well as corporate accounts and automotive dealerships.

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

Intellectual Property

We have registered the trade names “Speedemissions”, “Mr. Sticker” and “Just Emissions” in the United States. We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

Competition

The emissions testing and safety inspection industry is full of small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations may offer this service. There are no national competitors at this time. We expect competition from local operators at all of our locations. We expect such competition whenever and wherever we open or acquire a station. Our market share is too small to measure. Our revenue from emissions testing is affected primarily by the number of emissions and safety tests our stations perform, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce our fees to $20.00 in some of our Atlanta stations. We intend to compete by creating brand awareness through advertising, a standard building style and facade, a consistent color scheme and uniform and improving the customer experience. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

We currently have 123 employees. Of these 123 employees, seven are employed in full time administrative positions at our headquarters, including our Chief Executive Officer, Richard A. Parlontieri, while 116 are employed on-site at our testing locations. 109 of our employees are full-time, while 14 are employed on a part-time basis.

Available Information

Our internet address is www.speedemissions.com. We make available free of charge through links on our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Recent Corporate Developments

Since December 31, 2008, we have closed 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. The Company had previously announced the closing of 8 similar stores on July 18, 2008. Each of the twelve stores had been operating less than 13 months. Based on the Company’s analysis of 2008 test volumes at each of the 4 stores closed, the Company believes they could not generate enough test volume over time to produce a reasonable expectation of positive cash flow.

The Company repositioned all of the equipment used at these 4 locations to existing Company stores in other markets. The results of operations for the 12 closed stores were recorded as discontinued operations and had revenues of $242,025 and $7,402 and an operating loss of $360,975 and $59,722 during the years ended December 31, 2008 and 2007, respectively.

Item 1A. Risk Factors

Current economic conditions, including recent disruptions in the financial markets, may adversely affect our industry, business and results of operations, our ability to obtain financing on reasonable and acceptable terms to expand our operations and the market price of our common stock.

The United States economy is currently undergoing a significant slowdown, which some observers view as a recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future. The emissions testing and safety inspection industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions and its impact on the automotive industry as a whole. Declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending continues to decrease, this may result in fewer sales of used automobiles that are subject to emissions and safety testing.

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity, financial condition and ability to expand our operations. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

Our limited operating history and losses to date make it difficult to evaluate our business. We have incurred net losses of $495,776 and $264,232 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had cash on hand of $512,492, working capital deficit of $161,771, an accumulated deficit of $12,525,668 and total shareholders’ equity of $3,231,930. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 3,379,361 shares of our common stock as of December 31, 2008. Upon exercise of all outstanding warrants at exercise prices between $0.30 and $0.90 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited and its affiliates could own up to 10,056,859 shares of our common stock. Barron Partners LP (“Barron”) could acquire up to 31,481,930 shares of our common stock upon the exercise of outstanding warrants at exercise prices between $0.30 and $0.90 per share and the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market it could have a negative impact on our stock price.

There is an extremely limited market for our stock.

There is an extremely limited trading market for our common stock. Although our common stock is quoted on the OTC Bulletin Board, there are very few trades of our shares. Currently, there are no consistent market makers in our common stock. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development and maintenance of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers on the OTC Bulletin Board are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our losses from operations for each of the past three years, the large number of shares reserved for issuance upon exercise of existing warrants or options or the conversion of outstanding shares of preferred stock, and the small size of our company mean that there can be no assurance of an active and liquid market for our common stock developing in the foreseeable future. Even if a market develops, we cannot assure you that a market will continue, or that shareholders will be able to resell their shares at any price. You should carefully consider the limited liquidity of your investment in our common stock.

Our near term growth is expected to be financed through limited cash flows from operations.

Our growth in 2009 is expected to be limited to one or two new stores and it will be financed through limited cash flows from operations. We cannot be certain that we will be successful in generating sufficient cash flows from operations to significantly expand our operations. Our growth and expansion may be curtailed if we are unable to generate sufficient cash flows to fund the growth and expansion.

We may have to pay a substantial amount of liquidated damages to a single shareholder if we fail to maintain certain requirements.

If we fail to maintain a majority of independent directors on our board and a majority of independent directors on both our Audit Committee and Compensation Committee, then we must pay to Barron an amount equal to 24% of the purchase price of $6,615,000 for the Series B Convertible Preferred Stock and common stock warrants per annum, payable monthly. For every month the majority of our board or any of our committees is not independent, we must pay Barron liquidated damages in the amount of $132,300. Currently we have a majority of independent directors on our board.

If we fail to maintain the effectiveness of a resale registration statement for the shares held by Barron, without Barron’s consent, then we must pay to Barron in the form of shares of Series B Convertible Preferred Stock an amount equal to 24% of the purchase price of $6,615,000 paid by Barron for the Series B Convertible Preferred Stock and common stock warrants per annum for each day the resale registration is not effective. For example, if we fail to maintain the effectiveness of the resale registration statement for a period of 30 days, we must issue to Barron approximately 49,315 shares of Series B Convertible Preferred Stock which would convert to approximately 372,822 shares of our common stock.

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

Barron may acquire 18,760,000 shares of common stock upon conversion of 2,481,482 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion unless such restriction is waived or amended by Barron and the holders of a majority of the outstanding common stock who are not affiliates. In addition, Barron may acquire 12,587,431 shares of common stock upon the exercise of warrants at exercise prices between $0.30 and $0.90 per share. However, Barron is restricted from exercising any portion of the common stock warrants (except as described below) which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless such restriction is waived or amended by Barron and the holders of a majority of the outstanding common stock who are not affiliates. Barron’s Common Stock Purchase Warrant “AA-5” gives Barron the ability to revoke this ownership restriction upon 61 days prior notice from Barron to Speedemissions. If the restrictions relating to the warrants are waived, amended or revoked, as the case may be, Barron could control approximately 77% of outstanding shares of common stock based on number of outstanding shares as of February 28, 2009.

We depend upon government laws and regulations that may be changed in ways that may impede our business.

Our business depends upon government legislation and regulations mandating air pollution controls. At this point, Georgia, Missouri, Texas and Utah laws are especially important to us because all of our existing emissions testing services are conducted in those states. Changes in federal or state laws that govern or apply to our operations could have a materially adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedures in our markets. For example, Georgia law could be changed so as to require that vehicles in the state be tested every other year, as opposed to every year. Such a change would reduce the number of vehicles that need to be tested in any given year and such a reduction would have a material adverse effect on our revenues in Georgia. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing. We cannot be assured that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing industry generally or, specifically, on our business.

We may be unable to effectively manage our growth and operations.

The management of our expansion will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel as needed in order to effectively manage our expected growth and expansion. Failure to successfully manage our expected growth and development and difficulties in managing additional emissions testing and safety inspection stations could have a material adverse effect on our business and the value of our common stock.

Our strategy of acquiring and opening more testing stations may not produce positive financial results for us.

Our strategy of acquiring and opening more emissions testing stations in the greater Atlanta, Houston, Salt Lake City, and St. Louis areas is subject to a variety of risks, including the:

•	Inability to find suitable acquisition candidates;

•	Failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approvals or consents;

•	Difficulty in integrating the operations, systems and management of our acquired stations and absorbing the increased demands on our administrative, operational and financial resources;

•	Failure to attract customers to new or acquired testing facilities;

•	Loss of key employees;

•	Reduction in the number of suitable acquisition targets resulting from potential industry consolidation;

•	Inability to negotiate definitive purchase agreements on satisfactory terms and conditions;

•	Increases in the prices of sites and testing equipment due to increased competition for acquisition opportunities or other factors; and

•	Inability to exit lease contracts or sell any non-performing stations or to sell used equipment.

Our failure to successfully address these risks could have a material adverse effect on our business and impair the value of our common stock.

Because the emissions testing and safety inspection industry is highly competitive, we may lose customers and revenues to our competitors.

Our testing stations face competition from other emissions testing and safety inspection operators that are located near our sites. The markets we operate in are highly fragmented and our competitors generally consist of independent auto repair service providers, service stations, oil and tire repair stores and independent test-only facilities that may only operate a single station. We estimate our total number of competitors to be several thousand across all the markets in which we operate. For example, the 2007 list of licensed testing sites provided by the State of Georgia contains approximately 800 licensed test sites. We expect such competition whenever and wherever we open or acquire a station. Our revenue from emissions testing and safety inspections is affected primarily by the number of vehicles our stations service, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce our fees to $20.00 in some of our Atlanta stations. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues. A decrease in testing volume as the result of competition or other factors could materially impair our profitability and our cash flows, thereby adversely affecting our business and the value of our common stock.

The loss of Richard A. Parlontieri, our President and Chief Executive Officer, and the inability to hire or retain other key personnel, would adversely affect our ability to manage and control our business.

Our business now depends primarily upon the efforts of Mr. Richard A. Parlontieri, who currently serves as our President and Chief Executive Officer. We believe that the loss of Mr. Parlontieri’s services would have a materially adverse effect on us. In this regard, we note that we have entered into a rolling three-year employment agreement with Mr. Parlontieri. We maintain key-man life insurance on Mr. Parlontieri.

As our business grows and expands, we will need the services of other persons to fill key positions in our company. We may not be able to attract, or retain, competent, qualified and experienced individuals to direct and manage our business due to our limited resources. The absence of skilled persons within our company will have a materially adverse effect on us and the value of our common stock.

Our largest shareholder controls our company, allowing it to direct the company in ways that may be contrary to the wishes of other shareholders.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliate, owned approximately 67% of our outstanding common shares and control approximately 82% of our outstanding voting securities as of February 28, 2009. They have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

There are a large number of outstanding warrants, options and preferred stock which if exercised or converted will result in substantial dilution of the common stock.

As of February 28, 2009, there were 5,162,108 shares of common stock outstanding. If all warrants and options outstanding as of February 28, 2009 are exercised and all preferred stock are converted to common stock, there will be 49,426,452 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectation, which could result in substantial losses for investors.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A and the following factors may affect our operating results:

•	Quarterly variations in operating results;

•	Any significant sale of stock or exercise of warrants by any of our existing shareholders;

•	Announcements by us or our competitors of new products, significant contracts, acquisitions or strategic relationships;

•	Publicity about our company, management, products or our competitors;

•	Additions or departures of key personnel;

•	Regulatory changes affecting the price we are allowed to charge or the fee required to be remitted to the state;

•	Reduced commercial or consumer spending due to the current economic slowdown in the United States;

•	Any future sales of our common stock or other securities; and

•	Stock market price and volume fluctuations of publicly traded companies.

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

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Seasonality

Our business is affected by seasonality in Missouri and Utah, which historically has resulted in lower sales volume during the winter months of inclement weather in our first and fourth quarters. Prior quarterly results are not indicative of first or fourth quarter results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2008 and a report by our independent registered public accounting firm that attests to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2009. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and a training classroom with a term that expires on April 30, 2011. The lease automatically renews for additional 2-year renewal periods unless either party gives ninety-day notice of non-renewal.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis, Houston, and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 43 stores as of December 31, 2008:

Location	Number of Stores
Georgia	13
Missouri	3
Texas	19
Utah	8

Total	43

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our shareholders during the fourth quarter of 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$0.39	$0.25
Second Quarter	$0.35	$0.18
Third Quarter	$0.50	$0.17
Fourth Quarter	$0.26	$0.20

Fiscal year ended December 31, 2008:
First Quarter	$0.25	$0.07
Second Quarter	$0.13	$0.07
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.07	$0.05

Fiscal year ended December 31, 2009:
First Quarter (Through February 28)	$0.07	$0.02

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

Holders

As of December 31, 2008 and February 28, 2009, there were 5,162,108 shares of our common stock issued and outstanding, held by approximately 100 shareholders of record. As of December 31, 2008 and February 28, 2009, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders. As of December 31, 2008 and February 28, 2009, there were 2,481,481 shares of our Series B Convertible Preferred Stock issued and outstanding held of record by one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of February 28, 2009, we have issued and outstanding options to acquire 79,525 shares of our common stock under the plan at prices ranging from $2.00 to $5.15 per share, and we have issued 5,000 shares of common stock under the plan.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorized us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan. As of February 28, 2009, under the 2005 Restated Plan we have issued 271,000 options at an exercise prices ranging from $0.50 to $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of February 28, 2009, under the 2006 Plan we have 1,905,533 options issued and outstanding at exercise prices ranging from $0.50 to $0.58 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of February 28, 2009, under the 2008 Plan, we have 3,538,500 issued and outstanding options at exercise prices ranging from $0.125 to $0.07 per share.

As of December 31, 2008, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,781,558	$0.34	1,616,938

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,781,558	$0.34	1,616,938

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All sales of unregistered securities for the past two years have been previously reported on either Form 10-KSB, Form 10-QSB, Form 10-Q, Form 10-K or Form 8-K filed with the Securities and Exchange Commission.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As of December 31, 2008 we operated 43 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, greater Atlanta, Georgia; St. Louis, Missouri; Dallas, Texas; Houston, Texas and greater Salt Lake City, Utah. On January 5, 2009, we exited the Dallas market and closed four stores in the area.

We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards as determined by each state. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

We charge a fee for each test, whether the vehicle passes or not, and a portion of that fee is remitted to the state governing agency.

Results of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, (gain)/loss from disposal of non-strategic assets and operating loss for the year ended December 31, 2008 as compared to the comparable period ended December 31, 2007 were as follows:

	Year Ended December 31,		Percentage Change
	2008	2007
Revenue	$9,779,942	$9,654,843	1.3%
Cost of emission certificates	2,097,940	2,312,270	(9.3)%
Store operating expenses	6,061,774	5,697,517	6.4%
General and administrative expenses	1,768,519	1,832,008	(3.5)%
(Gain)/loss from disposal of non-strategic assets	(48,668)	11,735	514.7%

Operating loss	$(99,623)	$(198,687)	(49.9)%

Revenue. For the year ended December 31, 2008, revenue increased $125,099 or 1.3% to $9,779,942 compared to $9,654,843 in the prior year. The increase in revenue was primarily due to additional revenue of $588,535 generated from new stores. We experienced a decrease in revenue from same store sales of (3.4%) or $316,142 and a decrease of $147,294 resulting from the closure of two stores closed in 2007 and 2008.

Cost of emission certificates. Cost of emission certificates decreased $214,330 or (9.3%) to $2,097,940 in the year ended December 31, 2008 and was 21.5% of revenues, compared to $2,312,270 and 23.9% of revenues, during 2007. The decrease in the cost of emission certificates was primarily due to a $307,494 decrease in same store certificates and a $62,613 decrease in certificate costs from the closure of two stores. The decrease in same store certificate costs mainly resulted from a decrease in the per certificate cost of our Georgia certificates, which decreased from $6.95 to $4.02 on October 1, 2007. The decrease in the cost of emission certificates was offset by additional certificates purchased for our new stores in the amount of $156,044.

Store operating expenses. Our store operating expenses increased $364,257 or 6.4% to $6,061,774 in the year ended December 31, 2008 and was 62.0% of revenues, compared to $5,697,517 or 59.0% of revenues during 2007. The increase in store operating expenses was primarily due to new store operating expenses of $620,207. The increase in store operating expenses was partially offset by a (2.5%), or $134,010 reduction in same store operating expenses and a decrease of $64,777 from the closure of two stores.

General and administrative expenses. For the year ended December 31, 2008, our general and administrative expenses decreased $63,489 or (3.5%) to $1,768,519 from $1,832,008 in 2007. The decrease in general and administrative expenses was primarily due to an decrease in professional fees, consulting and investor relations expenditures of $56,787, and a decrease in advertising expenses of $11,600.

(Gain)/loss from disposal of non-strategic assets. For the year ended December 31, 2008, we recognized a gain of $48,668 from the disposal of non-strategic assets. We incurred a loss of $11,735 from the disposal of non-strategic assets in the year ended December 31, 2007.

Interest income, interest expense and loss from continuing operations and basic and diluted loss per share from continuing operations. Our interest income, interest expense, loss from continuing operations and basic and diluted loss per share from continuing operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007 were as follows:

	Year Ended December 31,		Percentage Change
	2008	2007
Interest income	$1,495	$5,994	(75.1)%
Interest expense	(36,673)	(11,817)	210.3%
Loss from continuing operations	(134,801)	(204,510)	(34.1)%

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.06)	(50.0)%

Loss from discontinued operations and loss per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the years ended December 31, 2008 and 2007 consists of the operating results for these 12 stores. Revenue in the year ended December 31, 2008 and 2007 from these stores was $242,025 and $7,402, respectively. Loss from discontinued operations was $360,975 and $59,722 in the years ended December 31, 2008 and 2007, respectively. Basic and diluted loss per share from discontinued operations was $0.07 and $0.02 in the years ended December 31, 2008 and 2007, respectively.

Net loss and basic and diluted net loss per share. Our net loss increased $231,544 or 87.6% from $264,232 in the year ended December 31, 2007 to $495,776 in 2008. Our basic and diluted net loss per share was $0.10 and $0.07 in the year ended December 31, 2008 and 2007, respectively. The increase in the net loss and net loss per share was mainly attributable to the loss from discontinued operations of $360,975 and $59,722 in the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Introduction

We currently anticipate that our existing cash and cash flow from operations will be sufficient to support our operating and investing needs for at least the next twelve months. Our cash flow from operations will benefit from the closure of the twelve stores located in Sears Auto Centers in the Dallas-Ft. Worth area. However, this depends on our ability to manage our working capital requirements and the ability of our stores to achieve or maintain positive operating cash flow. Net cash used in operating activities in 2008 was $289,293 as compared to net cash provided by operating activities of $561,966 in 2007. As we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, we may not achieve positive operating cash flow on a consistent basis.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total stockholders’ equity as of December 31, 2008 as compared to December 31, 2007 were as follows:

	As of December 31, 2008	As of December 31, 2007	Change
Cash	$512,492	$804,662	$(292,170)
Total current assets	650,183	1,030,713	(380,530)
Total assets	9,066,429	9,719,301	(652,872)
Total current liabilities	811,954	1,078,048	(266,094)
Total liabilities	1,255,153	1,566,099	(310,946)
Series A convertible preferred stock	4,579,346	4,579,346	—
Total stockholders’ equity	3,231,930	3,573,856	(341,926)

For the year ended December 31, 2008 our net cash used in operating activities was $289,293, as compared to net cash provided by operating activities of $561,966 for the year ended December 31, 2007. Negative operating cash flows during 2008 were primarily created by a net loss of $495,776. The net loss was mainly due to the loss from discontinued operations of $360,975 and new store operating losses of $356,653 incurred in the year ended December 31, 2008. Decreases in accounts payable and accrued liabilities of $282,206, other liabilities of $9,106 and a gain from disposal of non-strategic assets of $48,668 also contributed to the negative operating cash flows during 2008, offset by an decrease in other current assets of $52,888, an increase in other assets of $2,850, share based compensation expenses of $153,850 and depreciation and amortization of $336,875.

Positive operating cash flows during 2007 were primarily created by a net loss of $264,232, of which $59,722 was attributable to discontinued operations, an increase in other assets of $43,861, offset by an increase in accounts payable and accrued liabilities of $460,753, share based compensation expenses of $135,738 and depreciation and amortization of $263,603.

Inflation has not had an abnormal or unanticipated effect on our operations. Our cost of emissions certificates does not fluctuate from year to year as the fee we pay to the state or local government agency remains constant over the state’s contract period with the administrator, which is usually five to seven years.

Sources and Uses of Cash

Net cash provided by (used in) investing activities was $48,181 and ($268,190), respectively, for the years ended December 31, 2008 and 2007. Investing activities during 2008 involved primarily $102,407 received from Gwinnett County for the condemnation of our Lawrenceville, Georgia store for a road widening project in 2007, proceeds of $149,372 received from the disposal of equipment and capital expenditures related to the building of new stores and purchase of equipment for the stores in the amount of $203,598.

Investing activities during 2007 involved primarily $221,094 received from the sale of equipment and our Lawrenceville, Georgia store to Gwinnett County for a road widening project and capital expenditures related to the building of new stores and purchase of equipment for the stores in the amount of $479,284.

Net cash provided by (used in) financing activities was ($51,058) and $190,655, respectively, for the years ended December 31, 2008 and 2007. Net cash used in financing activities during 2008 was for payments on debt in the amount of $14,206 and payments on capitalized leases of $36,852. Net cash provided by financing activities during 2007 resulted primarily from $319,072 in proceeds from a private placement of the Company’s common stock, offset by payments on debt in the amount of $111,747 and payments on capitalized leases of $16,670.

Outlook

We expect to realize earnings improvement in 2009 as we have closed the twelve stores located in Sears Auto Centers in the Dallas-Ft. Worth area which lost $360,975 and $59,722 during the years ended December 31, 2008 and 2007, respectively. Additional earnings improvement is expected from a reduction in general and administrative expenses during 2009. However, these expected earnings improvements may be offset by losses from any new stores opened in 2009, a decline in existing store earnings or any unexpected general and administrative expenses that may arise during 2009.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

Item 8. Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheet of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheet of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Tauber & Balser, P. C.
Atlanta, Georgia
March 28, 2008

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2008	2007
Assets

Current assets:
Cash	$512,492	$804,662
Other current assets	137,691	226,051

Total current assets	650,183	1,030,713
Property and equipment, net	1,214,737	1,484,229
Goodwill	7,100,572	7,100,572
Other assets	100,937	103,787

Total assets	$9,066,429	$9,719,301

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$498,554	$495,503
Accrued liabilities	237,127	522,385
Current portion - capitalized lease obligations	41,962	32,325
Current portion - equipment financing obligations	16,362	14,207
Current portion - deferred rent	17,949	13,628

Total current liabilities	811,954	1,078,048

Capitalized lease obligations, net of current portion	140,897	155,961
Equipment financing obligations, net of current portion	64,431	80,792
Deferred rent	230,521	243,948
Other long term liabilities	7,350	7,350

Total liabilities	1,255,153	1,566,099

Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,749,955	15,596,105
Accumulated deficit	(12,525,668)	(12,029,892)

Total shareholders’ equity	3,231,930	3,573,856

Total liabilities and shareholders’ equity	$9,066,429	$9,719,301

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31,

	2008	2007
Revenue	$9,779,942	$9,654,843
Costs of operations:
Cost of emission certificates	2,097,940	2,312,270
Store operating expenses	6,061,774	5,697,517
General and administrative expenses	1,768,519	1,832,008
(Gain) loss from disposal of non-strategic assets	(48,668)	11,735

Operating loss	(99,623)	(198,687)

Interest income (expense)
Interest income	1,495	5,994
Interest expense	(36,673)	(11,817)

Interest, net	(35,178)	(5,823)

Loss from continuing operations	(134,801)	(204,510)
Loss from discontinued operations, no tax effect	(360,975)	(59,722)

Net loss	$(495,776)	(264,232)

Basic and diluted net loss per common share from continuing operations	$(0.03)	$(0.06)
Basic and diluted net loss per common share from discontinued operations	(0.07)	(0.02)

Basic and diluted net loss per common share	$(0.10)	$(0.07)

Weighted average common shares outstanding, basic and diluted	5,162,108	3,583,774

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Preferred Stock - Series B		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	2,481,482	$2,481	2,963,528	$2,964	$15,043,493	$(11,765,660)	$3,283,278

Compensation due to stock option grants	—	—	—	—	135,738	—	135,738

Common stock issued for private placement	—	—	2,127,150	2,127	316,945	—	319,072

Common stock issued for business acquisition	—	—	71,430	71	99,929	—	100,000

Net loss	—	—	—	—	—	(264,232)	(264,232)

Balance at December 31, 2007	2,481,482	2,481	5,162,108	5,162	15,596,105	(12,029,892)	3,573,856

Compensation due to stock option grants	—	—	—	—	153,850	—	153,850

Net loss	—	—	—	—	—	(495,776)	(495,776)

Balance at December 31, 2008	2,481,482	$2,481	5,162,108	$5,162	$15,749,955	$(12,525,668)	$3,231,930

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2008	2007
Operating activities:
Net loss	$(495,776)	$(264,232)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	336,875	263,603
(Gain) loss from disposal of non-strategic assets	(48,668)	11,735
Share based compensation expenses	153,850	135,738
Changes in operating assets and liabilities, net of acquisitions:
Other current assets	52,888	(1,121)
Other assets	2,850	(43,861)
Accounts payable and accrued liabilities	(282,206)	460,753
Other liabilities	(9,106)	(649)

Net cash (used in) provided by operating activities	(289,293)	561,966

Cash flows from investing activities:
Proceeds from asset sales	251,779	211,094
Purchases of property and equipment	(203,598)	(479,284)

Net cash provided by (used in) investing activities	48,181	(268,190)

Cash flows from financing activities:
Proceeds from sale of common stock	—	319,072
Payments on debt	(14,206)	(111,747)
Payments on capitalized leases	(36,852)	(16,670)

Net cash (used in) provided by financing activities	(51,058)	190,655

Net increase (decrease) in cash	(292,170)	484,431

Cash at beginning of year	804,662	320,231

Cash at end of year	$512,492	$804,662

Supplemental Information:

Cash paid during the period for interest	$36,702	$10,732

Non-cash Investing and Financing activities:
Equity securities issued in connection with acquisition of Just, Inc.	$—	$100,000

Non-cash asset additions for financed and capital leases	$31,425	$264,831

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

On June 30, 2005, the Company purchased all of the outstanding common stock of Mr. Sticker, Inc., (“Mr. Sticker”) a Houston, Texas, company that operated six (6) emissions testing stations in the Houston, Texas area for over 20 years. On September 8, 2005, the Company purchased all of the outstanding common stock of Just, Inc., (“Just”) a Salt Lake City, Utah company that operated eight (8) emissions testing stations in the Salt Lake City, Utah area. From the date of acquisitions until January 1, 2007, Mr. Sticker’s and Just’s financial results were consolidated as wholly owned subsidiaries. The Company merged Mr. Sticker and Just into Speedemissions effective January 1, 2007.

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). As of December 31, 2008, the Company operated 43 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Dallas and Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area.

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

As of December 31, 2008, the Company operated forty three (43) vehicle emissions testing and safety inspection stations and four (4) mobile emissions testing units in greater metropolitan areas of Atlanta, Georgia; Dallas, Texas; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah. At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Under current Georgia, Texas, Missouri, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests are not material. Accordingly, no allowance for retest is recorded by the Company.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives, as follows: buildings fifteen years; emission testing equipment, five to seven years; furniture, fixtures and office equipment, three to five years, and vehicles three years.

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

At December 31, 2008 and 2007, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was not impaired as of December 31, 2008 and 2007.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $34,967 in 2008 and $49,270 in 2007.

General and Administrative

General and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting and human relations, among others; costs associated with use by these functions of facilities and equipment, such as depreciation expense and rent; professional fees; and other general corporate costs.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements and capital lease obligations approximate carrying value based upon current borrowing rates.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Company’s net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share. Excluded from the computation of diluted loss per share were options to purchase 5,781,558 shares and 2,347,725 shares of common stock for 2008 and 2007, respectively as the effect would be anti-dilutive. Warrants to purchase 15,445,287 shares and 15,497,787 shares of common stock for 2008 and 2007, respectively were also excluded from the computation of diluted loss per share as the effect would be anti-dilutive. In addition, convertible preferred stock that is convertible into 23,037,498 common shares for 2008 and 2007 was excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We do not expect the adoption of FSP 157-2 to have material effect on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we adopted this statement on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we adopted this statement on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position or results of operations.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Accordingly, we adopted this statement on January 1, 2009. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect that this new pronouncement will have a material impact on the Company’s financial statements in future periods.

In April 2008, FASB issued FASB Staff Position on Financial Accounting Standard (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (R) “Business Combinations” and other U.S. generally accepted accounting principles. FAS 142-3 will be effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s financial statements.

In May 2008, FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). This FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. This FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. This FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company does not expect the adoption of APB 14-1 to have a material impact on the Company’s financial statements.

Note 2: Discontinued Operations

On January 5, 2009, the Company closed 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. The Company had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Each of the twelve stores had been operating less than 13 months. Based on the Company’s analysis of 2008 test volumes at each of the 4 stores closed, the Company believed they could not generate enough test volume over time to produce a reasonable expectation of positive cash flow. The Company no longer has stores in the Dallas-Ft. Worth, Texas trade area.

The Company repositioned the equipment used at the 12 stores to existing Company stores in other markets. The 12 closed stores combined had revenues of $242,025 and an operating loss of $382,321 during the year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reclassified the results of these twelve stores as discontinued operations in its Consolidated Statements of Operations for all periods presented.

The following table presents Revenue, Cost of emission certificates, Store operating expenses and Loss from discontinued operations for the 12 stores which have been reclassified to discontinued operations in the Consolidated Statements of Operations:

	December 31,
	2008	2007
Revenue	$242,025	$7,402
Cost of emission certificates	85,411	2,351
Store operating expenses	517,589	64,773

Loss from discontinued operations	$(360,975)	$(59,722)

The Company continues to operate 39 vehicle emissions testing and safety inspection stations and 4 mobile testing units in the Atlanta, Georgia; Houston, Texas; Salt Lake City, Utah; and St. Louis, Missouri markets.

Note 3: Property and Equipment

Property and equipment at December 31, 2008 and 2007 were as follows:

	2008	2007
Buildings	$485,667	$485,667
Emission testing equipment	1,816,579	1,820,256
Furniture, fixtures and office equipment	128,519	96,921
Vehicles	13,165	15,606
Leasehold improvements	254,820	262,069

	2,698,750	2,680,519
Less accumulated amortization and depreciation	1,484,013	1,196,290

	$1,214,737	$1,484,229

Depreciation and amortization expense associated with property and equipment totaled $336,875 in 2008 and $263,603 in 2007.

At December 31, 2008 and 2007, $0 and $24,948 of leasehold improvements represented capitalized leasehold construction costs for building out new stores, respectively.

No interest costs were capitalized during the years ended December 31, 2008 or 2007.

Note 4: Accrued Liabilities

Accrued liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Emissions testing equipment	$5,270	$190,175
Professional fees	83,724	184,724
Accrued payroll	60,669	117,347
Accrued store closing expenses	46,473	—
Other	40,991	30,139

	$237,127	$522,385

Note 5: Equipment Financing Agreements

On December 7, 2007 and December 19, 2007, the Company entered into sixty month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the equipment and are personally guaranteed by the President of the Company. The financing agreements bear interest at 17.35% and 10.37% per annum, respectively.

Equipment financing agreements at December 31, consisted of the following:

	2008	2007
Equipment financing agreements	$80,793	$94,999
Less current portion	16,362	14,207

Long-term portion	$64,431	$80,792

Future minimum debt payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2008:

Year Ending December 31,
2009	$26,969
2010	26,969
2011	26,969
2012	25,588

106,495
Less amounts representing interest	25,702

Present value of future minimum debt payments	80,793
Less current portion	16,362

Long-term debt	$64,431

Note 6: Income Taxes

Speedemissions adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. There has been no material adjustment to any carryforwards NOL as a result of the implementation of FIN 48.

As of December 31, 2008 and 2007, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2008, the Company had net operating loss (NOL) carry forwards of approximately $9,544,405 that may be used to offset future taxable income. If not utilized, the NOL carry forwards will expire at various dates through 2028.

Differences between the income taxes incurred for 2008 and 2007 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2008	2007
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Property and equipment	$97,000	$95,000
Other	201,000	143,000
Net operating losses	3,627,000	3,282,000

	3,925,000	3,520,000
Deferred tax liability:
Goodwill	(260,000)	(37,000)

Net deferred tax asset before valuation allowance	3,665,000	3,483,000
Valuation allowance	(3,665,000)	(3,483,000)

Net deferred tax asset	$—	$—

The valuation allowance at December 31, 2006 was $3,311,000.

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2008 and 2007, the excess of rent expense over cash payments was $248,470 and $257,576, respectively. Such amounts are included in the accompanying consolidated balance sheets.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2008:

Year Ending December 31
2009	$1,482,946
2010	1,333,482
2011	1,051,805
2012	786,288
2013	538,053
2014 and later	1,408,268

$6,600,842

Total rent expense under all operating leases totaled $1,639,132 in 2008 and $1,397,591 in 2007.

Capital Leases

The Company’s capital lease commitments relate to emission testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments. The Company’s total capital lease obligations were $182,859 and $188,286 on December 31, 2008 and 2007, respectively. The cost and accumulated depreciation of assets held under capital leases was $244,821 and $42,794, respectively as of December 31, 2008 and $213,396 and $8,409, respectively, as of December 31, 2007.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2008:

Year Ending December 31
2009	$61,479
2010	61,479
2011	59,947
2012	42,920
2013	687

226,512
Less amounts representing interest	43,653

Present value of net minimum lease payments	182,859
Less current portion	41,962

Long-term capitalized lease obligations	$140,897

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position or results of operations.

Note 8: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2008 and 2007. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, LLC held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2008 and 2007. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2008 and 2007. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2008.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Equity in the Company’s balance sheet. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA Strategic Investment Fund Ltd. that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA Strategic Investment Fund Ltd., a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000.

The carrying value of the Preferred A Stock at December 31, 2008 and 2007 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

The Company had 2,481,482 shares of Series B Convertible Preferred Stock (“Preferred B Stock”) outstanding at December 31, 2008 and 2007. Barron Partners LP (“Barron”) held 2,481,482 shares of the Preferred B Stock at December 31, 2008 and 2007. Each of the Preferred B Stock is convertible into 7.56 shares of the Company’s common stock, subject to adjustment if certain conditions are met, for a total of 18,760,000 shares of common stock. Barron is restricted from converting any portion of the Preferred B Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The Preferred B Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred B Stock, or $6,372,446 at December 31, 2008. The Preferred B Stock does not pay a dividend and has no voting rights.

In the event of liquidation, dissolution or winding up of the Company, preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

Prior to January 1, 2007, the Company had issued common stock for the repayment of promissory notes, payment for services and to qualified investors.

On September 13, 2006, the Company issued 71,430 shares of common stock valued at $100,000 to the two shareholders of Just, Inc. per the September 2005 Just, Inc, purchase agreement in which the Company was obligated to issued 142,860 shares valued at an agreed upon $200,000 to the shareholders at the date of the acquisition. The 71,430 remaining shares were issued on April 24, 2007.

On September 24, 2007, the Company issued 2,127,150 shares of its common stock pursuant to a private placement for a cash purchase price of $0.15 per share, plus the surrender of warrants to purchase 2,127,150 shares of common stock. The total offering price was $319,072. The issuance of common stock pursuant to the private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. Proceeds from the offering were used to purchase new equipment and provide working capital for new and existing stores.

In third quarter of 2007, the amended warrant agreements which modified the exercise price of GCFG and Barron’s existing outstanding warrants did not result in a charge to the Statement of Operations. The Company treated the modifications as a capital transaction as the warrants were not related to outstanding debt of the Company. The accounting effect represented a reclassification within paid-in-capital which resulted in no net change to the paid-in capital account.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 5,162,108 shares were issued and outstanding as of December 31, 2008 and 2007. The total number of shares reserved for options and warrant conversions was 21,226,845 and 17,845,512 on December 31, 2008 and 2007, respectively.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee director stock options, restricted stock awards, unrestricted stock awards and performance stock rewards. As of December 31, 2008, only stock options have been granted to employees and non-employee directors.

Under the Company’s Stock Option Plan 2001 (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. Options granted to date under this plan vested immediately, with the exception of 40,000 options that vested annually in three equal installments. The Company does not anticipate granting any options under this plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”) the Compensation Committee was authorized to grant eligible employees and non-employee directors up to 250,000 shares of the Company’s common stock. The plan provided for the automatic adjustment of the number of authorized shares to a maximum of 10% of the outstanding shares of the Company’s common stock on August 31st of each year. There were 2,892,098 and 3,034,958 common shares outstanding on August 31, 2006 and 2007, respectively. As a result, the authorized number of shares eligible to be granted was automatically increased by 39,210 and 14,286 shares on September 1, 2006 and September 1, 2007, respectively. The total authorized number of shares eligible to be granted was 289,210 and 303,496 as of December 31, 2006 and 2007, respectively. On August 26, 2008, the Company’s Board of Directors amended and restated the 2005 Omnibus Stock Grant and Option Plan (“2005 Amended Plan”). The amendment eliminated the automatic adjustment provision and limited the aggregate number of shares which may be issued or transferred as common stock pursuant to an award under the 2005 Amended Plan to a maximum of 303,496 shares of authorized common stock of the Company. Options granted under this plan generally vest annually in three equal installments.

Under the Company’s Speedemissions’ Inc. 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments.

On November 12, 2007, the Compensation Committee approved the grant of 42,000 and 50,000 stock options to employees under the 2005 Plan and 2006 Plan, respectively, at an exercise price of $0.50 per share.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (“2008 Plan”). The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan.

On May 19, 2008, the Compensation Committee approved the grant of 3,800,000 stock options to employees and directors under the 2008 Plan at an exercise price of $0.125 per share.

On November 10, 2008, the Compensation Committee approved the grant of 64,250 options to employees under the 2008 Plan at an exercise price of $0.12 per share.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,616,938 and 50,771 stock options available to be granted under these plans at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, options to purchase a total of 5,781,558 and 2,347,725, respectively, shares had been granted and were outstanding under these four plans. Options to purchase 3,505,892 and 1,623,325 common shares were exercisable as of December 31, 2008 and 2007, respectively.

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

As a result of adopting SFAS No. 123(R), the Company recorded $153,850 and $135,738 in expense during the years ended December 31, 2008 and 2007. These expenses are included in the Company’s general and administrative expenses in its Statements of Operations. In our Statements of Cash Flows, the $153,850 and $135,738 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash (used in) provided by operating activities in 2008 and 2007, respectively.

For grants issued during 2008 and 2007, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%.

	2008		2007
Risk free interest rate	(a	)	3.0%
Expected term of stock awards	2 years		2 years
Expected volatility in stock price	45.0%		45.0%
Expected dividend yield	None		None

(a)	The risk-free interest rate used was 2.42% and 1.27% for the Company’s May 19, 2008 and November 10, 2008 grants, respectively.

The following table sets forth the options granted under the various Speedemissions stock option plans as of December 31, 2008 and 2007:

	2008			2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at beginning of year	2,347,725	$0.69		2,290,625	$0.69
Granted	3,864,250	0.12	$0.03	92,000	0.50	$0.14
Expired	(430,417)	0.21		(34,900)	0.61

Options outstanding at end of year	5,781,558	$0.35		2,347,725	$0.69

Options exercisable at end of year	3,505,892	$0.49		1,637,325	$0.74

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding As of December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable As of December 31, 2008	Weighted Average Exercise Price
$0.00 - $0.49	3,525,500	9.56 years	$0.125	1,275,167	$0.125
$0.50 - $0.99	1,947,533	7.80 years	$0.58	1,922,200	$0.58
$1.00 - $1.99	229,000	6.97 years	$1.00	229,000	$1.00
$2.00 - $2.99	69,900	4.85 years	$2.48	69,900	$2.48
$3.00 - $3.99	2,625	5.88 years	$3.00	2,625	$3.00
$4.00 - $4.99	4,500	5.02 years	$4.00	4,500	$4.00
$5.00 - $5.99	2,500	5.31 years	$5.15	2,500	$5.20

$0.00 - $5.99	5,781,558	8.72 years	$0.35	3,505,892	$0.49

As of December 31, 2008, there was $61,271 of unrecognized stock-based compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of eighteen months.

The following table represents our non-vested stock options and activity for the years ended December 31, 2008 and 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2006	1,396,900	$0.17
Granted	92,000	0.14
Vested	(756,066)	0.18
Forfeited	(22,433)	0.17

Non-vested options — December 31, 2007	710,401	0.16

	Number of Options	Weighted Average Grant Date Fair Value
Granted	3,864,250	0.03
Vested	(1,892,818)	0.03
Forfeited	(406,167)	0.06

Non-vested options — December 31, 2008	2,275,666	$0.03

The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2008 and 2007, based on the Company’s closing stock price of $0.07 and $0.25, respectively. The aggregate intrinsic value of options vesting during 2008 and 2007 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model. There were no warrants granted during the years ended December 31, 2008 and 2007. The following table represents our warrant activity for the years ended December 31, 2008 and 2007:

Number of Warrants
Outstanding warrants — December 31, 2006	17,710,437
Forfeited	(2,212,650)

Outstanding warrants — December 31, 2007	15,497,787
Forfeited	(52,500)

Outstanding warrants — December 31, 2008	15,445,287

All warrants issued were fully vested within the calendar year in which they were granted. Prior to January 1, 2007, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, investors, consultants, creditors and others. The Company consummated and adopted the following plan of recapitalization effective as of the close of business on October 12, 2007. Barron surrendered all 12,587,431 of their common stock purchase warrants in exchange for 4,195,810 warrants at an exercise price of $0.90 per share, 4,195,810 warrants at an exercise price of $0.60 per share and 4,195,811 warrants at an exercise price of $0.30 per share. Global Capital Funding Group, L.P. (“GCFG”) surrendered all 2,400,000 of their common stock purchase warrants in exchange for 800,000 warrants at an exercise price of $0.90 per share, 800,000 warrants at an exercise price of $0.60 per share and 800,000 warrants at an exercise price of $0.30 per share.

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

As of December 31, 2008, warrants to purchase a total of 15,445,287 shares of common stock were outstanding at exercise prices ranging from $0.10 to $10.50. All outstanding warrants are vested, currently exercisable and expire at various dates through January 2011.

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

Arrangement with Shareholders

The Company is required to maintain a majority of independent directors on its Board of Directors and a majority of independent directors on both the Audit Committee and Compensation Committee. In addition, the Company must maintain the effectiveness of a resale registration statement for shares held by a shareholder. Failure to do so could result in liquidated damages equal to 24% of the purchase price of the Preferred B Stock and Stock Warrants.

If we fail to maintain the effectiveness of a resale registration statement for the shares held by Barron, then we may have to pay Barron in the form of shares of Preferred B Stock an amount equal to 24% of the purchase price of $6,615,000 paid by Barron for the Preferred B Stock and common stock warrants per annum for each day the resale registration is not effective.

If a person or group of persons other than GCA Strategic Investment Fund Ltd. acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA Strategic Investment Fund Ltd., we could be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of your common stock.

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price. The Company had 5,162,108 shares of common stock issued and outstanding as of December 31, 2008. As of December 31, 2008, our largest shareholder, GCA Strategic Investment Fund Ltd, and its affiliates, owned 3,379,360 shares of our common stock. GCA Strategic Investment Fund Ltd, and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon exercise of all outstanding warrants at the exercise prices ranging from $0.30 to $0.90 per share and conversion of their Preferred A Stock, GCA Strategic Investment Fund Ltd could own up to 10,056,859 shares of our common stock.

As of December 31, 2008, Barron could acquire up to 31,481,931 shares of our common stock upon the exercise of outstanding warrants at the exercise prices ranging from $0.30 to $0.90 per share and the conversion of their Preferred B Stock. In the event Barron obtains ownership of these shares, they will have the effective power to control the vote on substantially all significant matters without the approval of other shareholders.

If either of these shareholders sold a large number of shares of our common stock into the public market it would have a negative impact on our stock price.

*****

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On November 1, 2008, the Company’s independent accountant Tauber & Balser, P.C. (“T&B”) entered into an agreement with Habif, Arogeti & Wynne, LLP (“HA&W”), pursuant to which T&B combined its operations into HA&W and certain members of the T&B professional staff and shareholders joined HA&W either as employees or partners of HA&W and will continue to practice as members of HA&W. On November 1, 2008, T&B resigned as the Company’s independent accountant due to this combination. Concurrent with the resignation of T&B, the Company engaged HA&W as its independent accountant. Prior to engaging HA&W, the Company did not consult with HA&W regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of opinion that might be rendered by HA&W on the Company’s financial statements, and HA&W did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of HA&W was approved by the Audit Committee of the Company.

The report of T&B regarding the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the Company’s ability to continue as a going concern. During the years ended December 31, 2007 and 2006 and during the period from the end of the most recently completed fiscal year through November 1, 2008, the date of resignation, there were no disagreements with T&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of T&B, would have caused it to make reference to such disagreements in its reports. During the two most recent fiscal years and through November 1, 2008, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our internal controls over financial reporting were effective.

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Common Stock Purchase Warrant “AA-1” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form SB-2, File No. 333-146733)

4.4	Common Stock Purchase Warrant “AA-2” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2, File No. 333-146733)

4.5	Common Stock Purchase Warrant “AA-3” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form SB-2, File No. 333-146733)

4.6	Common Stock Purchase Warrant “AA-4” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form SB-2, File No. 333-146733)

4.7	Common Stock Purchase Warrant “AA-5” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.7 of the Registration Statement on Form SB-2, File No. 333-146733)

4.8	Common Stock Purchase Warrant “AA-6” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form SB-2, File No. 333-146733)

4.9	Common Stock Purchase Warrant “AA-7” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.9 of the Registration Statement on Form SB-2, File No. 333-146733)

4.10	Common Stock Purchase Warrant “AA-8” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.10 of the Registration Statement on Form SB-2, File No. 333-146733)

4.11	Common Stock Purchase Warrant “AA-9” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form SB-2, File No. 333-146733)

4.12	Amended and Restated Plan of Recapitalization dated October 12, 2007, with respect to Common Stock Purchase Warrants “AA-1” through “AA-9” (incorporated by reference to Exhibit 4.12 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.13	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.18	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.19	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.20	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004 and filed with the Commission on August 16, 2004)

10.8	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.9	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.10	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.11	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.12	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.13	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.15	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.16	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.17	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.18	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.19	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.20	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.21	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.22	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.23	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.24	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

16.1	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

16.2	Letter from Tauber & Balser, P.C. dated October 31, 2008 (incorporated by reference to Exhibit 16.1 to Form 8-K dated November 1, 2008 and filed with the Commission on November 1, 2008)

23.1	Consent of Habif, Arogeti & Wynne, LLP

23.2	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 30, 2009		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 30, 2009		/s/ Michael S. Shanahan
	By:	Chief Financial Officer and Chief Accounting Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Parlontieri, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Richard A. Parlontieri	Dated: March 30, 2009
By:	Richard A. Parlontieri, Director, President, and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 30, 2009
By:	Bradley A. Thompson, Director

	/s/ Ernest A. Childs	Dated: March 30, 2009
By:	Ernest A. Childs, Director

	/s/ Gerald Amato	Dated: March 30, 2009
By:	Gerald Amato, Director

	/s/ Michael E. Guirlinger	Dated: March 30, 2009
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer	Dated: March 30, 2009

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Common Stock Purchase Warrant “AA-1” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form SB-2, File No. 333-146733)

4.4	Common Stock Purchase Warrant “AA-2” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2, File No. 333-146733)

4.5	Common Stock Purchase Warrant “AA-3” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form SB-2, File No. 333-146733)

4.6	Common Stock Purchase Warrant “AA-4” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form SB-2, File No. 333-146733)

4.7	Common Stock Purchase Warrant “AA-5” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.7 of the Registration Statement on Form SB-2, File No. 333-146733)

4.8	Common Stock Purchase Warrant “AA-6” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form SB-2, File No. 333-146733)

4.9	Common Stock Purchase Warrant “AA-7” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.9 of the Registration Statement on Form SB-2, File No. 333-146733)

4.10	Common Stock Purchase Warrant “AA-8” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.10 of the Registration Statement on Form SB-2, File No. 333-146733)

4.11	Common Stock Purchase Warrant “AA-9” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form SB-2, File No. 333-146733)

4.12	Amended and Restated Plan of Recapitalization dated October 12, 2007, with respect to Common Stock Purchase Warrants “AA-1” through “AA-9” (incorporated by reference to Exhibit 4.12 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.13	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.18	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.19	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.20	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004 and filed with the Commission on August 16, 2004)

10.8	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.9	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.10	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.11	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.12	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.13	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.15	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.16	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.17	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.18	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.19	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.20	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.21	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.22	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.23	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.24	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

16.1	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

16.2	Letter from Tauber & Balser, P.C. dated October 31, 2008 (incorporated by reference to Exhibit 16.1 to Form 8-K dated November 1, 2008 and filed with the Commission on November 1, 2008)

23.1	Consent of Habif, Arogeti & Wynne, LLP

23.2	Consent of Tauber & Balser, P.C.

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer