Form 10-Q
period 2009-03-31
SPEEDEMISSIONS INC
filed 2009-05-12
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

Speedemissions, Inc.

PART I—FINANCIAL INFORMATION

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

Item 1.	Consolidated Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash	$542,769	$512,492
Other current assets	145,528	137,691

Total current assets	688,297	650,183

Property and equipment, at cost less accumulated depreciation and amortization	1,141,465	1,214,737

Goodwill	7,100,572	7,100,572

Other assets	97,937	100,937

Total assets	$9,028,271	$9,066,429

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$382,817	$498,554
Accrued liabilities	275,756	237,127
Current portion of capitalized lease obligations	43,234	41,962
Current portion of equipment financing obligations	16,953	16,362
Current portion—deferred rent	17,949	17,949

Total current liabilities	736,709	811,954

Capitalized lease obligations, net of current portion	129,600	140,897
Equipment financing obligations, net of current portion	59,964	64,431
Deferred rent	229,383	230,521
Other long term liabilities	7,350	7,350

Total liabilities	1,163,006	1,255,153

Commitments and contingencies

Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,761,792	15,749,955
Accumulated deficit	(12,483,516)	(12,525,668)

Total shareholders’ equity	3,285,919	3,231,930

Total liabilities and shareholders’ equity	$9,028,271	$9,066,429

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$2,471,942	$2,429,754

Cost of operations:
Cost of emission certificates	548,577	524,789
Store operating expenses	1,572,829	1,487,068
General and administrative expenses	301,366	485,446

Operating income (loss)	49,170	(67,549)

Interest income (expense)
Interest income	25	864
Interest expense	(7,043)	(9,534)

Interest expense, net	(7,018)	(8,670)

Income (loss) from continuing operations	42,152	(76,219)
Income (loss) from discontinued operations, net of income taxes	—	(99,413)

Net income (loss)	$42,152	$(175,632)

Basic net income (loss) per share from continuing operations	$0.01	$(0.01)

Diluted net income (loss) per share from continuing operations	$—	$(0.01)

Basic net income (loss) per share from discontinued operations	$—	$(0.02)

Diluted net income (loss) per share from discontinued operations	$—	(0.02)

Basic net income (loss) per share	$0.01	$(0.03)

Diluted net income (loss) per share	$—	$(0.03)

Weighted average common shares outstanding, basic	5,162,108	5,162,108

Weighted average common shares outstanding, diluted	9,439,606	5,162,108

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income (loss)	$42,152	$(175,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79,800	85,478
Share-based compensation	11,837	27,106
Changes in operating assets and liabilities
Other current assets	(7,837)	868
Other assets	3,000	(750)
Accounts payable and accrued liabilities	(77,109)	(108,390)
Other liabilities	(1,138)	(2,581)

Net cash (used in) provided by operating activities	50,705	(173,901)

Cash flows used in investing activities:
Purchases of property and equipment	(6,527)	(55,686)

Net cash used in investing activities	(6,527)	(55,686)

Cash flows used in financing activities:
Payments on debt	(3,876)	—
Payments on capitalized leases	(10,025)	(11,861)

Net cash used in financing activities	(13,901)	(11,861)

Net increase (decrease) in cash	30,277	(241,448)
Cash, at beginning of period	512,492	804,662

Cash, at end of period	$542,769	$563,214

Supplemental Information:
Cash paid during the period for interest	$8,211	$9,534

Non-cash investing activities:
Non-cash asset additions acquired through financing obligations and capital leases	$—	$31,425

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1: Basis of Presentation

Speedemissions, Inc. (“the Company”), a Florida corporation, operates vehicle emissions testing and safety inspection centers in four separate markets, greater Atlanta, Georgia; Houston, Texas; St. Louis, Missouri and Salt Lake City, Utah. The Company manages its operations based on these four regions and has one reportable segment. Throughout this report, the terms “we,” “us,” “our,” “Speedemissions,” and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries. As of May 4, 2009, we operated 39 vehicle emissions testing and safety inspection centers in these regions and four mobile units in the Atlanta, Georgia area.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Note 2: Summary of Significant Accounting Policies

Nature of Operations

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

The Company’s 39 emissions testing and safety inspection stations operate under the trade names Speedemissions (Georgia and Missouri), Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141R will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R became effective for us on January 1, 2009 and the adoption did not have an impact on our financial statements.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for us on January 1, 2009 and the adoption did not have an impact on our financial statements.

In June 2008, FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. FSP EITF 03-6-1 became effective for us on January 1, 2009 and the adoption did not have an impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position.

Note 3: Discontinued Operations

Discontinued operations include results attributable to 12 emissions testing and safety inspection centers that were located within Sears Auto Centers in the Dallas, Texas area. Eight of these stores were closed in July 2008 and the remaining four were closed on January 5, 2009. Loss from discontinued operations includes the historical loss from these operations.

Loss from discontinued operations:

	Three Months Ended March 31,
	2009	2008
Revenues	$—	$53,665

Loss from discontinued operations	$—	$(99,413)

Note 4: Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Building	$485,667	$485,667
Emission testing and safety inspection equipment	1,818,579	1,816,579
Furniture, fixtures and office equipment	130,870	128,519
Vehicles	3,664	13,165
Leasehold improvements	258,998	254,820

	2,697,778	2,698,750

Less: accumulated depreciation and amortization	1,556,313	1,484,013

	$1,141,465	$1,214,737

Note 5: Accrued Liabilities

Accrued liabilities at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Emissions testing equipment	$5,270	$5,270
Professional fees	89,310	83,724
Accrued payroll	94,381	60,669
Accrued store closing expenses	1,193	46,473
Other	85,602	40,991

	$275,756	$237,127

Note 6: Equipment Financing Agreements

In December 2007, the Company entered into sixty- month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the related equipment and are personally guaranteed by the President of the Company.

The Company’s equipment financing agreements consist of the following:

	March 31, 2009	December 31, 2008
Equipment financing agreements	$76,917	$80,793
Less: current portion	16,953	16,362

Long term portion	$59,964	$64,431

Note 7: Net Income (loss) Per Common Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net income (loss) per share for the three-month periods ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31
	2009	2008
Income (loss) from continuing operations (A)	$42,152	$(76,219)
Income (loss) from discontinued operations (B)	—	(99,413)

Net income (loss) (C)	$42,152	$(175,632)

Weighted average common shares—basic (D)	5,162,108	5,162,108
Effect of dilutive securities:
Diluted effect of stock options (1, 2)	—	—
Diluted effect of stock warrants (1, 2)	—	—
Diluted effect of unrestricted Preferred Series A Shares (3)	4,277,498	—

Diluted effect of unrestricted Preferred Series B Shares (4)	—	—

Weighted average common shares—diluted (E)	9,439,606	5,162,108

Income (loss) per share from continuing operations—basic (A/D)	$0.01	$(0.01)

Income (loss) per share from continuing operations—diluted (A/E)	$0.00	$(0.01)

Income (loss) per share from discontinued operations—basic (B/D)	$—	$(0.02)

Income (loss) per share from discontinued operations—diluted (B/E)	$—	$(0.02)

Net income (loss) per share—basic (C/D)	$0.01	$(0.03)

Net income (loss) per share—diluted (C/E)	$0.00	$(0.03)

(1)	Because their effects are anti-dilutive, Common Stock Equivalents of 21,153,345 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three months ended March 31, 2009.
(2)	As a result of the Company’s net loss in the three months ended March 31, 2008, aggregate Common Stock Equivalents of 17,835,512 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three months ended March 31, 2008. These Common Stock Equivalents could be dilutive in future periods.
(3)	As a result of the Company’s net loss in the three months ended March 31, 2008, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three months ended March 31, 2008. The Company reported net income in the three months ended March 31, 2009 and as a result, the 4,277,498 Common Stock Equivalents were dilutive in the three months ended March 31, 2009. These Common Stock Equivalents could be dilutive in future periods.
(4)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three months ended March 31, 2009 and 2008.

Note 8: Preferred Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock issued and outstanding as of March 31, 2009 and December 31, 2008. For financial statement purposes, the Series A convertible redeemable preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,481,482 shares Series B convertible preferred stock issued and outstanding as of March 31, 2009 and December 31, 2008.

Note 9: Share-Based Compensation

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

Stock-based compensation expense was $11,837 and $27,106 during the three months ended March 31, 2009 and 2008, respectively. In the Company’s Statement of Cash Flows, the $11,837 and $27,106 in share-based compensation expense was shown as a non-cash expense in the reconciliation of net cash provided by operating activities in the three months ended March 31, 2009 and 2008, respectively.

Stock Incentive Plans

The Company has granted options to employees and directors to purchase the Company’s common stock under various stock incentive plans. Under the plans, employees and non-employee directors are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, restricted stock units and performance awards, among others. The plans are administered by the Compensation Committee of the Board of Directors, which determines the terms of the awards granted. Stock options are generally granted with an exercise price equal to the market value of the Company’s common stock on the date of grant, have a term of ten years or less, and generally vest over three years from the date of grant.

The following table sets forth the options granted under the Company’s Stock Option Plans during the three-month period ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2008	5,781,558	$0.69
Granted	13,000	0.07	$0.02
Expired	(6,500)	0.12

Options outstanding at March 31, 2009	5,788,058	$0.35

Options exercisable at March 31, 2009	3,508,059	$0.49

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the comparable company data. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore use an expected dividend yield of 0%. The Company used the following assumptions in using the Black-Scholes option pricing model for the January 30, 2009 grant of 13,000 stock options:

Risk free interest rate	1.27%

Expected term of stock awards	2 years

Expected volatility in stock price	45.00%

Expected dividend yield	None

As of March 31, 2009, there was $49,598 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of fifteen months. There were 4,333 and 0 shares that vested during the three months ended March 31, 2009 and 2008, respectively.

There were 5,721,058 and 5,721,058 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of March 31, 2009 and December 31, 2008, respectively. There were 13,000 options granted under these plans during the three-month period ended March 31, 2009. There were no options exercised during the three month periods ended March 31, 2009 and 2008.

Stock Warrants

There were no common stock warrants granted or exercised during the three-month period ended March 31, 2009. The following table represents our warrant activity for the three month period ended March 31, 2009:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants at December 31, 2008	15,445,287	$1.40
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding warrants at March 31, 2009	15,445,287	$1.40

Note 10: Income Taxes

No provision for income taxes has been reflected for the three-month periods ended March 31, 2009 and 2008 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 11: Contingencies

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

Overview

As of March 31, 2009 we operated 39 vehicle emissions testing stations and four mobile units in four separate markets, Atlanta, Georgia; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating income (loss) for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 were as follows:

	Three Months Ended March 31		Percentage
	2009	2008	Change
Revenue	$2,471,942	$2,429,754	1.7%
Cost of emission certificates	548,577	524,789	4.5%
Store operating expenses	1,572,829	1,487,068	5.8%
General and administrative expenses	301,366	485,446	(37.9)%

Operating income (loss)	$49,170	$(67,549)	172.8%

Revenue. Revenue increased $42,188 or 1.7% to $2,471,942 in the three–month period ended March 31, 2009 compared to $2,429,754 in the three–month period ended March 31, 2008. The increase in revenue over the comparable period was primarily due to an increase of $61,414 from new stores that were not open for the entire comparable period in the prior year and an increase in same store sales of $51,435 or 2.2%, offset by a decrease of $70,660 from a store closed in September 2008. The increase in same store sales is mainly attributable to revenue growth from our newer stores that have been open for less than two years in Houston and St. Louis.

Cost of emission certificates. Cost of emission certificates increased $23,788 or 4.5% in the three-month period ended March 31, 2009 and was $548,577 or 22.2% of revenues, compared to $524,789 or 21.6% of revenues in the three-month period ended March 31, 2008. The increase in the cost of emission certificates was primarily due to a $25,961 increase in same store certificate costs and additional certificates issued in the amount of $12,276 at our new stores, offset by a decrease of $14,449 in the cost of emission certificates from a store closed in September 2008.

Store operating expenses. Store operating expenses increased $85,761 or 5.8% in the three-month period ended March 31, 2009 and was $1,572,829 or 63.6% of revenues, compared to $1,487,068 or 61.2% of revenues in the three-month period ended March 31, 2008. The increase was mainly attributable to an increase of $73,147 in same store operating expenses and from $36,848 in new store operating expenses. The increase was offset by a decrease of $27,627 from a store closed in September 2008.

General and administrative expenses. Our general and administrative expenses decreased $184,080 or 37.9% to $301,366 in the three-month period ended March 31, 2009 from $485,446 in the three-month period ended March 31, 2008. The decrease in general and administrative expenses was primarily due to decreases in legal and accounting fees and lower personnel costs.

Operating income (loss) Our operating income increased $116,719 in the three-month period ended March 31, 2009 and was $49,170 compared to a loss of $67,549 in the three-month period ended March 31, 2008.

Interest income, interest expense, ,income( loss) from continuing operations and basic and diluted earnings per share. Our interest income, interest expense, income (loss) from continuing operations and basic and diluted earnings per share for the three–month period ended March 31, 2009 as compared to the three–month period ended March 31, 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Operating income (loss)	$49,170	$(67,549)

Interest income	25	864

Interest expense	(7,043)	(9,534)

Income (loss) from continuing operations	$42,152	$(76,219)

Basic income (loss) per share from continuing operations	$0.01	$(0.01)

Diluted income (loss) per share from continuing operations	$0.00	$(0.01)

Weighted average shares outstanding, basic	5,162,108	5,162,108

Weighted average shares outstanding, diluted	9,439,606	5,162,108

The Company incurred lower interest expense during the three–month period ended March 31, 2009 as a result of lower average debt under equipment financing agreements and capital leases outstanding than the comparable period ending March 31, 2008.

Income (loss) from discontinued operations and loss per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the three-month period ended March 31, 2009 and 2008 consists of the operating results for these 12 stores. Revenue in the three-month period ended March 31, 2009 and 2008 from these stores was $0 and $53,665, respectively. Income (loss) from discontinued operations was $0 and ($99,413) in the three-month period ended March 31, 2009 and 2008, respectively. Basic and diluted income (loss) per share from discontinued operations was $0.00 and ($0.02) in the three-month period ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $30,277 during the three months ended March 31, 2009 primarily from cash provided by operations. We anticipate an increase in our net operating cash flow on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2009. The Company has funded operations and our investment in new stores primarily through the issuance of equity securities, equipment leases and cash provided by operations. In the future, we may raise additional capital by issuing our equity securities to fund expansion and working capital needs. If we are unsuccessful in obtaining additional sources of debt or capital and if the new stores do not reach sufficient levels of tests to achieve profitability in the short-term, we may have to curtail our growth strategy. We continually assess store profitability and may close non-profitable or poor performing stores.

Cash Requirements

For the three months ended March 31, 2009, our net cash provided by operating activities was $50,705 compared to net cash used in operations of $173,901 in the three months ended March 31, 2008. Positive operating cash flows during the three months ended March 31, 2009 were primarily created by net income of $42,152, depreciation and amortization of $79,800, share-based compensation expenses of $11,837 and a decrease in other assets of $3,000, offset by a decrease of $77,109 in accounts payable and accrued liabilities, an increase in other assets of $7,837, a decrease in other liabilities of $1,138.

Negative operating cash flows during the three months ended March 31, 2008 were primarily created by a net loss of $175,632, a decrease of $108,390 in accounts payable and accrued liabilities, a increase in other assets of $750 and a decrease in other liabilities of $2,581, offset by a decrease in other current assets of $868, depreciation and amortization of $85,478, and share-based compensation expenses of $27,106.

Sources and Uses of Cash

Net cash used in investing activities was $6,527 for the three months ended March 31, 2009 compared to net cash used in investing activities of $55,686 for the three months ended March 31, 2008. The net cash used in investing activities during the three months ended March 31, 2009 and 2008 was related to capital expenditures.

Net cash used in financing activities was $13,901 and $11,861 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, we made payments of $10,025 and $11,861 on capital leases and debt, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1	Legal Proceedings

As of March 31, 2009, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 12, 2009	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: May 12, 2009	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer