Form 10-Q
period 2009-06-30
SPEEDEMISSIONS INC
filed 2009-08-12
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

Speedemissions, Inc.

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	3

PART I Financial Information

ITEM 1 Consolidated Financial Statements	4
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4T Controls and Procedures	16

PART II Other Information

ITEM 1 Legal Proceedings	18
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3 Defaults Upon Senior Securities	18
ITEM 4 Submission of Matters to a Vote of Security Holders	18
ITEM 5 Other Information	18
ITEM 6 Exhibits	18

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Speedemissions, Inc. contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s current expecatations, estimates and projections about the emissions and safety testing industry. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “considers” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the company’s control and are difficult to predict. The Company’s future results and shareholder values may differ materially from those expressed or forecasted in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash	$604,332	$512,492
Other current assets	138,583	137,691

Total current assets	742,915	650,183
Property and equipment, at cost less accumulated depreciation and amortization	1,098,889	1,214,737
Goodwill	7,100,572	7,100,572
Other assets	101,687	100,937

Total assets	$9,044,063	$9,066,429

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$274,001	$498,554
Accrued liabilities	300,366	237,127
Current portion of capitalized lease obligations	44,545	41,962
Current portion of equipment financing obligations	17,567	16,362
Current portion - deferred rent	17,949	17,949

Total current liabilities	654,428	811,954

Capitalized lease obligations, net of current portion	117,959	140,897
Equipment financing obligations, net of current portion	55,335	64,431
Deferred rent	228,973	230,521
Other long term liabilities	7,350	7,350

Total liabilities	1,064,045	1,255,153
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,773,629	15,749,955
Accumulated deficit	(12,380,600)	(12,525,668)

Total shareholders’ equity	3,400,672	3,231,930

Total liabilities and shareholders’ equity	$9,044,063	$9,066,429

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenue	$2,586,308	$2,518,719	$5,058,250	$4,948,474

Costs of operations:
Cost of emission certificates	564,666	539,058	1,113,243	1,063,847
Store operating expenses	1,574,762	1,522,703	3,147,591	3,009,772
General and administrative expenses	361,053	502,637	662,419	988,083
(Gain) loss on disposal of non-strategic assets	(24,830)	—	(24,830)	—

Operating income (loss)	110,657	(45,679)	159,827	(113,228)
Interest income (expense)
Interest income	26	256	51	1,120
Interest expense	(7,767)	(9,443)	(14,810)	(18,977)

Interest expense, net	(7,741)	(9,187)	(14,759)	(17,857)

Income (loss) from continuing operations	102,916	(54,866)	145,068	(131,085)
Income (loss) from discontinued operations	—	(118,780)	—	(218,193)

Net income (loss)	$102,916	$(173,646)	$145,068	$(349,278)

Basic net income (loss) per share from continuing operations	$0.02	$(0.01)	$0.03	$(0.03)

Diluted net income (loss) per share from continuing operations	$0.01	$(0.01)	$0.02	$(0.03)

Basic net income (loss) per share from discontinued operations	$—	$(0.02)	$—	$(0.04)

Diluted net income (loss) per share from discontinued operations	$—	(0.02)	$—	(0.04)

Basic net income (loss) per share	$0.02	$(0.03)	$0.03	$(0.07)

Diluted net income (loss) per share	$0.01	$(0.03)	$0.02	$(0.07)

Weighted average common shares outstanding, basic	5,162,108	5,162,108	5,162,108	5,162,108

Weighted average common shares outstanding, diluted	9,439,606	5,162,108	9,439,606	5,162,108

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$145,068	$(349,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159,841	173,123
Gain on disposal of assets	(24,830)	—
Share based compensation expenses	23,674	103,710
Changes in operating assets and liabilities:
Other current assets	(892)	(25,589)
Other assets	(750)	(3,750)
Accounts payable and accrued liabilities	(161,314)	(66,849)
Other liabilities	(1,548)	(4,243)

Net cash (used in) provided by operating activities	139,249	(172,876)

Cash flows from investing activities:
Proceeds from disposal of assets	24,830	—
Purchases of property and equipment	(43,992)	(168,003)

Net cash used in investing activities	(19,162)	(168,003)

Cash flows from financing activities:
Payments on financing obligations	(7,892)	(6,854)
Payments on capitalized leases	(20,355)	(17,677)

Net cash used in financing activities	(28,247)	(24,531)

Net increase (decrease) in cash	91,840	(365,410)
Cash at beginning of period	512,492	804,662

Cash at end of period	$604,332	$439,252

Supplemental Information:
Cash paid during the period for interest	$10,385	$18,922

Non-cash Investing and Financing activities:
Non-cash asset additions for financed and capital leases	$—	$31,425

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1: Basis of Presentation

Speedemissions, Inc. (“the Company”), a Florida corporation, operates vehicle emissions testing and safety inspection centers in four separate markets, greater Atlanta, Georgia; Houston, Texas; St. Louis, Missouri and Salt Lake City, Utah. The Company manages its operations based on these four regions and has one reportable segment. Throughout this report, the terms “we,” “us,” “our,” “Speedemissions,” and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries. As of August 3, 2009, we operated 40 vehicle emissions testing and safety inspection centers in these regions and four mobile units in the Atlanta, Georgia area.

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

The Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of filing its Form 10-Q with the Securities and Exchange Commission, August 11, 2009.

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

The Company’s 40 emissions testing and safety inspection stations operate under the trade names Speedemissions (Georgia and Missouri), Mr. Sticker (Texas) and Just Inc. (Utah). At its emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that test vehicles for compliance with emissions and safety standards. In the emissions testing and safety inspection industry, such stations are known as decentralized facilities. The Company utilizes “basic” testing systems that test a motor vehicle’s emissions while in neutral and “enhanced” testing systems that test a vehicle’s emissions under simulated driving conditions.

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

Loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$90,722	$—	$144,387

Loss from discontinued operations	$—	($118,780)	$—	($218,193)

Note 4: Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,790,587	1,816,579
Furniture, fixtures and office equipment	140,276	128,519
Vehicles	3,664	13,165
Leasehold improvements	279,130	254,820

	2,699,324	2,698,750
Less: accumulated depreciation and amortization	1,600,435	1,484,013

	$1,098,889	$1,214,737

Note 5: Accrued Liabilities

Accrued liabilities at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Professional fees	$110,277	$83,724
Accrued payroll	94,127	60,669
Accrued store closing expenses	—	46,473
Other	90,692	40,991
Emissions testing equipment	5,270	5,270

	$300,366	$237,127

Note 6: Equipment Financing Agreements

In December 2007, the Company entered into sixty-month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the related equipment and are personally guaranteed by the President of the Company.

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Income (loss) from continuing operations (A)	$102,916	$(54,866)	$145,068	$(131,085)
Income (loss) from discontinued operations (B)	—	(118,780)	—	(218,193)

Net income (loss) (C)	$102,916	$(173,646)	$145,068	$(349,278)

Weighted average common shares - basic (D)	5,162,108	5,162,108	5,162,108	5,162,108
Effect of dilutive securities:
Diluted effect of stock options (1, 2)	—	—	—	—
Diluted effect of stock warrants (1, 2)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (3)	4,277,498	—	4,277,498	—
Diluted effect of unrestricted Preferred Series B Shares (4)

Weighted average common shares - diluted (E)	9,439,606	5,162,108	9,439,606	5,162,108

Income (loss) per share from continuing operations - basic (A/D)	$0.02	$(0.01)	$0.03	$(0.03)

Income (loss) per share from continuing operations - diluted (A/E)	$0.01	$(0.01)	$0.02	$(0.03)

Income (loss) per share from discontinued operations - basic (B/D)	$—	$(0.02)	$—	$(0.04)

Income (loss) per share from discontinued operations - diluted (B/E)	$—	$(0.02)	$—	$(0.04)

Net income (loss) per share - basic (C/D)	$0.02	$(0.03)	$0.03	$(0.07)

Net income (loss) per share - diluted (C/E)	$0.01	$(0.03)	$0.02	$(0.07)

(1)	Because their effects are anti-dilutive, Common Stock Equivalents of 21,099,239 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2009.

(2)	As a result of the Company’s net loss in the three and six months ended June 30, 2008, aggregate Common Stock Equivalents of 21,635,512 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2008. These Common Stock Equivalents could be dilutive in future periods.

(3)	As a result of the Company’s net loss in the three and six months ended June 30, 2008, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three and six months ended June 30, 2008. The Company reported net income in the three and six months ended June 30, 2009 and as a result, the 4,277,498 Common Stock Equivalents were dilutive in the three and six months ended June 30, 2009. These Common Stock Equivalents could be dilutive in future periods.

(4)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and six months ended June 30, 2009 and 2008.

Note 8: Preferred Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock issued and outstanding as of June 30, 2009 and December 31, 2008. For financial statement purposes, the Series A convertible redeemable preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,481,482 shares of Series B convertible preferred stock issued and outstanding as of June 30, 2009 and December 31, 2008.

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

Stock-based compensation expense was $11,837 and $76,604 during the three months ended June 30, 2009 and 2008, respectively and $23,674 and $103,710 during the six months ended June 30, 2009 and 2008, respectively.

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

The following table sets forth the options granted under the Company’s Stock Option Plans during the six-month period ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2008	5,781,558	$0.69
Granted	13,000	0.07	$0.02
Expired	(12,750)	0.34

Options outstanding at June 30, 2009	5,781,808	$0.35

Options exercisable at June 30, 2009	4,606,975	$0.40

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

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

As of June 30, 2009, there was $37,761 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of twelve months. There were 1,131,750 and 1,266,666 shares that vested during the six months ended June 30, 2009 and 2008, respectively.

There were 5,721,058 and 5,721,058 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of June 30, 2009 and December 31, 2008, respectively. There were 13,000 options granted under these plans during the six-month period ended June 30, 2009. There were no options exercised during the six month periods ended June 30, 2009 and 2008.

Stock Warrants

There were no common stock warrants granted or exercised during the six-month period ended June 30, 2009. The following table represents our warrant activity for the six month period ended June 30, 2009:

	Number of Options/Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants at December 31, 2008	15,445,287	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(127,856)	$0.70

Outstanding warrants at June 30, 2009	15,317,431	$1.41

Note 10: Income Taxes

No provision for income taxes has been reflected for the three and six-month periods ended June 30, 2009 and 2008 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are statements we make based on our management’s expectations, estimates, projections and assumptions and are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

The Company assumes no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made. Since our common stock is considered a “penny stock,” we are not eligible to rely on the safe harbor for forward looking statements provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and any references to these sections are for informational purposes only.

Overview

As of June 30, 2009 we operated 40 vehicle emissions testing stations and four mobile units in four separate markets, Atlanta, Georgia; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating income (loss) for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 were as follows:

	Three Months Ended June 30		Percentage
	2009	2008	Change
Revenue	$2,586,308	$2,518,719	2.7%
Cost of emission certificates	564,666	539,058	4.8%
Store operating expenses	1,574,762	1,522,703	3.4%
General and administrative expenses	361,053	502,637	(28.2%)
Gain from disposal of non-strategic assets	(24,830)	—	N/A

Operating income (loss)	$110,657	$(45,679)	342.2%

Revenue. Revenue increased $67,589 or 2.7% to $2,586,308 in the three–month period ended June 30, 2009 compared to $2,518,719 in the three–month period ended June 30, 2008. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $135,862 or 5.5%, offset by a decrease of $68,275 from a store closed in September 2008. The increase in same store sales is mainly attributable to revenue growth from newer stores that have been open for less than two years in Houston and St. Louis.

Cost of emission certificates. Cost of emission certificates increased $25,608 or 4.8% in the three-month period ended June 30, 2009 and was $564,666 or 21.8% of revenues, compared to $539,058 or 21.4% of revenues in the three-month period ended June 30, 2008. The increase in the cost of emission certificates was primarily due to a $39,309 increase in same store certificate costs resulting from increased sales, offset by a decrease of $13,700 in the cost of emission certificates from a store closed in September 2008.

Store operating expenses. Store operating expenses increased $52,059 or 3.4% in the three-month period ended June 30, 2009 and was $1,574,762 or 60.9% of revenues, compared to $1,522,703 or 60.5% of revenues in the three-month period ended June 30, 2008. The increase was mainly attributable to an increase of $64,120 in same store operating expenses, offset by a decrease of $13,917 in store operating expenses from a store closed in September 2008.

General and administrative expenses. Our general and administrative expenses decreased $141,584 or 28.2% to $361,053 in the three-month period ended June 30, 2009 from $502,637 in the three-month period ended June 30, 2008. The decrease in general and administrative expenses was primarily due to decreases in legal and accounting fees, lower personnel costs and a reduction in stock option compensation expense.

Gain from disposal of non-strategic assets. We recorded a gain of $24,830 on the sale of older emissions testing equipment in the three-month period ended June 30, 2009. The older emissions testing equipment was replaced by newer equipment transferred from our closed Dallas stores.

Operating income (loss) Our operating income increased $156,336 in the three-month period ended June 30, 2009 and was $110,657 compared to an operating loss of $45,679 in the three-month period ended June 30, 2008.

Interest income, interest expense, income (loss) from continuing operations and basic and diluted earnings per share. Our interest income, interest expense, income (loss) from continuing operations and basic and diluted earnings per share for the three–month period ended June 30, 2009 as compared to the three–month period ended June 30, 2008 is as follows:

	Three Months Ended June 30,
	2009	2008
Operating income (loss)	$110,657	$(45,679)
Interest income	26	256
Interest expense	(7,767)	(9,443)

Income (loss) from continuing operations	$102,916	$(54,866)

Basic income (loss) per share from continuing operations	$0.02	$(0.01)

Diluted income (loss) per share from continuing operations	$0.01	$(0.01)

Weighted average shares outstanding, basic	5,162,108	5,162,108

Weighted average shares outstanding, diluted	9,439,606	5,162,108

The Company incurred lower interest expense during the three–month period ended June 30, 2009 as a result of lower average debt under equipment financing agreements and capital leases outstanding than the comparable period ending June 30, 2008.

Income (loss) from discontinued operations and loss per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the three-month period ended June 30, 2009 and 2008 consists of the operating results for these 12 stores. Revenue in the three-month period ended June 30, 2009 and 2008 from these stores was $0 and $90,722, respectively. Income (loss) from discontinued operations was $0 and ($118,780) in the three-month period ended June 30, 2009 and 2008, respectively. Basic and diluted income (loss) per share from discontinued operations was $0.00 and ($0.02) in the three-month period ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 and 2008

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating income (loss) for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 were as follows:

	Six Months Ended June 30		Percentage
	2009	2008	Change
Revenue	$5,058,250	$4,948,474	2.2%
Cost of emission certificates	1,113,243	1,063,847	4.6%
Store operating expenses	3,147,591	3,009,772	4.6%
General and administrative expenses	662,419	988,083	(33.0%)
Gain from disposal of non-strategic assets	(24,830)	—	N/A

Operating income (loss)	$159,827	$(113,228)	241.2%

Revenue. Revenue increased $109,776 or 2.2% to $5,058,250 in the six–month period ended June 30, 2009 compared to $4,948,474 in the six–month period ended June 30, 2008. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $187,298 or 3.9% and revenue from new stores of $61,414, offset by a decrease of $138,935 from a store closed in September 2008. The increase in same store sales is mainly attributable to revenue growth from newer stores that have been open for less than two years in Houston and St. Louis.

Cost of emission certificates. Cost of emission certificates increased $49,396 or 4.6% in the six-month period ended June 30, 2009 and was $1,113,243 or 22.0% of revenues, compared to $1,063,847 or 21.5% of revenues in the six-month period ended June 30, 2008. The increase in the cost of emission certificates was primarily due to a $65,269 increase in same store certificate costs resulting from increased sales and from $12,276 in certificates used at new stores, offset by a decrease of $28,149 in the cost of emission certificates from a store closed in September 2008.

Store operating expenses. Store operating expenses increased $137,819 or 4.6% in the six-month period ended June 30, 2009 and was $3,147,591 or 62.2% of revenues, compared to $3,009,722 or 60.8% of revenues in the six-month period ended June 30, 2008. The increase was mainly attributable to an increase of $121,218 in same store operating expenses and from new store operating expenses of $50,765, offset by a decrease of $53,605 in store operating expenses from a store closed in September 2008.

General and administrative expenses. Our general and administrative expenses decreased $325,664 or 33.0% to $662,419 in the six-month period ended June 30, 2009 from $988,083 in the six-month period ended June 30, 2008. The decrease in general and administrative expenses was primarily due to decreases in legal and accounting fees, lower personnel costs and a reduction in stock option compensation expense.

Gain from disposal of non-strategic assets. We recorded a gain of $24,830 on the sale of older emissions testing equipment in the six-month period ended June 30, 2009. The older emissions testing equipment was replaced by newer equipment transferred from our closed Dallas stores.

Operating income (loss). Our operating income increased $273,055 in the six-month period ended June 30, 2009 and was $159,827 compared to an operating loss of $113,228 in the six-month period ended June 30, 2008.

Interest income, interest expense, income loss) from continuing operations and basic and diluted earnings per share. Our interest income, interest expense, income (loss) from continuing operations and basic and diluted earnings per share for the six–month period ended June 30, 2009 as compared to the six–month period ended June 30, 2008 is as follows:

	Six Months Ended June 30,
	2009	2008
Operating income (loss)	$159,827	$(113,228)
Interest income	51	1,120
Interest expense	(14,810)	(18,977)

Income (loss) from continuing operations	$145,068	$(131,085)

Basic income (loss) per share from continuing operations	$0.03	$(0.03)

Diluted income (loss) per share from continuing operations	$0.02	$(0.03)

Weighted average shares outstanding, basic	5,162,108	5,162,108

Weighted average shares outstanding, diluted	9,439,606	5,162,108

The Company incurred lower interest expense during the six–month period ended June 30, 2009 as a result of lower average debt under equipment financing agreements and capital leases outstanding than the comparable period ending June 30, 2008.

Income (loss) from discontinued operations and loss per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the six-month period ended June 30, 2009 and 2008 consists of the operating results for these 12 stores. Revenue in the six-month period ended June 30, 2009 and 2008 from these stores was $0 and $144,387, respectively. Income (loss) from discontinued operations was $0 and ($218,193) in the six-month period ended June 30, 2009 and 2008, respectively. Basic and diluted income (loss) per share from discontinued operations was $0.00 and ($0.04) in the six-month period ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $91,840 and our current liabilities decreased by $157,526 during the six months ended June 30, 2009 primarily from cash provided by operations. We anticipate an increase in our net operating cash flow on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2009. The Company has funded operations and our investment in new stores primarily through the issuance of equity securities, equipment leases and cash provided by operations. In the future, we may raise additional capital by issuing our equity securities to fund expansion and working capital needs. If we are unsuccessful in obtaining additional sources of debt or capital and if the new stores do not reach sufficient levels of tests to achieve profitability in the short-term, we may have to curtail our growth strategy. We continually assess store profitability and may close non-profitable or poor performing stores.

Cash Requirements

For the six months ended June 30, 2009, our net cash provided by operating activities was $139,249 compared to net cash used in operations of $172,876 in the six months ended June 30, 2008. Positive operating cash flows during the six months ended June 30, 2009 were primarily created by net income of $145,068, depreciation and amortization of $159,841, share-based compensation expenses of $23,674 and increases in other assets and other current assets of $750 and $892 respectively. The increase in net cash provided by operating activities was offset by a decrease of $161,314 in accounts payable and accrued liabilities, a gain on disposal of assets of $24,830 and a decrease in other liabilities of $1,548.

Negative operating cash flows during the six months ended June 30, 2008 were primarily created by a net loss of $349,278, a decrease of $66,849 in accounts payable and accrued liabilities, increases in other assets and other current assets of $3,750 and $25,589, respectively and a decrease in other liabilities of $4,243, offset by depreciation and amortization of $173,123, and share-based compensation expenses of $103,710.

Sources and Uses of Cash

Net cash used in investing activities was $19,162 for the six months ended June 30, 2009 compared to net cash used in investing activities of $168,003 for the six months ended June 30, 2008. The net cash used in investing activities during the six months ended June 30, 2009 consisted of capital expenditures of $43,992, offset by proceeds from disposal of assets of $24,830. The net cash used in investing activities during the six months ended June 30, 2008 was related to capital expenditures.

Net cash used in financing activities was $28,247 and $24,531 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 we made payments of $7,892 and $20,355 on debt and capital leases, respectively. During the six months ended June 30, 2008 we made payments of $6,854 and $17,677 on debt and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended June 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of June 30, 2009, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

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

SPEEDEMISSIONS, INC.

Date: August 12, 2009	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: August 12, 2009	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer