Form 10-Q
period 2009-09-30
SPEEDEMISSIONS INC
filed 2009-11-10
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2009, there were 5,162,108 shares of common stock, par value $0.001, issued and outstanding.

Speedemissions, Inc.

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	3

PART I Financial Information

ITEM 1 Consolidated Financial Statements	4
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4T Controls and Procedures	16

PART II Other Information

ITEM 1 Legal Proceedings	17
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 3 Defaults Upon Senior Securities	17
ITEM 4 Submission of Matters to a Vote of Security Holders	17
ITEM 5 Other Information	17
ITEM 6 Exhibits	17

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q of Speedemissions, Inc. contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s current expectations, estimates and projections about the emissions and safety testing industry. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “considers” and similar expressions are intended to identify such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash	$671,604	$512,492
Other current assets	144,038	137,691

Total current assets	815,642	650,183
Property and equipment, at cost less accumulated depreciation and amortization	1,038,627	1,214,737
Goodwill	7,100,572	7,100,572
Other assets	101,787	100,937

Total assets	$9,056,628	$9,066,429

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$227,850	$498,554
Accrued liabilities	302,536	237,127
Current portion of capitalized lease obligations	45,896	41,962
Current portion of equipment financing obligations	18,204	16,362
Current portion - deferred rent	17,949	17,949

Total current liabilities	612,435	811,954
Capitalized lease obligations, net of current portion	105,966	140,897
Equipment financing obligations, net of current portion	50,538	64,431
Deferred rent	227,953	230,521
Other long term liabilities	7,350	7,350

Total liabilities	1,004,242	1,255,153

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,481,482 shares issued and outstanding; liquidation preference: $6,372,446	2,481	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 5,162,108 shares issued and outstanding	5,162	5,162
Additional paid-in capital	15,785,466	15,749,955
Accumulated deficit	(12,320,069)	(12,525,668)

Total shareholders’ equity	3,473,040	3,231,930

Total liabilities and shareholders’ equity	$9,056,628	$9,066,429

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenue	$2,599,350	$2,532,993	$7,657,600	$7,481,467
Costs of operations:
Cost of emission certificates	560,042	515,882	1,673,285	1,579,729
Store operating expenses	1,595,521	1,541,643	4,743,112	4,551,415
General and administrative expenses	378,880	439,285	1,041,299	1,427,368
Gain on disposal of non-strategic assets	(5,500)	(51,471)	(30,330)	(51,471)

Operating income (loss)	70,407	87,654	230,234	(25,574)
Interest income (expense)
Interest income	34	226	85	1,346
Interest expense	(9,910)	(9,183)	(24,720)	(28,160)

Interest expense, net	(9,876)	(8,957)	(24,635)	(26,814)

Income (loss) from continuing operations	60,531	78,697	205,599	(52,388)
Loss from discontinued operations	—	(53,928)	—	(272,121)

Net income (loss)	$60,531	$24,769	$205,599	$(324,509)

Basic net income (loss) per share from continuing operations	$0.01	$0.02	$0.04	$(0.01)

Diluted net income (loss) per share from continuing operations	$0.01	$0.01	$0.02	$(0.01)

Basic net income (loss) per share from discontinued operations	$—	$(0.01)	$—	$(0.05)

Diluted net income (loss) per share from discontinued operations	$—	$(0.01)	$—	$(0.05)

Basic net income (loss) per share	$0.01	$0.00	$0.04	$(0.06)

Diluted net income (loss) per share	$0.01	$0.00	$0.02	$(0.06)

Weighted average common shares outstanding, basic	5,162,108	5,162,108	5,162,108	5,162,108

Weighted average common shares outstanding, diluted	9,439,606	9,439,606	9,439,606	5,162,108

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$205,599	$(324,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	240,546	256,340
Gain on disposal of assets	(30,330)	(51,471)
Share based compensation expenses	35,511	141,422
Changes in operating assets and liabilities:
Other current assets	(6,347)	31,329
Other assets	(850)	(3,750)
Accounts payable and accrued liabilities	(205,296)	(138,166)
Other liabilities	(2,568)	(7,169)

Net cash provided by (used in) operating activities	236,265	(95,974)

Cash flows from investing activities:
Proceeds from disposal of assets	30,330	120,407
Purchases of property and equipment	(64,435)	(184,927)

Net cash used in investing activities	(34,105)	(64,520)

Cash flows from financing activities:
Payments on financing obligations	(12,051)	(10,465)
Payments on capitalized leases	(30,997)	(26,994)

Net cash used in financing activities	(43,048)	(37,459)

Net increase (decrease) in cash	159,112	(197,953)
Cash at beginning of period	512,492	804,662

Cash at end of period	$671,604	$606,709

Supplemental Information:
Cash paid during the period for interest	$23,288	$28,161

Non-cash Investing and Financing activities:
Non-cash asset additions for financed and capital leases	$—	$31,425

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

September 30, 2009

(Unaudited)

Note 1: Basis of Presentation

Speedemissions, Inc. (“the Company”), a Florida corporation, operates vehicle emissions testing and safety inspection centers in four separate markets, greater Atlanta, Georgia; Houston, Texas; St. Louis, Missouri and Salt Lake City, Utah. The Company manages its operations based on these four regions and has one reportable segment. Throughout this report, the terms “we,” “us,” “our,” “Speedemissions,” and “Company” refer to Speedemissions, Inc., including its wholly-owned subsidiaries. As of November 2, 2009, we operated 40 vehicle emissions testing and safety inspection centers in these regions and four mobile units in the Atlanta, Georgia area.

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

The Company has evaluated subsequent events through November 10, 2009, the date of filing its Form 10-Q with the Securities and Exchange Commission. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

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

Recent Accounting Pronouncements

We adopted the provisions of the FASB Statement on Generally Accepted Accounting Principles (GAAP) relating to the Codification on July 1, 2009. This Statement establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

We will adopt the provisions of the FASB Staff Position (FSP) relating to Fair Value Measurements and Disclosures for interim periods beginning after August 28, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. The Company does not expect the adoption of this FSP to have a material effect on its financial position or results of operations.

The FASB Statement on Business Combinations was effective for us for business combinations with the acquisition date on or after January 1, 2009. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Statement will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption did not have an impact on our consolidated financial position results of operations or cash flows.

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

Loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$—	$53,265	$—	$197,652

Loss from discontinued operations	$—	$(53,928)	$—	$(272,121)

Note 4: Property and Equipment

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,790,587	1,816,579
Furniture, fixtures and office equipment	149,725	128,519
Vehicles	3,664	13,165
Leasehold improvements	290,124	254,820

	2,719,767	2,698,750
Less: accumulated depreciation and amortization	1,681,140	1,484,013

	$1,038,627	$1,214,737

Note 5: Accrued Liabilities

Accrued liabilities at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Payroll	$98,141	$60,669
Professional fees	84,671	83,724
Other	58,287	38,804
Property Taxes	56,167	2,187
Emissions testing equipment	5,270	5,270
Accrued store closing expenses	—	46,473

	$302,536	$237,127

Note 6: Equipment Financing Agreements

In December 2007, the Company entered into sixty-month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the related equipment and are personally guaranteed by the President of the Company. The balance outstanding under these equipment financing agreements as of September 30, 2009 was $68,742.

Note 7: Net Income (loss) Per Common Share

Basic earnings per share (“EPS”) represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Income (loss) from continuing operations (A)	$60,531	$78,697	$205,599	$(52,388)
Loss from discontinued operations (B)	—	(53,928)	—	(272,121)

Net income (loss) (C)	$60,531	$24,769	$205,599	$(324,509)

Weighted average common shares - basic (D)	5,162,108	5,162,108	5,162,108	5,162,108
Effect of dilutive securities:
Diluted effect of stock options (1, 2, 3)	—	—	—	—
Diluted effect of stock warrants (1, 2, 3)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (4)	4,277,498	4,277,498	4,277,498	—
Diluted effect of unrestricted Preferred Series B Shares (5)	—	—	—	—

Weighted average common shares - diluted (E)	9,439,606	9,439,606	9,439,606	5,162,108

Income (loss) per share from continuing operations - basic (A/D)	$0.01	$0.02	$0.04	$(0.01)

Income (loss) per share from continuing operations - diluted (A/E)	$0.01	$0.01	$0.02	$(0.01)

Income (loss) per share from discontinued operations - basic (B/D)	$—	$(0.01)	$—	$(0.05)

Loss per share from discontinued operations - diluted (B/E)	$—	$(0.01)	$—	$(0.05)

Net income (loss) per share - basic (C/D)	$0.01	$0.00	$0.04	$(0.06)

Net income (loss) per share - diluted (C/E)	$0.01	$0.00	$0.02	$(0.06)

(1)	Because their effects are anti-dilutive, Common Stock Equivalents of 21,086,489 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three and nine months ended September 30, 2009. These Common Stock Equivalents could be dilutive in future periods.

(2)	Because their effects are anti-dilutive, 21,166,345 shares issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares diluted for the three months ended September 30, 2008. These Common Stock Equivalents could be dilutive in future periods.

(3)	As a result of the Company’s net loss in the nine months ended September 30, 2008, aggregate Common Stock Equivalents of 21,166,345 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the nine months ended September 30, 2008. These Common Stock Equivalents could be dilutive in future periods.

(4)	As a result of the Company’s net loss in the nine months ended September 30, 2008, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the nine months ended September 30, 2008. These Common Stock Equivalents could be dilutive in future periods. The Company reported net income in the three and nine months ended September 30, 2009 and as a result, the 4,277,498 Common Stock Equivalents were dilutive in the three and nine months ended September 30, 2009.

(5)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and nine months ended September 30, 2008 and 2009.

Note 8: Preferred Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock issued and outstanding as of September 30, 2009 and December 31, 2008. For financial statement purposes, the Series A convertible redeemable preferred stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,481,482 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2009 and December 31, 2008.

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

Stock-based compensation expense was $11,837 and $37,712 during the three months ended September 30, 2009 and 2008, respectively and $35,511 and $141,422 during the nine months ended September 30, 2009 and 2008, respectively.

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

The following table sets forth the options granted under the Company’s Stock Option Plans during the nine month period ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2008	5,781,558	$0.69
Granted	13,000	0.07	$0.02
Expired	(15,500)	0.30

Options outstanding at September 30, 2009	5,779,058	$0.35

Options exercisable at September 30, 2009	4,606,059	$0.40

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $130. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

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

As of September 30, 2009, there was $25,917 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of nine months. There were 1,109,333 and 1,266,666 shares that vested during the nine months ended September 30, 2009 and 2008, respectively.

There were 5,779,058 and 5,781,558 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of September 30, 2009 and December 31, 2008, respectively. There were 13,000 options granted under these plans during the nine month period ended September 30, 2009. There were no options exercised during the nine month periods ended September 30, 2009 and 2008.

Stock Warrants

There were no common stock warrants granted or exercised during the nine month period ended September 30, 2009. The following table represents our warrant activity for the nine month period ended September 30, 2009:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants at December 31, 2008	15,445,287	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(137,856)	$0.74

Outstanding warrants at September 30, 2009	15,307,431	$1.41

Note 10: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2009 and 2008 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Overview

As of September 30, 2009 we operated 40 vehicle emissions testing stations and four mobile units in four separate markets, Atlanta, Georgia; Houston, Texas; St. Louis, Missouri; and Salt Lake City, Utah.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating income (loss) for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 were as follows:

	Three Months Ended September 30		Percentage
	2009	2008	Change
Revenue	$2,599,350	$2,532,993	2.6%
Cost of emission certificates	560,042	515,882	8.6%
Store operating expenses	1,595,521	1,541,643	3.5%
General and administrative expenses	378,880	439,285	(13.8%)
Gain from disposal of non-strategic assets	(5,500)	(51,471)	(89.3%)

Operating income	$70,407	$87,654	(19.7%)

Revenue. Revenue increased $66,357 or 2.6% to $2,599,350 in the three month period ended September 30, 2009 compared to $2,532,993 in the three month period ended September 30, 2008. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $112,848 or 4.6% and $19,949 from a new store, offset by a decrease of $66,440 from a store closed in September 2008. The increase in same store sales is mainly attributable to revenue growth from newer stores that have been open for less than two years in Houston and St. Louis.

Cost of emission certificates. Cost of emission certificates increased $44,160 or 8.6% in the three month period ended September 30, 2009 and was $560,042 or 21.5% of revenues, compared to $515,882 or 20.4% of revenues in the three month period ended September 30, 2008. The increase in the cost of emission certificates was primarily due to a $53,808 increase in same store certificate costs resulting from increased sales, offset by a decrease of $13,719 in the cost of emission certificates from a store closed in September 2008.

Store operating expenses. Store operating expenses increased $53,878 or 3.5% in the three month period ended September 30, 2009 and was $1,595,521 or 61.4% of revenues, compared to $1,541,643 or 60.9% of revenues in the three month period ended September 30, 2008. The increase was mainly attributable to an increase of $49,102 in same store operating expenses and $31,806 from a new store, offset by a decrease of $27,030 in store operating expenses from a store closed in September 2008.

General and administrative expenses. Our general and administrative expenses decreased $60,405 or 13.8% to $378,880 in the three month period ended September 30, 2009 from $439,285 in the three month period ended September 30, 2008. The decrease in general and administrative expenses was primarily due to decreases in legal and accounting fees, lower personnel costs and a reduction in stock option compensation expense.

Gain from disposal of non-strategic assets. We recognized a gain of $5,500 on the sale of equipment in the three month period ended September 30, 2009. We recognized a gain of $51,471 from the disposal of non-strategic assets in the three month period ended September 30, 2008.

Operating income (loss) Our operating income decreased $17,247 in the three month period ended September 30, 2009 and was $70,407 compared to an operating income of $87,654 in the three month period ended September 30, 2008.

Interest income, interest expense, income from continuing operations and basic and diluted earnings per share. Our interest income, interest expense, income (loss) from continuing operations and basic and diluted earnings per share for the three month period ended September 30, 2009 as compared to the three month period ended September 30, 2008 is as follows:

	Three Months Ended September 30,
	2009	2008
Operating income	$70,407	$87,654
Interest income	34	226
Interest expense	(9,910)	(9,183)

Income from continuing operations	$60,531	$78,697

Basic income per share from continuing operations	$0.01	$0.02

Diluted income per share from continuing operations	$0.01	$0.01

Weighted average shares outstanding, basic	5,162,108	5,162,108

Weighted average shares outstanding, diluted	9,439,606	9,439,606

The Company incurred net interest expense of $9,876 and $8,957 during the three month periods ended September 30, 2009 and 2008, respectively.

Loss from discontinued operations and earnings per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the three month period ended September 30, 2009 and 2008 consists of the operating results for these 12 stores. Revenue in the three month period ended September 30, 2009 and 2008 from these stores was $0 and $53,265, respectively. Loss from discontinued operations was $0 and ($53,928) in the three month period ended September 30, 2009 and 2008, respectively. Basic and diluted net loss per share from discontinued operations was $0.00 and ($0.01) in the three month period ended September 30, 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 and 2008

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating income (loss) for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 were as follows:

	Nine Months Ended September 30		Percentage
	2009	2008	Change
Revenue	$7,657,600	$7,481,467	2.4%
Cost of emission certificates	1,673,285	1,579,729	5.9%
Store operating expenses	4,743,112	4,551,415	4.2%
General and administrative expenses	1,041,299	1,427,368	(27.0%)
Gain from disposal of non-strategic assets	(30,330)	(51,471)	(41.1%)

Operating income (loss)	$230,234	$(25,574)

Revenue. Revenue increased $176,133 or 2.4% to $7,657,600 in the nine month period ended September 30, 2009 compared to $7,481,467 in the nine month period ended September 30, 2008. The increase in revenue over the comparable period was primarily due to an increase in same store sales of $300,145 or 4.1% and revenue from new stores of $81,363, offset by a decrease of $205,375 from a store closed in September 2008. The increase in same store sales is mainly attributable to revenue growth from newer stores that have been open for less than two years in Houston and St. Louis.

Cost of emission certificates. Cost of emission certificates increased $93,556 or 5.9% in the nine month period ended September 30, 2009 and was $1,673,285 or 21.9% of revenues, compared to $1,579,729 or 21.1% of revenues in the nine month period ended September 30, 2008. The increase in the cost of emission certificates was primarily due to a $119,078 increase in same store certificate costs resulting from increased sales and from $16,347 in certificates used at new stores, offset by a decrease of $41,869 in the cost of emission certificates from a store closed in September 2008.

Store operating expenses. Store operating expenses increased $191,697 or 4.2% in the nine month period ended September 30, 2009 and was $4,743,112 or 61.9% of revenues, compared to $4,551,415 or 60.8% of revenues in the nine month period ended September 30, 2008. The increase was mainly attributable to an increase of $191,697 in same store operating expenses and from new store operating expenses of $82,767, offset by a decrease of $80,643 in store operating expenses from a store closed in September 2008.

General and administrative expenses. Our general and administrative expenses decreased $386,069 or 27.0% to $1,041,299 in the nine month period ended September 30, 2009 from $1,427,368 in the nine month period ended September 30, 2008. The decrease in general and administrative expenses was primarily due to decreases in legal and accounting fees, lower personnel costs and a reduction in stock option compensation expense.

Gain from disposal of non-strategic assets. We recognized a gain of $30,330 on the sale of equipment in the nine month period ended September 30, 2009. We recognized a gain of $51,471 from the disposal of non-strategic assets in the nine month period ended September 30, 2008.

Operating income (loss). Our operating income increased $255,808 in the nine month period ended September 30, 2009 and was $230,234 compared to an operating loss of $25,574 in the nine month period ended September 30, 2008.

Interest income, interest expense, income loss) from continuing operations and basic and diluted earnings per share. Our interest income, interest expense, income (loss) from continuing operations and basic and diluted earnings per share for the nine month period ended September 30, 2009 as compared to the nine month period ended September 30, 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008
Operating income (loss)	$230,234	$(25,574)
Interest income	85	1,346
Interest expense	(24,720)	(28,160)

Income (loss) from continuing operations	$205,599	$(52,388)

Basic income (loss) per share from continuing operations	$0.04	$(0.01)

Diluted income (loss) per share from continuing operations	$0.02	$(0.01)

Weighted average shares outstanding, basic	5,162,108	5,162,108

Weighted average shares outstanding, diluted	9,439,606	5,162,108

The Company incurred net interest expense of $24,635 and $26,814 during the nine month periods ended September 30, 2009 and 2008, respectively.

Loss from discontinued operations and loss per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the nine month period ended September 30, 2009 and 2008 consists of the operating results for these 12 stores. Revenue in the nine month period ended September 30, 2009 and 2008 from these stores was $0 and $197,652, respectively. Loss from discontinued operations was $0 and ($272,121) in the nine month period ended September 30, 2009 and 2008, respectively. Basic and diluted loss per share from discontinued operations was $0.00 and ($0.05) in the nine month period ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $159,112 and our current liabilities decreased by $199,519 during the nine months ended September 30, 2009 primarily from cash provided by operations. We anticipate an increase in our net operating cash flow on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2009. The Company has funded operations and our investment in new stores primarily through the issuance of equity securities, equipment leases and cash provided by operations. In the future, we may raise additional capital by issuing our equity securities to fund expansion and working capital needs. If we are unsuccessful in obtaining additional sources of debt or capital and if the new stores do not reach sufficient levels of tests to achieve profitability in the short-term, we may have to curtail our growth strategy. We continually assess store profitability and may close non-profitable or poor performing stores.

Cash Requirements

For the nine months ended September 30, 2009, our net cash provided by operating activities was $236,265 compared to net cash used in operations of $95,974 in the nine months ended September 30, 2008. Positive operating cash flows during the nine months ended September 30, 2009 were primarily created by net income of $205,599, depreciation and amortization of $240,546, and share-based compensation expenses of $35,511. The increase in net cash provided by operating activities was offset by a decrease of $205,296 in accounts payable and accrued liabilities, a gain on disposal of assets of $30,330, a decrease in other liabilities of $2,568 and increases in other assets and other current assets of $850 and $6,347.

Negative operating cash flows during the nine months ended September 30, 2008 were primarily created by a net loss of $324,509, a decrease of $138,166 in accounts payable and accrued liabilities, increases in other assets of $3,750, a gain on disposal of assets of $51,471 and a decrease in other liabilities of $7,169, offset by depreciation and amortization of $256,340, share-based compensation expenses of $141,422 and a decrease of $31,329 in other current assets.

Sources and Uses of Cash

Net cash used in investing activities was $34,105 for the nine months ended September 30, 2009 compared to net cash used in investing activities of $64,520 for the nine months ended September 30, 2008. The net cash used in investing activities during the nine months ended September 30, 2009 consisted of capital expenditures of $64,435, offset by proceeds from disposal of assets of $30,330. The net cash used in investing activities during the nine months ended September 30, 2008 consisted of capital expenditures of $184,927, offset by proceeds from disposal of assets of $120,407.

Net cash used in financing activities was $43,048 and $37,459 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 we made principal payments of $12,051 and $30,997 on debt and capital leases, respectively. During the nine months ended September 30, 2008 we made principal payments of $10,465 and $26,994 on debt and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of September 30, 2009, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

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

SPEEDEMISSIONS, INC.

Date: November 10, 2009	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: November 10, 2009	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer