Form 10-K
period 2009-12-31
SPEEDEMISSIONS INC
filed 2010-03-30
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of the chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $206,484.

As of March 22, 2010, 7,025,648 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

Speedemissions, Inc.

FORM 10-K

For the fiscal year ended December 31, 2009

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

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). As of March 22, 2010, we operated 41 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc and our consolidated subsidiaries.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

Corporate Information

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. Our principal offices are located at 1015 Tyrone Rd Suite 220, Tyrone, Georgia 30290. Our telephone number is (770) 306-7667 and our website is www.speedemissions.com. Information on our website is not intended to be incorporated into this annual report.

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

There are two types of primary emissions tests that are performed, the Accelerated Simulated Model (ASM) and the On-Board Diagnostic (OBD). In selected markets a vehicle safety inspection is required to be performed. These tests apply to vehicles generally manufactured from 1983 through 2005, depending on the state. The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. We generally operate two or three testing lanes at each testing center depending upon the size of the building. We typically lease the land and the building from the property owners, however we have constructed several buildings on land leases in the past.

In our Atlanta, Georgia locations, under the guidelines of the Georgia Clean Air Force program the mobile vehicle emission testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have four mobile units and they serve the automobile fleets of the federal, state, and local governments. All used cars in Georgia, prior to being re-sold, must have a vehicle emission test, and thus we serve selected new and used car dealers throughout the greater Atlanta market with these mobile units.

Expansion of Business

Since our incorporation, we have grown as a result of comparable store sales growth, new store openings and strategic acquisitions. We have acquired some of our well-known, well-established competitors in the Atlanta, Georgia, Houston, Texas and Salt Lake City, Utah trade areas. We last acquired a competitor in 2005. Our acquisitions in 2005 included Mr. Sticker, Inc. in Houston which began testing in 1985 and Just Inc. (Just Emissions) in Salt Lake City which began testing in 1993. We expect to open between one and three new testing locations during 2010. Our expansion during 2010 will be funded by existing working capital and 2010 cash flows from operations.

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

Industry Background – Government and Regulatory Overview

The United States Environmental Protection Agency (“EPA”) reported in 2007 that approximately 158.5 million people lived in counties across the United States whose air pollution exceeded national air quality standards. Motor vehicles are responsible for nearly one half of the smog-forming volatile organic compounds, more than half of the nitrogen oxide emissions and about half of the toxic air pollutant emissions in the United States. Motor vehicles, including off road vehicles, now account for 75 percent of carbon monoxide emissions nationwide.

The total vehicle miles people travel in the United States increased 178 percent between 1970 and 2005 and continues to increase at a rate of two to three percent each year. In the United States, there are more than 210 million cars and light-duty trucks on the road.

The 2007 Motor Vehicle I/M Report published by Sierra Research, states that 32 states and the District of Columbia currently have vehicle emissions testing programs. Each state, as well as the District of Columbia, has its own regulatory structure for emissions testing with which we must comply if we conduct business in that state.

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

Emissions Testing in the State of Georgia

In 1996, the Environmental Protection Division of the State of Georgia initiated “Georgia’s Clean Air Force” (GCAF) program that required emissions testing of certain vehicles in a 13 county area surrounding metro Atlanta, Georgia. These rules are set forth in Sections 391-3-20-.01 through .22 of the Rules of the Georgia Department of Natural Resources, Environmental Protection Division.

Georgia’s program is a decentralized program. All operators performing emissions testing in Georgia must have their technicians attend and complete certain state certified training, and report to the state on their emissions testing activities every month. Testing stations may be licensed to test all vehicles, which are known as ALL VEHICLES WELCOME stations, or only vehicles not more than ten years old, known as 1996 OR NEWER VEHICLES ONLY stations. All the stations we currently operate in Georgia, are “ALL VEHICLES WELCOME” stations. The program requires vehicles in the 13 covered counties to undergo an emissions test on an annual basis, with an annual exemption for the three most recent model years.

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to the State of Georgia’s GCAF, there are approximately 800 licensed test sites, and approximately 2,500,000 tests are performed annually in Georgia.

Georgia law mandates compliance with its vehicle emissions testing program. For vehicles subject to the state’s emissions law, a successful test, or a waiver from the state, is required to obtain a vehicle registration in Georgia. Nearly 2 million heavy polluting vehicles have been identified and repaired since the start of the program.

Emissions Testing and Safety Inspections in the State of Texas

The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of January 2010, 17 counties are subject to enhanced vehicle emissions testing in Texas including the greater metropolitan areas of Dallas – Ft. Worth, Houston, Galveston, Austin and El Paso. The rules are set forth in § 114.50 of the Texas Administrative Code.

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

Missouri law requires all motor vehicles pass a vehicle safety inspection at an authorized inspection station every other year unless specifically exempted from a safety inspection. New motor vehicles are exempt from the safety inspection during the first five years following the model year of manufacture.

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

Operating Strategy

Our operating strategy focuses on (a) providing our customers with fast, honest and courteous vehicle testing and inspection services, (b) increasing the number of sites we operate in a given market, (c) increasing the volume of business at each site, (d) creating brand awareness for our services, and (e) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•	Seek to secure and maintain multiple stations at well-traveled intersections and other locations that are easily accessible by our customers;

•	Coordinate operations, training and local outreach programs in each market to enhance revenue and maximize cost efficiencies within each market;

•	Implement regional management and marketing initiatives in each of our markets;

•	Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers; and

•	Seek to expand the use of our mobile vehicle testing units by bidding on federal, state, and local governments for their fleet vehicles, as well as corporate accounts and automotive dealerships.

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

Employees

At December 31, 2009, we employed 121 full-time and part-time employees. None of our employees are represented by a union.

SEC Filings

We file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). All material we file with the SEC is publicly available at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that is filed electronically with the SEC.

Website Access

Our website address is www.speedemissions.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished with the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website www.speedemissions.com (under “Investor Relations”) as soon as reasonably practicable after the reports are filed with the SEC.

Item 1A. Risk Factors

Current economic conditions may continue to adversely affect our industry, business and results of operations, our ability to obtain financing on reasonable and acceptable terms to expand our operations and the market price of our common stock.

The United States economy may continue to experience a significant recession. This recession has and could further lead to reduced consumer and commercial spending in the foreseeable future. The emissions testing and safety inspection industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions and its impact on the automotive industry as a whole. Declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged the current downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending continues to decrease, this may result in fewer sales of used automobiles that are subject to emissions testing and safety inspections.

The United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity, financial condition and ability to expand our operations. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

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

Our limited operating history and losses to date make it difficult to evaluate our business. We incurred net losses of $2,787,072 and $495,776 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had cash on hand of $449,203, working capital surplus of $115,136, an accumulated deficit of $15,312,740 and total shareholders’ equity of $491,589. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 3,379,361 shares of our common stock as of December 31, 2009. Upon exercise of all outstanding warrants at exercise prices between $0.30 and $0.90 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited and its affiliates could own up to 10,056,859 shares of our common stock. As of December 31, 2009, Barron Partners LP (“Barron”) could acquire up to 29,824,092 shares of our common stock upon the exercise of outstanding warrants at exercise prices between $0.30 and $0.90 per share and the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market it could have a negative impact on our stock price.

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

Our growth in 2010 is expected to be limited to one to three new stores and it will be financed through existing working capital and limited cash flows from operations. We cannot be certain that we will be successful in generating sufficient cash flows from operations to significantly expand our operations. Our growth and expansion may be curtailed if we are unable to generate sufficient cash flows to fund the growth and expansion.

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

At December 31, 2009, Barron could acquire 17,236,660 shares of common stock upon conversion of 2,279,982 shares of Series B Convertible Preferred Stock. However, Barron is restricted from converting any portion of the Series B Convertible Preferred Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion unless such restriction is waived or amended by Barron and the holders of a majority of the outstanding common stock who are not affiliates. In addition, Barron may acquire 12,587,432 shares of common stock upon the exercise of warrants at exercise prices between $0.30 and $0.90 per share. However, Barron is restricted from exercising any portion of the common stock warrants (except as described below) which would cause Barron to beneficially own in excess of 4.99% of the outstanding shares of common stock unless such restriction is waived or amended by Barron and the holders of a majority of the outstanding common stock who are not affiliates. Barron’s Common Stock Purchase Warrant “AA-5” gives Barron the ability to revoke this ownership restriction upon 61 days prior notice from Barron to Speedemissions. If the restrictions relating to the warrants are waived, amended or revoked, as the case may be, Barron could control approximately 71% of outstanding shares of common stock based on number of outstanding shares as of March 22, 2010.

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

Our testing stations face competition from other emissions testing and safety inspection operators that are located near our sites. The markets we operate in are highly fragmented and our competitors generally consist of independent auto repair service providers, service stations, oil and tire repair stores and independent test-only facilities that may only operate a single station. We estimate our total number of competitors to be several thousand across all the markets in which we operate. We expect such competition whenever and wherever we open or acquire a station. Our revenue from emissions testing and safety inspections is affected primarily by the number of vehicles our stations service, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $20.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we reduced our fees to $20.00 in some of our Atlanta stations several years ago. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues. A decrease in testing volume as the result of competition or other factors could materially impair our profitability and our cash flows, thereby adversely affecting our business and the value of our common stock.

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

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliate, owned approximately 47% of our outstanding common shares and control approximately 69% of our outstanding voting securities as of March 22, 2010. They have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

There are a large number of outstanding warrants, options and preferred stock which if exercised or converted will result in substantial dilution of the common stock.

As of March 22, 2010, there were 7,025,648 shares of common stock outstanding. If all warrants and options outstanding as of March 22, 2010 are exercised and all preferred stock are converted to common stock, there will be 49,270,848 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

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

Seasonality

Our business is affected by the seasonal nature of vehicle registrations in Missouri, Texas and Utah. Vehicle registrations and related emissions testing and safety inspections in these states are generally required annually based on the month in which the vehicle is purchased. Historically, this has resulted in lower registrations and emissions and safety test volumes during the winter months, our first and fourth quarters. Prior quarterly results are not indicative of first or fourth quarter results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2009. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and a training classroom with a term that expires on April 30, 2011. The lease automatically renews for additional 2-year renewal period unless either party gives ninety-day notice of non-renewal.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis, Houston, and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 40 stores as of December 31, 2009:

Location	Number of Stores
Georgia	13
Missouri	4
Texas	15
Utah	8

Total	40

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

Item 4. Reserved

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

	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$0.25	$0.07
Second Quarter	$0.13	$0.07
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.07	$0.05

Fiscal year ended December 31, 2009:
First Quarter	$0.07	$0.05
Second Quarter	$0.05	$0.02
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.30	$0.08

Fiscal year ended December 31, 2010:
First Quarter (Through March 22)	$0.10	$0.05

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

Holders

As of December 31, 2009 and March 22, 2010, there were 6,685,448 and 7,025,648 shares of our common stock issued and outstanding, held by approximately 100 shareholders of record. As of December 31, 2009 and March 22, 2010, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders. As of December 31, 2009 and March 22, 2010, there were 2,294,482 and 2,279,982 shares of our Series B Convertible Preferred Stock issued and outstanding held of record by one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of March 22, 2010, we have issued and outstanding options to acquire 79,525 shares of our common stock under the plan at prices ranging from $2.00 to $5.15 per share, and we have issued 5,000 shares of common stock under the plan.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorized us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan. As of March 22, 2010, under the 2005 Restated Plan we have issued 271,000 options at an exercise prices ranging from $0.50 to $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of March 22, 2010, under the 2006 Plan we have 1,899,533 options issued and outstanding at exercise prices ranging from $0.50 to $0.58 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of March 22, 2010, under the 2008 Plan, we have 3,528,750 issued and outstanding options at exercise prices ranging from $0.07 to $0.125 per share.

As of December 31, 2009, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,778,808	$0.35	1,619,688

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,778,808	$0.35	1,619,688

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All sales of unregistered securities for the past two years have been previously reported on either Form 10-Q, Form 10-K or Form 8-K filed with the Securities and Exchange Commission.

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

Overview

As of December 31, 2009 we operated 40 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, Atlanta, Georgia; St. Louis, Missouri; Houston, Texas and Salt Lake City, Utah.

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

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2009 as compared to the comparable period ended December 31, 2008 were as follows:

	Year Ended December 31,		Percentage Change
	2009	2008
Revenue	$9,916,678	$9,779,942	1.4%
Cost of emission certificates	2,156,673	2,097,940	2.8%
Store operating expenses	6,266,578	6,061,774	3.4%
General and administrative expenses	1,411,296	1,768,519	(20.2)%
Gain from disposal of non-strategic assets	(39,820)	(48,668)	(18.2)%
Goodwill impairment expense	2,873,766	—	N/A

Operating loss	$(2,751,815)	$(99,623)	(2,662.2)%

Revenue. For the year ended December 31, 2009, revenue increased $136,736 or 1.4% to $9,916,678 compared to $9,779,942 in the prior year. The increase in revenue was primarily due to an increase in revenue from same store sales of 2.6% or $246,317 and additional revenue of $95,934 generated from new stores. The increase in revenue was offset by a decrease of $205,515 resulting from the closure of a store in 2008.

Cost of emission certificates. Cost of emission certificates increased $58,733 or 2.8% to $2,156,673 in the year ended December 31, 2009 and was 21.7% of revenues, compared to $2,097,940 and 21.5% of revenues, during 2008. The increase in the cost of emission certificates was primarily due to a $79,686 increase in same store certificates and additional cost of certificates sold for our new stores in the amount of $19,448. The increase in the cost of emission certificates was offset by a $40,400 decrease in certificate costs from the closure of a store in 2008.

Store operating expenses. Our store operating expenses increased $204,804 or 3.4% to $6,266,578 in the year ended December 31, 2009 and was 63.2% of revenues, compared to $6,061,774 or 62.0% of revenues during 2008. The increase in store operating expenses was primarily due to an increase in same store operating expenses of $172,686 and new store operating expenses of $114,935. The increase in store operating expenses was partially offset by a decrease of $82,817 from the closure of a store in 2008.

General and administrative expenses. For the year ended December 31, 2009, our general and administrative expenses decreased $357,223 or (20.2%) to $1,411,296 from $1,768,519 in 2008. The decrease in general and administrative expenses was primarily due to an decrease in professional fees and consulting expenditures of $314,536 and a decrease in stock option compensation expense of $107,119.

Gain from disposal of non-strategic assets. For the year ended December 31, 2009, we recognized a gain of $39,820 from the disposal of non-strategic assets. We recognized a gain of $48,668 from the disposal of non-strategic assets in the year ended December 31, 2008.

Goodwill impairment expense We determined that goodwill recorded from the 2005 acquisition of securities of Mr. Sticker, Inc. was impaired as of December 31, 2009. The fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance at the stores in Texas, it is estimated that Texas store’s future undiscounted cash flows would not be sufficient to cover the carrying value of Mr. Sticker’s goodwill. The amount of goodwill impaired in 2009 was $2,873,766 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2009.

Interest income, interest expense and loss from continuing operations and basic and diluted loss per share from continuing operations. Our interest income, interest expense, loss from continuing operations and basic and diluted loss per share from continuing operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 were as follows:

	Year Ended December 31,		Percentage Change
	2009	2008
Interest income	$111	$1,495	(92.6)%
Interest expense	(35,368)	(36,673)	(3.6)%
Loss from continuing operations	(2,787,072)	(134,801)	(1,967.5)%

Basic and diluted loss per share from continuing operations	$(0.53)	$(0.03)	(1,666.7)%

Loss from discontinued operations and loss per share from discontinued operations. On December 31, 2008, we decided to close our last 4 vehicle emissions testing and safety inspection stations located within Sears Auto Centers in the Dallas-Ft. Worth, Texas trade area. These stores were closed on January 5, 2009. We had previously announced the closing of 8 similar stores in the Dallas-Ft. Worth, Texas trade area on July 18, 2008. Discontinued operations for the years ended December 31, 2009 and 2008 consists of the operating results for these 12 stores. Revenue in the year ended December 31, 2009 and 2008 from these stores was $0 and $242,025, respectively. Loss from discontinued operations was $0 and $360,975 in the years ended December 31, 2009 and 2008, respectively. Basic and diluted loss per share from discontinued operations was $0.00 and $0.07 in the years ended December 31, 2009 and 2008, respectively.

Net loss and basic and diluted net loss per share. Our net loss increased from $495,776 in 2008 to $2,787,072 in 2009. Our basic and diluted net loss per share was $0.53 and $0.10 in the year ended December 31, 2009 and 2008, respectively. The increase in the net loss and net loss per share was mainly attributable to the Goodwill impairment expense in 2009 in the amount of $2,873,766 in the year ended December 31, 2009.

Liquidity and Capital Resources

Introduction

We believe that our existing cash and cash flows from operations will be sufficient to support our operating and investing needs for at least the next twelve months. However, this depends on our ability to manage our working capital requirements and the ability of our stores to achieve or maintain positive operating cash flow. Net cash provided by operating activities in 2009 was $36,980 as compared to net cash used in operating activities of $289,293 in 2008. During 2009, we used our positive operating cash flows to decrease our current liabilities by 42.0% and our total liabilities by 34.3%. As we continue to implement our growth strategy, we anticipate an increase in our operating cash flow, but with the increased costs of expanding our operations, we may not achieve positive operating cash flows on a consistent basis.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total stockholders’ equity as of December 31, 2009 as compared to December 31, 2008 were as follows:

	As of December 31, 2009	As of December 31, 2008	Change
Cash	$449,203	$512,492	$(63,289)
Total current assets	585,993	650,183	(64,190)
Total assets	5,894,836	9,066,429	(3,171,593)
Total current liabilities	470,857	811,954	(341,097)
Total liabilities	823,901	1,255,153	(431,252)
Series A convertible preferred stock	4,579,346	4,579,346	—
Total stockholders’ equity	491,589	3,231,930	(2,740,341)

For the year ended December 31, 2009 our net cash provided by operating activities was $36,980, as compared to net cash used in operating activities of $289,293 for the year ended December 31, 2008. Positive operating cash flows during 2009 were primarily created by $2,873,766 in goodwill and related asset impairment expense, depreciation and amortization of $319,288, share based compensation expense of $46,731 and a decrease in other current assets of $901, offset by net loss of $2,787,072, a decrease in accounts payable and accrued expenses of $361,492, a decrease in other liabilities of $12,256 and an increase in other assets of $3,066.

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

Sources and Uses of Cash

Net cash (used in) provided by investing activities was ($42,763) and $48,181, respectively, for the years ended December 31, 2009 and 2008.

Investing activities during 2009 involved primarily capital expenditures of $89,093 related to leasehold improvements and the purchase of equipment for our stores and proceeds from the disposal of non-strategic assets in the amount of $46,330.

Investing activities during 2008 involved primarily $102,407 received from Gwinnett County for the condemnation of our Lawrenceville, Georgia store for a road widening project in 2007, proceeds of $149,372 received from the disposal of equipment and capital expenditures related to the building of new stores and purchase of equipment for the stores in the amount of $203,598.

Net cash used in financing activities was $57,506 and $51,058, respectively, for the years ended December 31, 2009 and 2008. Net cash used in financing activities during 2009 was for payments on debt in the amount of $15,539 and payments on capitalized leases of $41,967. Net cash used in financing activities during 2008 was for payments on debt in the amount of $14,206 and payments on capitalized leases of $36,852.

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

Item 8. Financial Statements and Supplementary Data

Speedemissions, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 30, 2010

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2009	2008
Assets

Current assets:
Cash	$449,203	$512,492
Other current assets	136,790	137,691

Total current assets	585,993	650,183
Property and equipment, net	953,183	1,214,737
Goodwill	4,251,657	7,100,572
Other assets	104,003	100,937

Total assets	$5,894,836	$9,066,429

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$177,647	$498,554
Accrued liabilities	196,544	237,127
Current portion - capitalized lease obligations	47,288	41,962
Current portion - equipment financing obligations	18,865	16,362
Current portion - deferred rent	30,513	17,949

Total current liabilities	470,857	811,954

Capitalized lease obligations, net of current portion	93,604	140,897
Equipment financing obligations, net of current portion	46,389	64,431
Deferred rent	205,701	230,521
Other long term liabilities	7,350	7,350

Total liabilities	823,901	1,255,153

Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,279,982 and 2,481,482 shares issued and outstanding; liquidation preference: $5,854,994 and $6,372,446	2,280	2,481
Common stock, $.001 par value, 250,000,000 shares authorized, 6,685,448 and 5,162,108 shares issued and outstanding	6,685	5,162
Additional paid-in capital	15,795,364	15,749,955
Accumulated deficit	(15,312,740)	(12,525,668)

Total shareholders’ equity	491,589	3,231,930

Total liabilities and shareholders’ equity	$5,894,836	$9,066,429

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31,

	2009	2008
Revenue	$9,916,678	$9,779,942
Costs of revenues:
Cost of emission certificates	2,156,673	2,097,940
Store operating expenses	6,266,578	6,061,774
General and administrative expenses	1,411,296	1,768,519
Gain from disposal of non-strategic assets	(39,820)	(48,668)
Goodwill impairment expense	2,873,766	—

Operating loss	(2,751,815)	(99,623)

Interest income (expense)
Interest income	111	1,495
Interest expense	(35,368)	(36,673)

Interest, net	(35,257)	(35,178)

Loss from continuing operations	(2,787,072)	(134,801)
Loss from discontinued operations, no tax effect	—	(360,975)

Net loss	$(2,787,072)	$(495,776)

Basic and diluted loss per common share from continuing operations	$(0.53)	$(0.03)
Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.07)

Basic and diluted net loss per common share	$(0.53)	$(0.10)

Weighted average common shares outstanding, basic and diluted	5,217,990	5,162,108

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Preferred Stock - Series B		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	2,481,482	$2,481	5,162,108	$5,162	$15,596,105	$(12,029,892)	$3,573,856

Share based compensation	—	—	—	—	153,850	—	153,850

Net loss	—	—	—	—	—	(495,776)	(495,776)

Balance at December 31, 2008	2,481,482	2,481	5,162,108	5,162	15,749,955	(12,525,668)	3,231,930

Share based compensation	—	—	—	—	46,731	—	46,731

Conversion - Preferred Stock - Series B	(201,500)	(201)	1,523,340	1,523	(1,322)	—	—

Net loss	—	—	—	—	—	(2,787,072)	(2,787,072)

Balance at December 31, 2009	2,279,982	$2,280	6,685,448	$6,685	$15,795,364	$(15,312,740)	$491,589

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2009	2008
Operating activities:
Net loss	$(2,787,072)	$(495,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	319,288	336,875
Goodwill impairment expense	2,873,766
Gain from disposal of non-strategic assets	(39,820)	(48,668)
Share based compensation	46,731	153,850
Changes in operating assets and liabilities:
Other current assets	901	52,888
Other assets	(3,066)	2,850
Accounts payable and accrued liabilities	(361,492)	(282,206)
Other liabilities	(12,256)	(9,106)

Net cash provided by (used in) operating activities	36,980	(289,293)

Cash flows from investing activities:
Proceeds from asset sales	46,330	251,779
Purchases of property and equipment	(89,093)	(203,598)

Net cash (used in) provided by investing activities	(42,763)	48,181

Cash flows from financing activities:
Payments on equipment financing obligations	(15,539)	(14,206)
Payments on capitalized leases	(41,967)	(36,852)

Net cash used in financing activities	(57,506)	(51,058)

Net decrease in cash	(63,289)	(292,170)

Cash at beginning of year	512,492	804,662

Cash at end of year	$449,203	$512,492

Supplemental Information:

Cash paid during the period for interest	$35,368	$36,702

Non-cash Investing and Financing activities:
Non-cash asset additions for financed and capital leases	$—	$31,425

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (EPA). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2009, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards.

Basis of Presentation

The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification .

The Company has evaluated subsequent events through the date of the filing its Form 10-K with the Securities and Exchange Commission. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation (see Note 3: Discontinued Operations). Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Consolidation

The accompanying consolidated financial statements include the accounts of Speedemissions and non-operating subsidiaries, which are 100% owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets such as goodwill. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as the testing services are performed. The cost of emissions certificates is shown separately in the accompanying consolidated statements of operations.

The Company normally requires that the customer’s payment be made at the time of service. The Company does not have significant levels of accounts receivable.

Under current Georgia, Texas, Missouri, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests are not material. Accordingly, no accrual for retest is recorded by the Company.

Property and Equipment

Property and equipment are recorded at original cost and depreciated on a straight-line basis over the estimated useful lives, as follows: buildings, fifteen years; emission testing equipment, five to seven years; furniture, fixtures and office equipment, three to five years, and vehicles three years.

The cost of repairs and maintenance is charged to maintenance expense as incurred.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually as well as on an interim basis if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

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

Fair Value Measurements

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company has no Level 1 assets or liabilities.

•

Level 2 – Observable inputs, other than quoted prices included in Level 1, such a quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data. The Company has no Level 2 assets or liabilities.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company has no Level 3 assets or liabilities at December 31, 2009, but as discussed in Note 5, goodwill is evaluated at least annually for impairment based on Level 3 inputs.

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

Stock-Based Compensation

We have several stock-based compensation plans under which employees and non-employee directors receive stock options. Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance was adopted by the Company on July 1, 2009. The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial position.

The FASB Statement on Business Combinations was effective for the Company for business combinations with the acquisition date on or after January 1, 2009. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Statement will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3: Discontinued Operations

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

The following table presents Revenue, Cost of emission certificates, Store operating expenses and Loss from discontinued operations for the 12 stores which have been reclassified to discontinued operations in the Consolidated Statements of Operations:

	December 31,
	2009	2008
Revenue	$—	$242,025
Cost of emission certificates	—	85,411
Store operating expenses	—	517,589

Loss from discontinued operations	$—	$(360,975)

Note 4: Property and Equipment

Property and equipment at December 31, 2009 and 2008 were as follows:

	2009	2008
Buildings	$485,667	$485,667
Emission testing equipment	1,568,622	1,816,579
Furniture, fixtures and office equipment	145,882	128,519
Vehicles	23,272	13,165
Leasehold improvements	292,325	254,820

	2,515,768	2,698,750
Less accumulated amortization and depreciation	1,562,585	1,484,013

	$953,183	$1,214,737

No interest costs were capitalized during the years ended December 31, 2009 or 2008.

Note 5: Goodwill

We measure the fair value of reporting units using discounted future cash flows based on our forward-looking projections. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on our weighted average cost of capital. Each year, we re-evaluate the assumptions used to reflect changes in the business environment.

At December 31, 2009 and 2008, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2009. The impaired goodwill related to the goodwill recorded from the acquisition of Mr. Sticker, Inc. The fair value of goodwill was determined using discounted cash flow techniques. The Company wrote off the remaining recorded value of the goodwill of Mr. Sticker, Inc. and recorded an impairment charge of $2,873,766 in the twelve months ended December 31, 2009. The goodwill recorded for the Company’s other acquisitions remaining on the Company’s balance sheet was not impaired as of December 31, 2009. In the opinion of management, goodwill was not impaired as of December 31, 2008.

Note 6: Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Professional fees	$99,690	$83,724
Accrued payroll	44,529	60,669
Other	42,906	44,074
Accrued property taxes	9,419	2,187
Accrued store closing expenses	—	46,473

	$196,544	$237,127

Note 7: Equipment Financing Agreements

On December 7, 2007 and December 19, 2007, the Company entered into sixty-month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the equipment and are personally guaranteed by the President of the Company. The financing agreements bear interest at 17.35% and 10.37% per annum, respectively.

Equipment financing agreements at December 31, consisted of the following:

	2009	2008
Equipment financing agreements	$65,254	$80,793
Less current portion	18,865	16,362

Long-term portion	$46,389	$64,431

Future minimum debt payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2009:

Year Ending December 31,
2010	$18,865
2011	22,601
2012	23,788
2013	—
2014	—

$65,254

Note 8: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2009 and 2008, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2006 to 2009 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2009, the Company had net operating loss (NOL) carry forwards of approximately $10,174,000 that may be used to offset future taxable income. If not utilized, the NOL carry forwards will expire at various dates through 2028.

Differences between the income taxes incurred for 2009 and 2008 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2009	2008
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Property and equipment	$—	$97,000
Other	237,000	201,000
Goodwill	608,000	—
Net operating losses	3,836,000	3,627,000

	4,681,000	3,925,000
Deferred tax liability:
Goodwill	—	(260,000)

Net deferred tax asset before valuation allowance	4,681,000	3,665,000
Valuation allowance	(4,681,000)	(3,665,000)

Net deferred tax asset	$—	$—

Note 9: Net Loss Per Common Share

Basic earnings per share (“EPS”) represents net (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per share for the twelve month period ended December 31, 2009 and 2008, respectively:

	2009	2008
Loss from continuing operations (A)	$(2,787,072)	$(134,801)
Loss from discontinued operations (B)	—	(360,975)

Net loss (C)	$(2,787,072)	$(495,776)

Weighted average common shares - basic (D)	5,217,990	5,162,108
Effect of dilutive securities (3):
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—

Weighted average common shares - diluted (E)	5,217,990	5,162,108

Loss per share from continuing operations - basic (A/D)	$(0.53)	$(0.03)

Loss per share from continuing operations - diluted (A/E)	$(0.53)	$(0.03)

Loss per share from discontinued operations - basic (B/D)	$—	$(0.07)

Loss per share from discontinued operations - diluted (B/E)	$—	$(0.07)

Net loss per share - basic (C/D)	$(0.53)	$(0.10)

Net loss per share - diluted (C/E)	$(0.53)	$(0.10)

(1)	As a result of the Company’s net loss in the twelve months ended December 31, 2009 and 2008, aggregate Common Stock Equivalents of 21,071,239 and 21,226,845 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the twelve months ended December 31, 2009 and 2008. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the twelve months ended December 31, 2009 and 2008, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the twelve months ended December 31, 2009 and 2008. These Common Stock Equivalents could be dilutive in future periods.
(3)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 17,236,660 and 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the twelve months ended December 31, 2009 and 2008.

Note 10: Commitments and Contingencies

Operating Leases

The Company leases office space, land and buildings for certain of its emission testing stations. The leases generally require that the Company pay taxes, maintenance, and insurance. The leases for the emission testing stations are renewable, at the option of the Company, for specified periods. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain leases have been personally guaranteed by the President of the Company.

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2009 and 2008, the excess of rent expense over cash payments was $236,214 and $248,470, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rents.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2009:

Year Ending December 31
2009	$1,566,319
2010	1,262,479
2011	965,471
2012	719,278

Year Ending December 31
2013	511,808
2014 and later	974,351

$5,999,706

Total rent expense under all operating leases totaled $1,655,762 in 2009 and $1,639,132 in 2008.

Capital Leases

The Company’s capital lease commitments relate to emission testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments. The cost and accumulated depreciation of assets held under capital leases was $244,821 and $77,769, respectively as of December 31, 2009 and $244,821 and $42,794, respectively, as of December 31, 2008.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2009:

Year Ending December 31
2010	$61,479
2011	59,947
2012	42,920
2013	682
2014	—

165,028
Less amounts representing interest	24,136

Present value of net minimum lease payments	140,892
Less current portion	47,288

Long-term capitalized lease obligations	$93,604

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 11: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2009 and 2008. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, LLC held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2009 and 2008. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2009 and 2008. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2009.

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

The carrying value of the Preferred A Stock at December 31, 2009 and 2008 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

The Company had 2,279,982 and 2,481,482 shares of Series B Convertible Preferred Stock (“Preferred B Stock”) outstanding at December 31, 2009 and 2008. Barron Partners LP (“Barron”) held 2,279,982 and 2,481,482 shares of the Preferred B Stock at December 31, 2009 and 2008. Each share of the Preferred B Stock is convertible into 7.56 shares of the Company’s common stock, subject to adjustment if certain conditions are met, for a total of 17,236,660 and 18,760,000 shares of common stock at December 31, 2009 and 2008. Barron converted 201,500 shares of Preferred B Stock into 1,523,340 common shares during the twelve months ended December 31, 2009. Barron did not convert any of its Preferred B Stock into common shares during the twelve months ended December 31, 2008. Barron is restricted from converting any portion of the Preferred B Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The Preferred B Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred B Stock, or $5,854,994 and $6,372,446 at December 31, 2009 and 2008. The Preferred B Stock does not pay a dividend and has no voting rights.

In the event of liquidation, dissolution or winding up of the Company, preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

The Company issued a total of 1,523,340 shares of common stock to Barron during December 2009. The issuances to Barron resulted from Barron’s conversion of a total of 201,500 shares of Preferred B Stock on multiple occasions during December 2009.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 6,685,448 and 5,162,108 shares were issued and outstanding as of December 31, 2009 and 2008, respectively. The total number of shares reserved for options and warrant conversions was 21,071,239 and 21,226,845 on December 31, 2009 and 2008, respectively.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors stock options, restricted stock awards, unrestricted stock awards and performance stock rewards. As of December 31, 2009, only stock options have been granted to employees and non-employee directors.

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

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”) the Compensation Committee is authorized to grant eligible employees and non-employee directors up to 303,496 shares of the Company’s authorized common stock. Options granted under this plan generally vest annually in three equal installments.

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

On January 30, 2009, the Compensation Committee approved the grant of 13,000 options to employees under the 2008 Plan at an exercise price of $0.07 per share.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,619,688 and 1,616,938 stock options available to be granted under these plans at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, options to purchase a total of 5,778,808 and 5,781,558, respectively, shares had been granted and were outstanding under these four plans. Options to purchase 4,648,225 and 3,505,892 common shares were exercisable as of December 31, 2009 and 2008, respectively.

The Company recorded $46,731 and $153,850 in share-based compensation expense during the years ended December 31, 2009 and 2008. These expenses are included in the Company’s general and administrative expenses in its Statements of Operations.

For grants issued during 2009 and 2008, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%.

	2009	2008
Risk free interest rate	1.27%	(a	)
Expected term of stock awards	2 years	2 years
Expected volatility in stock price	45.0%	45.0%
Expected dividend yield	None	None

(a)	The risk-free interest rate used was 2.42% and 1.27% for the Company’s May 19, 2008 and November 10, 2008 grants, respectively.

The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2009 and 2008:

	2009			2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2008	5,781,558	$0.35		2,347,725	$0.69
Granted	13,000	$0.07	$0.02	3,864,250	0.12	$0.03
Expired	(15,750)	$0.30		(430,417)	0.21

Options outstanding at December 31, 2009	5,778,808	$0.35		5,781,558	$0.35

Options exercisable at December 31, 2009	4,648,225	$0.40		3,505,892	$0.49

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding As of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable As of December 31, 2009	Weighted Average Exercise Price
$0.00 - $0.49	3,528,750	9.01 years	$0.125	2,398,167	$0.125
$0.50 - $0.99	1,941,533	6.80 years	$0.58	1,941,533	$0.58
$1.00 - $1.99	229,000	5.97 years	$1.00	229,000	$1.00
$2.00 - $2.99	69,900	3.85 years	$2.48	69,900	$2.48
$3.00 - $3.99	2,625	4.88 years	$3.00	2,625	$3.00
$4.00 - $4.99	4,500	4.02 years	$4.00	4,500	$4.00
$5.00 - $5.99	2,500	4.31 years	$5.15	2,500	$5.20

$0.00 - $5.99	5,778,808	7.72 years	$0.35	4,648,225	$0.40

As of December 31, 2009, there was $14,776 of unrecognized stock-based compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of six months.

The following table represents our non-vested stock options and activity for the years ended December 31, 2009 and 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2007	710,401	$0.16
Granted	3,864,250	0.03
Vested	(1,892,818)	0.03
Forfeited	(406,167)	0.06

Non-vested options — December 31, 2008	2,275,666	0.03
Granted	13,000	0.02
Vested	(1,151,583)	0.03
Forfeited	(6,500)	0.03

Non-vested options — December 31, 2009	1,130,583	$0.03

The aggregate intrinsic value of options outstanding and exercisable was $43 at December 31, 2009 and 2008, based on the Company’s closing stock price of $0.08 and $0.07, respectively. The aggregate intrinsic value of options vesting during 2009 and 2008 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model. There were no warrants granted during the years ended December 31, 2009 and 2008. The following table represents our warrant activity for the years ended December 31, 2009 and 2008:

Number of Warrants
Outstanding Warrants — December 31, 2007	15,497,787
Forfeited	(52,500)

Outstanding Warrants — December 31, 2008	15,445,287
Forfeited	(152,856)

Outstanding Warrants — December 31, 2009	15,292,431

All warrants issued were fully vested within the calendar year in which they were granted. Prior to January 1, 2008, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, investors, consultants, creditors and others.

As of December 31, 2009, warrants to purchase a total of 15,292,431 shares of common stock were outstanding at exercise prices ranging from $0.30 to $3.57. All outstanding warrants are vested, currently exercisable and expire at various dates through January 2011.

Note 12: Risks and Uncertainties

Regulatory Impact

The current and future demand for the Company’s services is substantially dependent upon federal, state and local legislation and regulations mandating air pollution controls and emissions testing. If any or all of these governmental agencies should change their positions or eliminate or revise their requirements related to air pollution controls and emissions testing (including a shift to centralized facilities versus decentralized facilities), the Company could experience a significant adverse impact on its financial position, results of operations and cash flows.

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

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price. The Company had 6,685,448 shares of common stock issued and outstanding as of December 31, 2009. As of December 31, 2009, our largest shareholder, GCA Strategic Investment Fund Ltd, and its affiliates, owned 3,379,360 shares of our common stock. GCA Strategic Investment Fund Ltd, and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon exercise of all outstanding warrants at the exercise prices ranging from $0.30 to $0.90 per share and conversion of their Preferred A Stock, GCA Strategic Investment Fund Ltd could own up to 10,056,859 shares of our common stock.

As of December 31, 2009, Barron could acquire up to 29,824,092 shares of our common stock upon the exercise of outstanding warrants at the exercise prices ranging from $0.30 to $0.90 per share and the conversion of their Preferred B Stock. In the event Barron obtains ownership of these shares, they will have the effective power to control the vote on substantially all significant matters without the approval of other shareholders.

If either of these shareholders sold a large number of shares of our common stock into the public market it would have a negative impact on our stock price.

Note 13: Significant Fourth Quarter Adjustments

During the fourth quarter of 2009, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded from the acquisition of the assets of Mr. Sticker, Inc. was impaired due to a decline in operating performance and anticipated future performance at the stores located in Texas. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the net assets. The fair value of goodwill was determined using discounted cash flow techniques. The amount of the goodwill impairment expensed during the fourth quarter was $2,873,766. The goodwill recorded for the Company’s other acquisitions remaining on the Company’s balance sheet was not impaired as of December 31, 2009.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our internal controls over financial reporting were effective.

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Shareholders.

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

Speedemissions, Inc.

Dated: March 30, 2010		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 30, 2010		/s/ Michael S. Shanahan
	By:	Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: March 30, 2010
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 30, 2010
By:	Bradley A. Thompson, Director

	/s/ Dr. Ernest A. Childs	Dated: March 30, 2010
By:	Dr. Ernest A. Childs, Director

	/s/ Gerald Amato	Dated: March 30, 2010
By:	Gerald Amato, Director

	/s/ Michael E. Guirlinger	Dated: March 30, 2010
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer, Chief Accounting Officer and Secretary	Dated: March 30, 2010

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Common Stock Purchase Warrant “AA-1” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form SB-2, File No. 333-146733)

4.4	Common Stock Purchase Warrant “AA-2” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2, File No. 333-146733)

4.5	Common Stock Purchase Warrant “AA-3” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form SB-2, File No. 333-146733)

4.6	Common Stock Purchase Warrant “AA-4” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form SB-2, File No. 333-146733)

4.7	Common Stock Purchase Warrant “AA-5” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.7 of the Registration Statement on Form SB-2, File No. 333-146733)

4.8	Common Stock Purchase Warrant “AA-6” dated October 12, 2007 issued to Barron Partners LP (incorporated by reference to Exhibit 4.8 of the Registration Statement on Form SB-2, File No. 333-146733)

4.9	Common Stock Purchase Warrant “AA-7” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.9 of the Registration Statement on Form SB-2, File No. 333-146733)

4.10	Common Stock Purchase Warrant “AA-8” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.10 of the Registration Statement on Form SB-2, File No. 333-146733)

4.11	Common Stock Purchase Warrant “AA-9” dated October 12, 2007 issued to Global Capital Funding Group, L.P. (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form SB-2, File No. 333-146733)

4.12	Amended and Restated Plan of Recapitalization dated October 12, 2007, with respect to Common Stock Purchase Warrants “AA-1” through “AA-9” (incorporated by reference to Exhibit 4.12 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.13	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 21, 2004 (incorporated by reference to Exhibit 10.5 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.14	Amendment No. 1 dated October 14, 2005 to Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.15	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.8 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.16	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.17	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.18	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.19	Common Stock Purchase Warrant issued to Global Capital Advisors, LLC dated January 26, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated February 2, 2005, and filed with the Commission on February 3, 2005)

4.20	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.21	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Conversion Notice and Agreement between Speedemissions, Inc. and Calabria Advisors, LLC dated June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004 and filed with the Commission on August 16, 2004)

10.8	Equity Research Agreement with The Research Works, Inc. dated as of October 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2004 and filed with the Commission on November 12, 2004)

10.9	Asset Purchase Agreement between Speedemissions, Inc. and SIT’s EMI Mobile Testing Unit dated as of December 2, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 7, 2004 and filed with the Commission on December 8, 2004)

10.10	Asset Purchase Agreement between Speedemissions, Inc. and State Inspection of Texas, Inc. dated as of December 30, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.11	$1,285,000 Promissory Note to State Inspections of Texas, Inc. dated December 30, 2004 (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 3, 2005 and filed with the Commission on January 7, 2005)

10.12	$350,000 Promissory Note to GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

10.13	Common Stock Purchase Warrant issued to Richard A. Parlontieri dated February 22, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 10, 2005 and filed with the Commission on March 17, 2005)

10.14	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.15	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.16	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.17	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.18	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.19	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.20	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Fund Investment dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.21	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.22	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.23	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.24	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

16.1	Letter from Bennett Thrasher PC dated February 1, 2005 (incorporated by reference to Exhibit 16.1 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

16.2	Letter from Tauber & Balser, P.C. dated October 31, 2008 (incorporated by reference to Exhibit 16.1 to Form 8-K dated November 1, 2008 and filed with the Commission on November 1, 2008)

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer