Form 10-Q
period 2010-03-31
SPEEDEMISSIONS INC
filed 2010-05-14
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 3, 2010, there were 8,152,088 shares of common stock, par value $0.001, issued and outstanding.

Speedemissions, Inc.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q of Speedemissions, Inc. (“Speedemissions” or the “Company”) contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s current expectations, estimates and projections about the emissions testing and safety inspection industry. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “considers” and similar expressions are intended to identify such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$488,806	$449,203
Other current assets	155,830	136,790

Total current assets	644,636	585,993
Property and equipment, at cost less accumulated depreciation and amortization	882,438	953,183
Goodwill	4,251,657	4,251,657
Other assets	105,803	104,003

Total assets	$5,884,534	$5,894,836

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$223,380	$177,647
Accrued liabilities	219,435	196,544
Current portion of capitalized lease obligations	36,158	47,288
Current portion of equipment financing obligations	19,553	18,865
Current portion - deferred rent	30,513	30,513

Total current liabilities	529,039	470,857
Capitalized lease obligations, net of current portion	80,057	93,604
Equipment financing obligations, net of current portion	40,412	46,389
Deferred rent	197,522	205,701
Other long term liabilities	7,350	7,350

Total liabilities	854,380	823,901

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 2,187,981 and 2,279,981 shares issued and outstanding; liquidation preference: $5,618,738 and $5,854,991	2,188	2,280
Common stock, $.001 par value, 250,000,000 shares authorized, 7,380,968 and 6,685,448 shares issued and outstanding	7,381	6,685
Additional paid-in capital	15,805,554	15,795,364
Accumulated deficit	(15,364,315)	(15,312,740)

Total shareholders’ equity	450,808	491,589

Total liabilities and shareholders’ equity	$5,884,534	$5,894,836

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2010	2009
Revenue	$2,453,113	$2,471,942
Costs of operations:
Cost of emission certificates	541,485	548,577
Store operating expenses	1,556,722	1,572,829
General and administrative expenses	395,263	301,366
Loss on disposal of non-strategic assets	4,989	—

Operating income (loss)	(45,346)	49,170
Interest income (expense)
Interest income	615	25
Interest expense	(6,844)	(7,043)

Interest expense, net	(6,229)	(7,018)

Net income (loss)	$(51,575)	$42,152

Basic net income (loss) per share	$(0.01)	$0.01

Diluted net income (loss) per share	$(0.01)	$—

Weighted average common shares outstanding, basic	6,954,836	5,162,108

Weighted average common shares outstanding, diluted	6,954,836	9,439,606

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(51,575)	$42,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,559	79,800
Loss on disposal of assets	4,989	—
Share-based compensation	10,793	11,837
Changes in operating assets and liabilities:
Other current assets	(19,040)	(7,837)
Other assets	(1,800)	3,000
Accounts payable and accrued liabilities	68,625	(77,109)
Other liabilities	(8,179)	(1,138)

Net cash provided by operating activities	76,372	50,705

Cash flows from investing activities:
Proceeds from sales of property and equipment	20,000	—
Purchases of property and equipment	(26,803)	(6,527)

Net cash used in investing activities	(6,803)	(6,527)

Cash flows from financing activities:
Payments on equipment financing obligations	(5,289)	(3,876)
Payments on capitalized leases	(24,677)	(10,025)

Net cash used in financing activities	(29,966)	(13,901)

Net increase in cash	39,603	30,277
Cash at beginning of period	449,203	512,492

Cash at end of period	$488,806	$542,769

Supplemental Information:
Cash paid during the period for interest	$6,184	$8,211

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of March 31, 2010, the Company operated 41 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Note 2: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company had no Level 3 assets or liabilities at March 31, 2010 or December 31, 2009. However, goodwill is evaluated at least annually for impairment based on Level 3 inputs. For a further discussion of how the Company measures the value of the reporting units and goodwill, see Note 5 Goodwill in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements and capital lease obligations approximate carrying value based upon current borrowing rates.

Note 3: Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,539,535	1,568,622
Furniture, fixtures and office equipment	146,519	145,882
Vehicles	25,772	23,272
Leasehold improvements	299,641	292,325

	2,497,134	2,515,768
Less: accumulated depreciation and amortization	1,614,696	1,562,585

	$882,438	$953,183

Note 4: Accrued Liabilities

Accrued liabilities at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Payroll	$102,876	$44,529
Professional fees	38,194	99,960
Other	50,558	42,906
Property Taxes	27,807	9,419

	$219,435	$196,544

Note 5: Equipment Financing Agreements

In December 2007, the Company entered into sixty-month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the related equipment and are personally guaranteed by the President of the Company. The balance outstanding under these equipment financing agreements as of March 31, 2010 was $59,965.

Note 6: Net Income (loss) Per Common Share

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three month periods ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31
	2010	2009
Net income (loss) (A)	$(51,575)	$42,152

Weighted average common shares - basic (B)	6,954,836	5,162,108
Effect of dilutive securities:
Diluted effect of stock options (1, 2)	—	—
Diluted effect of stock warrants (1, 2)	—	—
Diluted effect of unrestricted Preferred Series A Shares (3)	—	4,277,498
Diluted effect of unrestricted Preferred Series B Shares (4)	—	—

Weighted average common shares - diluted (C)	6,954,836	9,439,606

Net income (loss) per share - basic (A/B)	$(0.01)	$0.01

Net income (loss) per share - diluted (A/C)	$(0.01)	$0.00

(1)	Because their effects are anti-dilutive, Common Stock Equivalents of 21,153,345 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares (diluted) for the three months ended March 31, 2009. These Common Stock Equivalents could be dilutive in future periods.

(2)	As a result of the Company’s net loss in the three months ended March 31, 2010, aggregate Common Stock Equivalents of 21,045,989 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three months ended March 31, 2010. These Common Stock Equivalents could be dilutive in future periods.

(3)	As a result of the Company’s net loss in the three months ended March 31, 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three months ended March 31, 2010. These Common Stock Equivalents could be dilutive in future periods. The Company reported net income in the three months ended March 31, 2009 and as a result, the 4,277,498 Common Stock Equivalents were dilutive in the three months ended March 31, 2009.

(4)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Stock Equivalents of the Series B convertible preferred stock of 16,541,141 and 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three months ended March 31, 2010 and 2009, respectively.

Note 7: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2010 and December 31, 2009. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 2,187,981 and 2,279,981 shares of Series B convertible preferred stock (“Preferred B Stock”) issued and outstanding as of March 31, 2010 and December 31, 2009, respectively, all of which were held by Barron. Barron converted 92,000 and 0 shares of Preferred B Stock into 695,520 common shares during the three months ended March 31, 2010 and 2009, respectively.

Common Stock

The Company issued a total of 695,520 common shares to Barron during the three months ended March 31, 2010. The issuances to Barron resulted from Barron’s conversion of a total of 92,000 shares of Preferred B Stock.

Note 8: Share-Based Compensation

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

Share-based compensation expense was $10,793 and $11,837 during the three months ended March 31, 2010 and 2009, respectively and is included in general administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the three month period ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2009	5,778,808	$0.35
Granted	—	—	—
Expired	(10,250)	0.12

Options outstanding at March 31, 2010	5,768,558	$0.35

Options exercisable at March 31, 2010	4,645,725	$0.40

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the three months ended March 31, 2010.

As of March 31, 2010, there was $3,983 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of three months. There were 4,333 and 4,333 shares that vested during the three months ended March 31, 2010 and 2009, respectively.

There were 5,768,558 and 5,778,808 shares issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of March 31, 2010 and December 31, 2009, respectively. There were no options granted under these plans during the three month period ended March 31, 2010. There were no options exercised during the three month periods ended March 31, 2010 and 2009.

Stock Warrants

There were no common stock warrants granted or exercised during the three month period ended March 31, 2010. The following table represents our warrant activity for the three month period ended March 31, 2010:

	Number of Warrants	Weighted Average Grant Date Fair Value
Outstanding warrants at December 31, 2009	15,292,431	$1.40
Granted	—	—
Exercised	—	—
Forfeited	(15,000)	$2.59

Outstanding warrants at March 31, 2010	15,277,431	$1.41

Note 10: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2010 and 2009 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are statements we make based on our management’s expectations, estimates, projections and assumptions and are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; emission certificate cost; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. The above examples are not exhaustive and new risks emerge from time to time. For a further discussion of risk factors relating to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Since our common stock is considered a “penny stock,” we are not eligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and any references to these sections are for informational purposes only.

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of March 31, 2010, the Company operated 41 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating income (loss) for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 were as follows:

	Three Months Ended March 31		Percentage
	2010	2009	Change
Revenue	$2,453,113	$2,471,942	(0.8%)
Cost of emission certificates	541,485	548,577	(1.3%)
Store operating expenses	1,556,722	1,572,829	(1.0%)
General and administrative expenses	395,263	301,366	31.2%
Loss from disposal of non-strategic assets	4,989	—	N/A

Operating income (loss)	$(45,346)	$49,170	(192.2%)

Revenue. Revenue decreased $18,829 or 0.8% to $2,453,113 in the three month period ended March 31, 2010 compared to $2,471,942 in the three month period ended March 31, 2009. The decrease in revenue over the comparable period was primarily due to a decrease in same store sales of $39,873 or 1.6%, offset by an increase of $21,044 from new stores. The decrease in same store sales is mainly attributable to extended inclement weather conditions experienced during January and February 2010 and increased competition in Georgia.

Cost of emission certificates. Cost of emission certificates decreased $7,092 or 1.3% in the three month period ended March 31, 2010 and was $541,485 or 22.1% of revenues, compared to $548,577 or 22.2% of revenues in the three month period ended March 31, 2009. The decrease in the cost of emission certificates was primarily due to a $11,596 decrease in same store certificate costs resulting from decreased sales, offset by an increase of $4,504 in the cost of emission certificates from new stores.

Store operating expenses. Store operating expenses decreased $16,107 or 1.0% in the three month period ended March 31, 2010 and was $1,556,722 or 63.5% of revenues, compared to $1,572,829 or 63.6% of revenues in the three month period ended March 31, 2009. The decrease was mainly attributable to a decrease of $62,944 in same store operating expenses, offset by additional expenses from new stores of $46,837.

General and administrative expenses. Our general and administrative expenses increased $93,897 or 31.2% to $395,263 in the three month period ended March 31, 2010 from $301,366 in the three month period ended March 31, 2009. The increase in general and administrative expenses was primarily due to increases in professional fees and higher personnel costs.

Loss from disposal of non-strategic assets. We recognized a loss of $4,989 on the sale of equipment in the three month period ended March 31, 2010. We did not recognize a gain or loss from the disposal of non-strategic assets in the three month period ended March 31, 2009.

Operating income (loss) Our operating income (loss) decreased $94,516 in the three month period ended March 31, 2010 and was ($45,346) compared to an operating income of $49,170 in the three month period ended March 31, 2009.

Interest income, interest expense, net income (loss) and basic and diluted income (loss) per share. Our interest income, interest expense, net income (loss) and basic and diluted income (loss) per share for the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Operating income (loss)	$(45,346)	$49,170
Interest income	615	25
Interest expense	(6,844)	(7,043)

Net income (loss)	$(51,575)	$42,152

Basic income (loss) per share	$(0.01)	$0.01

Diluted income (loss) per share	$(0.01)	$0.00

Weighted average shares outstanding, basic	6,954,836	5,162,108

Weighted average shares outstanding, diluted	6,954,836	9,439,606

The Company incurred net interest expense of $6,229 and $7,018 during the three month periods ended March 31, 2010 and 2009, respectively.

Net income (loss) and basic and diluted income (loss) per share. Net income (loss) was ($51,575) and $42,152 in the three month period ended March 31, 2010 and 2009, respectively. Basic and diluted net loss per share was ($0.01) and $0.00, respectively in the three month period ended March 31, 2010. Basic and diluted net income per share was $0.01 and $0.00, respectively in the three month period ended March 31, 2009.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $39,603 during the three months ended March 31, 2010 primarily from cash provided by operations and our current liabilities increased by $58,182. Our current liabilities increased mainly due to a timing difference from the payment of our January 1, 2010 payroll on December 31, 2009 instead of January 1, 2010 due to the holiday weekend. We anticipate an increase in our net operating cash flow on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2010.

Cash Requirements

For the three months ended March 31, 2010, our net cash provided by operating activities was $76,372 compared to net cash provided by operations of $50,705 in the three months ended March 31, 2009. Positive operating cash flows during the three months ended March 31, 2010 were primarily created by depreciation and amortization of $72,559, an increase in accounts payable and accrued liabilities of $68,625, share-based compensation expenses of $10,793 and a loss on disposal of assets of $4,989. The increase in net cash provided by operating activities was offset by a net loss of $51,575, an increase in other current assets of $19,040, an increase in other assets of $1,800 and a decrease in other liabilities of $8,179.

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

Sources and Uses of Cash

Net cash used in investing activities was $6,803 for the three months ended March 31, 2010 compared to net cash used in investing activities of $6,527 for the three months ended March 31, 2009. The net cash used in investing activities during the three months ended March 31, 2010 was related to capital expenditures of $26,803, offset by $20,000 in proceeds from the sale of equipment. The net cash used in investing activities during the three months ended March 31, 2009 was related to capital expenditures of $6,527.

Net cash used in financing activities was $29,966 and $13,901 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 we made principal payments of $5,289 and $24,677 on equipment financing obligations and capital leases, respectively. During the three months ended March 31, 2009 we made principal payments of $3,876 and $10,025 on equipment financing obligations and capital leases, respectively.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, the Company has identified accounting policies related to valuation of our equity instruments, valuation of goodwill, created as the result of business acquisitions, as key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

ITEM 4T	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of March 31, 2010, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Reserved

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 14, 2010	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: May 14, 2010	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer