Form 10-Q
period 2010-06-30
SPEEDEMISSIONS INC
filed 2010-08-10
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010, there were 12,613,528 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict. The Company’s future results and shareholder values may differ materially from those expressed or forecast in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$463,368	$449,203
Other current assets	165,684	136,790

Total current assets	629,052	585,993
Property and equipment, at cost less accumulated depreciation and amortization	814,765	953,183
Goodwill	4,251,657	4,251,657
Other assets	105,803	104,003

Total assets	$5,801,277	$5,894,836

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$221,918	$177,647
Accrued liabilities	253,564	196,544
Current portion of capitalized lease obligations	42,123	47,288
Current portion of equipment financing obligations	20,266	18,865
Current portion - deferred rent	30,513	30,513

Total current liabilities	568,384	470,857
Capitalized lease obligations, net of current portion	64,301	93,604
Equipment financing obligations, net of current portion	35,069	46,389
Deferred rent	185,187	205,701
Other long term liabilities	7,350	7,350

Total liabilities	860,291	823,901

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 1,783,982 shares issued and outstanding with a liquidation preference of $4,581,266 at June 30, 2010 and 2,279,982 shares issued and outstanding with a liquidation preference of $5,854,991at December 31, 2009	1,784	2,280
Common stock, $.001 par value, 250,000,000 shares authorized, 10,935,208 and 6,685,448 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,935	6,685
Additional paid-in capital	15,816,625	15,795,364
Accumulated deficit	(15,467,704)	(15,312,740)

Total shareholders’ equity	361,640	491,589

Total liabilities and shareholders’ equity	$5,801,277	$5,894,836

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenue	$2,495,734	$2,586,308	$4,948,847	$5,058,250
Costs of operations:
Cost of emission certificates	567,255	564,666	1,108,741	1,113,243
Store operating expenses	1,535,403	1,574,762	3,092,125	3,147,591
General and administrative expenses	486,361	361,053	881,624	662,419
(Gain) loss on disposal of non-strategic assets	4,724	(24,830)	9,713	(24,830)

Operating income (loss)	(98,009)	110,657	(143,356)	159,827
Interest income (expense)
Interest income	13	26	628	51
Interest expense	(5,393)	(7,767)	(12,236)	(14,810)

Interest expense, net	(5,380)	(7,741)	(11,608)	(14,759)

Net income (loss)	$(103,389)	$102,916	$(154,964)	$145,068

Basic net income (loss) per share	$(0.01)	$0.02	$(0.02)	$0.03

Diluted net income (loss) per share	$(0.01)	$0.01	$(0.02)	$0.02

Weighted average common shares outstanding, basic	8,509,834	5,162,108	7,736,631	5,162,108

Weighted average common shares outstanding, diluted	8,509,834	9,439,606	7,736,631	9,439,606

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(154,964)	$145,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,666	159,841
(Gain) loss on disposal of assets	9,713	(24,830)
Share-based compensation	25,014	23,674
Changes in operating assets and liabilities:
Other current assets	(28,894)	(892)
Other assets	(1,800)	(750)
Accounts payable and accrued liabilities	101,292	(161,314)
Other liabilities	(20,514)	(1,548)

Net cash provided by operating activities	72,513	139,249

Cash flows from investing activities:
Proceeds from sales of property and equipment	20,000	24,830
Purchases of property and equipment	(33,961)	(43,992)

Net cash used in investing activities	(13,961)	(19,162)

Cash flows from financing activities:
Payments on equipment financing obligations	(9,919)	(7,892)
Payments on capitalized leases	(34,468)	(20,355)

Net cash used in financing activities	(44,387)	(28,247)

Net increase in cash	14,165	91,840
Cash at beginning of period	449,203	512,492

Cash at end of period	$463,368	$604,332

Supplemental Information:
Cash paid during the period for interest	$12,236	$10,385

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of June 30, 2010, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga is an iPhone application that diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes.

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

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company had no Level 3 assets or liabilities at June 30, 2010 or December 31, 2009. However, goodwill is evaluated at least annually for impairment based on Level 3 inputs. For a further discussion of how the Company measures the value of the reporting units and goodwill, see Note 5 Goodwill in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements and capital lease obligations approximate carrying value based upon current borrowing rates.

Note 3: Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,539,535	1,568,622
Furniture, fixtures and office equipment	152,659	145,882
Vehicles	25,772	23,272
Leasehold improvements	288,786	292,325

	2,492,419	2,515,768
Less: accumulated depreciation and amortization	1,677,654	1,562,585

	$814,765	$953,183

Note 4: Accrued Liabilities

Accrued liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Payroll	$104,119	$44,529
Professional fees	63,309	99,690
Other	35,777	42,906
Property Taxes	50,359	9,419

	$253,564	$196,544

Note 5: Equipment Financing Agreements

In December 2007, the Company entered into sixty-month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the related equipment and are personally guaranteed by the President of the Company. The balance outstanding under these equipment financing agreements as of June 30, 2010 was $55,335.

Note 6: Net Income (loss) Per Share

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income (loss) (A)	$(103,389)	$102,916	$(154,964)	$145,068

Weighted average common shares - basic (B)	8,509,834	5,162,108	7,736,631	5,162,108
Effect of dilutive securities (3):
Diluted effect of stock options (1, 2)	—	—	—	—
Diluted effect of stock warrants (1, 2)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares	—	4,277,498	—	4,277,498

Weighted average common shares - diluted (C)	8,509,834	9,439,606	7,736,631	9,439,606

Net income (loss) per share - basic (A/B)	$(0.01)	$0.02	$(0.02)	$0.03

Net income (loss) per share - diluted (A/C)	$(0.01)	$0.01	$(0.02)	$0.02

(1)	Because their effects are anti-dilutive, Common Stock Equivalents of 21,099,239 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares (diluted) for the three and six months ended June 30, 2009. These Common Stock Equivalents could be dilutive in future periods.

(2)	As a result of the Company’s net loss in the three and six months ended June 30, 2010, aggregate Common Stock Equivalents of 16,167,558 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six months ended June 30, 2010. These Common Stock Equivalents could be dilutive in future periods.

(3)	As a result of the Company’s net loss in the three and six months ended June 30, 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six months ended June 30, 2010. These Common Stock Equivalents could be dilutive in future periods. The Company reported net income in the three and six months ended June 30, 2009 and as a result, the 4,277,498 Common Stock Equivalents were dilutive in the three and six months ended June 30, 2009.

(4)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Stock Equivalents of the Series B convertible preferred stock of 13,486,900 and 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and six months ended June 30, 2010 and 2009, respectively.

Note 7: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2010 and December 31, 2009. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 1,783,982 and 2,279,982 shares of Series B convertible preferred stock (“Preferred B Stock”) issued and outstanding as of June 30, 2010 and December 31, 2009, respectively, all of which were held by Barron. Barron converted 496,000 shares of Preferred B Stock into 3,749,760 common shares during the six months ended June 30, 2010. Barron did not convert any Preferred B Stock during the six months ended June 30, 2009.

Common Stock

The Company issued a total of 3,749,760 common shares to Barron during the six months ended June 30, 2010. The issuances to Barron resulted from Barron’s conversion of a total of 496,000 shares of Preferred B Stock during the six months ended June 30, 2010.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares to each of the Company’s directors. The common stock awards vested immediately. The Company issued a total of 500,000 shares of the common stock to the Company’s directors during the six months ended June 30, 2010.

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

Share-based compensation expense was $14,223 and $11,837 during the three months ended June 30, 2010 and 2009, respectively and $25,015 and $23,674 during the six months ended June 30, 2010 and 2009, respectively. Share-based compensation is included in general administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the six month period ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2009	5,778,808	$0.35
Granted	—	—	—
Expired	(16,250)	0.10

Options outstanding at June 30, 2010	5,762,558	$0.35

Options exercisable at June 30, 2010	5,746,725	$0.40

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the six months ended June 30, 2010.

As of June 30, 2010, there was $261 of unrecognized stock-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of four months. There were 1,109,334 and 1,131,750 options that vested during the six months ended June 30, 2010 and 2009, respectively.

There were 5,762,558 and 5,778,808 options issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of June 30, 2010 and December 31, 2009, respectively. There were no options granted under these plans during the six month period ended June 30, 2010. There were no options exercised during the six month periods ended June 30, 2010 and 2009.

Stock Warrants

There were no common stock warrants granted or exercised during the six month period ended June 30, 2010. The following table represents our warrant activity for the six month period ended June 30, 2010:

Number of Warrants
Outstanding warrants at December 31, 2009	15,292,431
Granted	—
Exercised	—
Forfeited	(4,887,431)

Outstanding warrants at June 30, 2010	10,405,000

Note 10: Income Taxes

No provision for income taxes has been reflected for the three and six month periods ended June 30, 2010 and 2009 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are statements we make based on our management’s expectations, estimates, projections and assumptions and are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; emission certificate cost; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. The above examples are not exhaustive and new risks emerge from time to time. For a further discussion of risk factors relating to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of June 30, 2010, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga is an iPhone application that diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating income (loss) for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 were as follows:

	Three Months Ended June 30		Percentage
	2010	2009	Change
Revenue	$2,495,734	$2,586,308	(3.5%)
Cost of emission certificates	567,255	564,666	(0.5%)
Store operating expenses	1,535,403	1,574,762	(2.5%)
General and administrative expenses	486,361	361,053	34.7%
(Gain) loss from disposal of non-strategic assets	4,724	(24,830)	N/A

Operating income (loss)	$(98,009)	$110,657	(188.6%)

Revenue. Revenue decreased $90,574 or 3.5% to $2,495,734 in the three month period ended June 30, 2010 compared to $2,586,308 in the three month period ended June 30, 2009. The decrease in revenue over the comparable period was primarily due to a decrease in same store sales of $123,848 or 4.8%, offset by an increase of $33,080 from new stores. The decrease in same store sales is mainly attributable to increased competition and discounting at our Georgia and Utah locations, offset by increases in same store sales at our Texas and Missouri locations.

Cost of emission certificates. Cost of emission certificates increased $2,589 or 0.5% in the three month period ended June 30, 2010 and was $567,255 or 22.7% of revenues, compared to $564,666 or 21.8% of revenues in the three month period ended June 30, 2009. The cost of each emission certificate varies from state to state. We experienced an increase in sales at our Texas locations where the cost of each emissions certificate is greater than the cost of each certificate in Georgia and Utah. The combination of an increase in sales in states with higher emission certificate costs together with the decrease in sales in Georgia and Utah, where the emission certificate unit cost is lower, resulted in an overall increase in our cost of sales even though our gross sales decreased.

Store operating expenses. Store operating expenses decreased $39,359 or 2.5% in the three month period ended June 30, 2010 and was $1,535,403 or 61.5% of revenues, compared to $1,574,762 or 60.9% of revenues in the three month period ended June 30, 2009. The decrease was mainly attributable to a decrease of $78,239 in same store operating expenses, offset by additional expenses from new stores of $38,880.

General and administrative expenses. Our general and administrative expenses increased $125,308 or 34.7% to $486,361 in the three month period ended June 30, 2010 from $361,053 in the three month period ended June 30, 2009. The increase in general and administrative expenses during the three month period June 30, 2010 was primarily due to $71,376 in Carbonga related expenses and an increase in professional fees of $84,735, offset by a reduction in other general and administrative expenses. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

Loss from disposal of non-strategic assets. We recognized a loss of $4,724 on the disposal of non-strategic assets in the three month period ended June 30, 2010. We did not recognize a gain or loss from the disposal of non-strategic assets in the three month period ended June 30, 2009.

Operating income (loss). Our operating income (loss) decreased by $208,666 in the three month period ended June 30, 2010 and was ($98,009) compared to an operating income of $110,657 in the three month period ended June 30, 2009 due to the increases in cost of emissions certificates and general and administrative expenses and decreases in revenue and store operating expenses.

Interest income, interest expense, net income (loss) and basic and diluted income (loss) per share. Our interest income, interest expense, net income (loss) and basic and diluted income (loss) per share for the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009 is as follows:

	Three Months Ended June 30,
	2010	2009
Operating income (loss)	$(98,009)	$110,657
Interest income	13	26
Interest expense	(5,393)	(7,767)

Net income (loss)	$(103,389)	$102,916

Basic income (loss) per share	$(0.01)	$0.02

Diluted income (loss) per share	$(0.01)	$0.01

Weighted average shares outstanding, basic	8,509,834	5,162,108

Weighted average shares outstanding, diluted	8,509,834	9,439,606

The Company incurred net interest expense of $5,380 and $7,741 during the three month periods ended June 30, 2010 and 2009, respectively.

Net income (loss) and basic and diluted income (loss) per share. Net income (loss) was ($98,009) and $110,657 in the three month period ended June 30, 2010 and 2009, respectively. Basic and diluted net loss per share was ($0.01) and ($0.01), respectively in the three month period ended June 30, 2010. Basic and diluted net income per share was $0.02 and $0.01, respectively in the three month period ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating income (loss) for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 were as follows:

	Six Months Ended June 30		Percentage
	2010	2009	Change
Revenue	$4,948,847	$5,058,250	(2.2%)
Cost of emission certificates	1,108,741	1,113,243	(0.4%)
Store operating expenses	3,092,125	3,147,591	(1.8%)
General and administrative expenses	881,624	662,419	33.1%
(Gain) loss from disposal of non-strategic assets	9,713	(24,830)	N/A

Operating income (loss)	$(143,356)	$159,827	(189.7%)

Revenue. Revenue decreased $109,403 or 2.2% to $4,948,847 in the six month period ended June 30, 2010 compared to $5,058,250 in the six month period ended June 30, 2009. The decrease in revenue over the comparable period was primarily due to a decrease in same store sales of $163,721 or 3.2%, offset by an increase of $54,124 from new stores. The decrease in same store sales is mainly attributable to increased competition and discounting at our Georgia and Utah locations, offset by increases in same store sales at our Texas and Missouri locations.

Cost of emission certificates. Cost of emission certificates decreased $4,502 or 0.4% in the six month period ended June 30, 2010 and was $1,108,741 or 22.4% of revenues, compared to $1,113,243 or 22.0% of revenues in the six month period ended June 30, 2009. The cost of each emission certificate varies from state to state. We experienced an increase in sales at our Texas locations where the cost of each emissions certificate is greater than the cost of each certificate in Georgia and Utah. The combination of an increase in sales in states with higher emission certificate costs together with the decrease in sales in Georgia and Utah, where the emission certificate unit cost is lower, resulted in a smaller decrease in our cost of sales when compared to gross revenue decreased.

Store operating expenses. Store operating expenses decreased $55,466 or 1.8% in the six month period ended June 30, 2010 and was $3,092,125 or 62.5% of revenues, compared to $3,147,591 or 62.2% of revenues in the six month period ended June 30, 2009. The decrease was mainly attributable to a decrease of $140,983 in same store operating expenses, offset by additional expenses from new stores of $85,517.

General and administrative expenses. Our general and administrative expenses increased $219,205 or 33.1% to $881,624 in the six month period ended June 30, 2010 from $662,419 in the six month period ended June 30, 2009. The increase in general and administrative expenses during the six month period June 30, 2010 was primarily due to $100,148 in Carbonga related expenses and an increase in professional fees of $130,461, offset by a reduction in other general and administrative expenses. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

Loss from disposal of non-strategic assets. We recognized a loss of $9,713 on the disposal of non-strategic assets in the six month period ended June 30, 2010. We recognized a $24,830 gain from the disposal of non-strategic assets in the six month period ended June 30, 2009.

Operating income (loss). Our operating income (loss) decreased by $303,183 in the six month period ended June 30, 2010 and was ($143,356) compared to an operating income of $159,827 in the six month period ended June 30, 2009 due to the increases in general and administrative expenses and decreases in revenue, cost of emission certificates and store operating expenses.

Interest income, interest expense, net income (loss) and basic and diluted income (loss) per share. Our interest income, interest expense, net income (loss) and basic and diluted income (loss) per share for the six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009 is as follows:

	Six Months Ended June 30,
	2010	2009
Operating income (loss)	$(143,356)	$159,827
Interest income	628	51
Interest expense	(12,236)	(14,810)

Net income (loss)	$(154,964)	$145,068

Basic income (loss) per share	$(0.02)	$0.03

Diluted income (loss) per share	$(0.02)	$0.02

Weighted average shares outstanding, basic	7,736,631	5,162,108

Weighted average shares outstanding, diluted	7,736,631	9,439,606

The Company incurred net interest expense of $11,608 and $14,759 during the six month periods ended June 30, 2010 and 2009, respectively.

Net income (loss) and basic and diluted income (loss) per share. Net income (loss) was ($154,964) and $145,068 in the six month period ended June 30, 2010 and 2009, respectively. Basic and diluted net loss per share was ($0.02) and ($0.02), respectively in the six month period ended June 30, 2010. Basic and diluted net income per share was $0.03 and $0.02, respectively in the six month period ended June 30, 2009.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $14,165 during the six months ended June 30, 2010 primarily from cash provided by operations and our current liabilities increased by $97,527. Our current liabilities increased mainly due to a timing difference from property tax accruals and the payment of our January 1, 2010 payroll on December 31, 2009 instead of January 1, 2010 due to the holiday weekend. We anticipate an increase in our net operating cash flow on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2010.

Cash Requirements

For the six months ended June 30, 2010, our net cash provided by operating activities was $72,513 compared to net cash provided by operations of $139,249 in the six months ended June 30, 2009. Positive operating cash flows during the six months ended June 30, 2010 were primarily created by depreciation and amortization of $142,666, an increase in accounts payable and accrued liabilities of $101,292, share-based compensation expenses of $25,014 and a loss on disposal of assets of $9,713. The increase in net cash provided by operating activities was offset by a net loss of $154,964, an increase in other current assets of $28,894, an increase in other assets of $1,800 and a decrease in other liabilities of $20,514.

Positive operating cash flows during the six months ended June 30, 2009 were primarily created by net income of $145,068, depreciation and amortization of $159,841, share-based compensation expenses of $23,674, offset by a decrease of $161,314 in accounts payable and accrued liabilities, an increase in other assets of $892, an increase in other assets of $750 and a decrease in other liabilities of $1,548.

Sources and Uses of Cash

Net cash used in investing activities was $13,961 for the six months ended June 30, 2010 compared to net cash used in investing activities of $19,162 for the six months ended June 30, 2009. The net cash used in investing activities during the six months ended June 30, 2010 was related to capital expenditures of $33,961, offset by $20,000 in proceeds from the sale of equipment. The net cash used in investing activities during the six months ended June 30, 2009 was related to capital expenditures of $43,992, offset by $24,830 in proceeds from the sale of equipment.

Net cash used in financing activities was $44,387 and $28,247 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 we made principal payments of $9,919 and $34,468 on equipment financing obligations and capital leases, respectively. During the six months ended June 30, 2009 we made principal payments of $7,892 and $20,355 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of June 30, 2010, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

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

SPEEDEMISSIONS, INC.

Date: August 10, 2010	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: August 10, 2010	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer