Form 10-Q
period 2010-09-30
SPEEDEMISSIONS INC
filed 2010-11-12
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 14,616,928 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$323,386	$449,203
Note receivable – current portion	12,000	—
Other current assets	197,904	136,790

Total current assets	533,290	585,993

Note receivable, net of current portion	91,139	—
Property and equipment, at cost less accumulated depreciation and amortization	777,831	953,183
Goodwill	4,251,657	4,251,657
Other assets	105,803	104,003

Total assets	$5,759,720	$5,894,836

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$162,067	$177,647
Accrued liabilities	245,719	196,544
Current portion of capitalized lease obligations	43,359	47,288
Current portion of equipment financing obligations	21,008	18,865
Current portion - deferred rent	30,513	30,513

Total current liabilities	502,666	470,857
Capitalized lease obligations, net of current portion	52,986	93,604
Equipment financing obligations, net of current portion	29,530	46,389
Deferred rent	174,920	205,701
Other long term liabilities	7,350	7,350

Total liabilities	767,452	823,901

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 1,296,982 shares issued and outstanding with a liquidation preference of $3,330,650 at September 30, 2010 and 2,279,981 shares issued and outstanding with a liquidation preference of $5,854,991 at December 31, 2009	1,297	2,280
Common stock, $.001 par value, 250,000,000 shares authorized, 14,616,928 and 6,685,448 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	14,617	6,685
Additional paid-in capital	15,813,617	15,795,364
Accumulated deficit	(15,416,609)	(15,312,740)

Total shareholders’ equity	412,922	491,589

Total liabilities and shareholders’ equity	$5,759,720	$5,894,836

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenue	$2,313,816	$2,599,350	$7,262,663	$7,657,600
Costs of operations:
Cost of emission certificates	498,599	560,042	1,607,340	1,673,285
Store operating expenses	1,487,037	1,595,521	4,579,162	4,743,112
General and administrative expenses	380,301	378,880	1,261,924	1,041,299
(Gain) loss on disposal of non-strategic assets	—	(5,500)	9,713	(30,330)
Gain from settlement of lawsuit	(106,881)	—	(106,881)	—

Operating income (loss)	54,760	70,407	(88,595)	230,234
Interest income (expense)
Interest income	1,272	34	1,900	85
Interest expense	(4,937)	(9,910)	(17,174)	(24,720)

Interest expense, net	(3,665)	(9,876)	(15,274)	(24,635)

Net income (loss)	$51,095	$60,531	$(103,869)	$205,599

Basic net income (loss) per share	$0.00	$0.01	$(0.01)	$0.04

Diluted net income (loss) per share	$0.00	$0.01	$(0.01)	$0.02

Weighted average common shares outstanding, basic	13,179,213	5,162,108	9,570,761	5,162,108

Weighted average common shares outstanding, diluted	17,456,713	9,439,606	9,570,761	9,439,606

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(103,869)	$205,599
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	206,088	240,546
(Gain) loss on disposal of assets	9,713	(30,330)
Share-based compensation	25,201	35,511
Gain from settlement of lawsuit	(106,881)	—
Changes in operating assets and liabilities:
Other current assets	(61,114)	(6,347)
Other assets	(1,800)	(850)
Accounts payable and accrued liabilities	33,596	(205,296)
Other liabilities	(30,781)	(2,568)

Net cash (used in) provided by operating activities	(29,847)	236,265

Cash flows from investing activities:
Proceeds from note receivable	3,742	—
Proceeds from sales of property and equipment	20,000	30,330
Purchases of property and equipment	(60,449)	(64,435)

Net cash used in investing activities	(36,707)	(34,105)

Cash flows from financing activities:
Payments on equipment financing obligations	(14,716)	(12,051)
Payments on capitalized leases	(44,547)	(30,997)

Net cash used in financing activities	(59,263)	(43,048)

Net (decrease) increase in cash	(125,817)	159,112
Cash at beginning of period	449,203	512,492

Cash at end of period	$323,386	$671,604

Supplemental Information:
Cash paid during the period for interest	$16,513	$23,288

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of September 30, 2010, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

The Company has evaluated subsequent events through the date of filing its Form 10-Q with the Securities and Exchange Commission. Other than as described in Note 12: Subsequent Event, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Speedemissions and its non-operating subsidiaries, which are 100% owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

•

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data. The Company has no Level 2 assets or liabilities.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company had no Level 3 assets or liabilities at September 30, 2010 or December 31, 2009. However, goodwill is evaluated at least annually for impairment based on Level 3 inputs. For a further discussion of how the Company measures the value of the reporting units and goodwill, see Note 5 Goodwill in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the note receivable, equipment financing agreements and capital lease obligations approximate carrying value based upon current borrowing rates.

Note 3: Note Receivable

During the three months ended September 30, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located.

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for seventy-two months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value using an interest rate equal to prime rate plus 0.5%, which was 3.75%.

The Company recognized a gain from the settlement of the lawsuit in the amount of $106,881 in the three month period ended September 30, 2010.

Note 4: Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,539,535	1,568,622
Furniture, fixtures and office equipment	158,659	145,882
Vehicles	25,772	23,272
Leasehold improvements	309,274	292,325

	2,518,907	2,515,768
Less: accumulated depreciation and amortization	1,741,076	1,562,585

	$777,831	$953,183

Note 5: Accrued Liabilities

Accrued liabilities at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Payroll	$68,554	$44,529
Professional fees	82,684	99,690
Other	35,920	42,906
Property Taxes	58,561	9,419

	$245,719	$196,544

Note 6: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of September 30, 2010 and December 31, 2009 was $50,538 and $65,254, respectively.

Note 7: Net Income (loss) Per Share

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income (loss) (A)	$51,095	$60,531	(103,869)	$205,599

Weighted average common shares - basic (B)	13,179,213	5,162,108	9,570,761	5,162,108
Effect of dilutive securities (5, 6):
Diluted effect of stock options (1, 2, 3)	—	—	—	—
Diluted effect of stock warrants (1, 2, 3)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (4)	4,277,498	4,277,498	—	4,277,498

Weighted average common shares - diluted (C)	17,456,711	9,439,606	9,570,761	9,439,606

Net income (loss) per share - basic (A/B)	$0.00	$0.01	$(0.01)	$0.04

Net income (loss) per share - diluted (A/C)	$0.00	$0.01	$(0.01)	$0.02

(1)	Because their effects are anti-dilutive, Common Stock Equivalents of 12,165,808 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of common shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares (diluted) for the three months ended September 30, 2010. These Common Stock Equivalents could be dilutive in future periods.

(2)	As a result of the Company’s net loss in the nine months ended September 30, 2010, aggregate Common Stock Equivalents of 12,165,808 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the nine months ended September 30, 2010. These Common Stock Equivalents could be dilutive in future periods.

(3)	Because their effects are anti-dilutive, Common Stock Equivalents of 21,086,489 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of common shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares (diluted) for the three and nine months ended September 30, 2009. These Common Stock Equivalents could be dilutive in future periods.

(4)	As a result of the Company’s net loss in the nine months ended September 30, 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the nine months ended September 30, 2010. These Common Stock Equivalents could be dilutive in future periods. The Company reported net income in the three months ended September 30, 2010 and the three and nine months ended September 30, 2009 and as a result, the 4,277,498 Common Stock Equivalents were dilutive in the three months ended September 30, 2010 and the three and nine months ended September 30, 2009.

(5)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Stock Equivalents of the Series B convertible preferred stock of 9,805,180 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and nine months ended September 30, 2010.

(6)	Series B convertible preferred stock held by Barron do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Stock Equivalents of the Series B convertible preferred stock of 18,760,000 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and nine months ended September 30, 2009.

Note 8: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2010 and December 31, 2009. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 1,296,982 and 2,279,981 shares of Series B convertible preferred stock (“Preferred B Stock”) issued and outstanding as of September 30, 2010 and December 31, 2009, respectively, all of which were held by Barron. Barron converted 983,000 shares of Preferred B Stock into 7,431,480 common shares during the nine months ended September 30, 2010. Barron did not convert any Preferred B Stock during the nine months ended September 30, 2009.

Common Stock

The Company issued a total of 7,431,480 common shares to Barron during the nine months ended September 30, 2010. The issuances to Barron resulted from Barron’s conversion of a total of 983,000 shares of Preferred B Stock during the nine months ended September 30, 2010.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares to each of the Company’s directors. The common stock awards vested immediately. The Company issued a total of 500,000 shares of the common stock to the Company’s directors during the nine months ended September 30, 2010.

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

Share-based compensation expense was $186 and $11,837 during the three months ended September 30, 2010 and 2009, respectively and $25,201 and $35,511 during the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the nine month period ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2009	5,778,808	$0.35
Granted	—	—	—
Expired	(18,000)	0.11

Options outstanding at September 30, 2010	5,760,808	$0.35

Options exercisable at September 30, 2010	5,745,559	$0.35

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the nine months ended September 30, 2010.

As of September 30, 2010, there was $75 of unrecognized share-based compensation expense related to non-vested stock options. This amount is expected to be recognized over a weighted average period of two months. There were 1,109,334 and 1,109,333 options that vested during the nine months ended September 30, 2010 and 2009, respectively.

There were 5,760,808 and 5,778,808 options issued and outstanding under the Company’s SKTF, Inc. 2001 Stock Option Plan, the 2005 Omnibus Stock Grant and Option Plan, Speedemissions’ Inc. 2006 Stock Grant and Option Plan and 2008 Stock Grant and Option Plan as of September 30, 2010 and December 31, 2009, respectively. There were no options granted under these plans during the nine month period ended September 30, 2010. There were no options exercised during the nine month periods ended September 30, 2010 and 2009.

Stock Warrants

There were no common stock warrants granted or exercised during the nine month period ended September 30, 2010. The following table represents our warrant activity for the nine month period ended September 30, 2010:

Number of Warrants
Outstanding warrants at December 31, 2009	15,292,431
Granted	—
Exercised	—
Forfeited	(8,887,431)

Outstanding warrants at September 30, 2010	6,405,000

Note 10: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2010 and 2009 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

During the nine months ended September 30, 2010, the Company filed a Demand for Arbitration claim for $2,900,000 plus legal fees against the former owners of Mr. Sticker, Inc. (“Mr. Sticker”), David E. Smith, Barbara Smith and Grant Smith (the “Smiths”). The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserts that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserts breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths.

Note 12: Subsequent Event

On November 11, 2010, the Company entered into a $55,000 Bridge Note Agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control. In connection with the issuance of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants expire on November 11, 2015.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of September 30, 2010, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets, gain from settlement of lawsuit and operating income (loss) for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 were as follows:

	Three Months Ended September 30		Percentage
	2010	2009	Change
Revenue	$2,313,816	$2,599,350	(11.0%)
Cost of emission certificates	498,599	560,042	(11.0%)
Store operating expenses	1,487,037	1,595,521	(6.8%)
General and administrative expenses	380,301	378,880	0.4%
(Gain) loss from disposal of non-strategic assets	—	(5,500)	N/A
Gain from settlement of lawsuit	(106,881)	—	N/A

Operating income (loss)	$54,760	$70,407	(22.2%)

Revenue. Revenue decreased $285,534 or (11.0%) to $2,313,816 in the three month period ended September 30, 2010 compared to $2,599,350 in the three month period ended September 30, 2009. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas which were operated at locations owned by an entity controlled by Mr. Grant Smith, one of the former owners of Mr. Sticker (see Note 11). We relocated and reopened one of the closed stores within a quarter mile of the original store. Also contributing to the decrease in revenue was the decrease in same store sales of $116,178 or (4.9%). The decrease in same store sales is mainly attributable to increased competition and discounting at our Georgia and Utah locations, offset by increases in same store sales at our Texas and Missouri locations.

Cost of emission certificates. Cost of emission certificates decreased $61,443 or (11.0%) in the three month period ended September 30, 2010 and was $498,599 or 21.5% of revenues, compared to $560,042 or 21.5% of revenues in the three month period ended September 30, 2009. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of the two stores in Texas. We relocated and reopened one of the closed stores within a quarter mile of the original store. The decrease in same store sales resulted in lower cost of emission certificates.

Store operating expenses. Store operating expenses decreased $108,484 or (6.8%) in the three month period ended September 30, 2010 and was $1,487,037 or 64.3% of revenues, compared to $1,595,521 or 61.4% of revenues in the three month period ended September 30, 2009. The decrease was mainly attributable to the closure of the two stores in Texas, offset by the costs of relocating and reopening of one of the closed stores within a quarter mile of the original store. A decrease of $67,586 in same store operating expenses also contributed to the decrease in store operating expenses.

General and administrative expenses. Our general and administrative expenses increased $1,421, or 0.4% to $380,301 in the three month period ended September 30, 2010 from $378,880 in the three month period ended September 30, 2009. The increase in general and administrative expenses during the three month period September 30, 2010 was mainly due to Carbonga related expenses that were not incurred in the prior year period and higher personnel costs, offset by a reduction in other general and administrative expenses. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

(Gain) Loss from disposal of non-strategic assets. We did not recognize a gain or loss from the disposal of non-strategic assets in the three month period ended September 30, 2010. We recognized a gain on the disposal of non-strategic assets of $5,550 in the three month period ended September 30, 2009.

Gain from settlement of lawsuit. We recognized a gain of $106,881 in the three month period ended September 30, 2010. The gain resulted from the settlement of a lawsuit against a former employee (See Note 3).

Operating income (loss). Our operating income decreased by $15,647 in the three month period ended September 30, 2010 and was $54,760 compared to operating income of $70,407 in the three month period ended September 30, 2009 mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates and store operating expenses.

Interest income, interest expense, net income and basic and diluted net income per share. Our interest income, interest expense, net income and basic and diluted net income per share for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 is as follows:

	Three Months Ended September 30,
	2010	2009
Operating income	$54,760	$70,407
Interest income	1,272	34
Interest expense	(4,937)	(9,910)

Net income	$51,095	$60,531

Basic net income per share	$0.00	$0.01

Diluted net income per share	$0.00	$0.01

Weighted average shares outstanding, basic	13,179,213	5,162,108

Weighted average shares outstanding, diluted	17,456,713	9,439,606

The Company incurred net interest expense of $3,665 and $9,876 during the three month periods ended September 30, 2010 and 2009, respectively.

Net income and basic and diluted income per share. Net income was $51,095 and $60,531 in the three month period ended September 30, 2010 and 2009, respectively. Basic and diluted net income per share was $0.00 and $0.00, respectively in the three month period ended September 30, 2010. Basic and diluted net income per share was $0.01 and $0.01, respectively in the three month period ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets, gain from settlement of lawsuit and operating income (loss) for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 were as follows:

	Nine Months Ended September 30		Percentage Change
	2010	2009
Revenue	$7,262,663	$7,657,600	(5.2%)
Cost of emission certificates	1,607,340	1,673,285	(3.9%)
Store operating expenses	4,579,162	4,743,112	(3.5%)
General and administrative expenses	1,261,924	1,041,299	21.2%
(Gain) loss from disposal of non-strategic assets	9,713	(30,330)	(132.0%)
Gain from settlement of lawsuit	(106,881)	—	N/A

Operating income (loss)	$(88,595)	$230,234	(138.5%)

Revenue. Revenue decreased $394,937 or (5.2%) to $7,262,663 in the nine month period ended September 30, 2010 compared to $7,657,600 in the nine month period ended September 30, 2009. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas which were operated at locations owned by an entity controlled by Mr. Grant Smith, one of the former owners of Mr. Sticker (see Note 11). We relocated and reopened one of the closed stores within a quarter mile of the original store. Also contributing to the decrease in revenue was the decrease in same store sales of $279,899 or (3.2%). The decrease in same store sales is mainly attributable to increased competition and discounting at our Georgia and Utah locations, offset by increases in same store sales at our Texas and Missouri locations.

Cost of emission certificates. Cost of emission certificates decreased $65,945 or (3.9%) in the nine month period ended September 30, 2010 and was $1,607,340 or 22.1% of revenues, compared to $1,673,285 or 21.9% of revenues in the nine month period ended September 30, 2009. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of the two stores in Texas. We relocated and reopened one of the closed stores within a quarter mile of the original store. The decrease in same store sales also contributed to lower cost of emission certificates.

Store operating expenses. Store operating expenses decreased $163,950 or (3.5%) in the nine month period ended September 30, 2010 and was $4,579,162 or 63.1% of revenues, compared to $4,743,112 or 61.9% of revenues in the nine month period ended September 30, 2009. The decrease was mainly attributable to the closure of the two stores in Texas, offset by the costs of relocating and reopening of one of the closed stores within a quarter mile of the original store. A decrease of $222,487 in same store operating expenses also contributed to the decrease in store operating expenses, offset by an increase in store operating expenses for stores open a full nine months in 2010 that we not open for the entire nine month period of 2009.

General and administrative expenses. Our general and administrative expenses increased $220,625 or 21.2% to $1,261,924 in the nine month period ended September 30, 2010 from $1,041,299 in the nine month period ended September 30, 2009. The increase in general and administrative expenses during the nine month period September 30, 2010 was primarily due to $113,707 in Carbonga related expenses, an increase in professional fees of $108,412, which is mainly related to the settlement of a lawsuit (see Note 2) and Demand for Arbitration (see Note 11) and an increase in personnel related costs of $66,512 offset by a reduction in other general and administrative expenses. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

Loss from disposal of non-strategic assets. We recognized a loss of $9,713 on the disposal of non-strategic assets in the nine month period ended September 30, 2010. We recognized a $30,330 gain from the disposal of non-strategic assets in the nine month period ended September 30, 2009.

Gain from settlement of lawsuit. We recognized a gain of $106,881 in the nine month period ended September 30, 2010. The gain resulted from the settlement of a lawsuit against a former employee (See Note 3).

Operating income (loss). Our operating income (loss) decreased by $318,829 in the nine month period ended September 30, 2010 and was ($88,595) compared to an operating income of $230,234 in the nine month period ended September 30, 2009 due to the increases in general and administrative expenses and decreases in revenue, cost of emission certificates and store operating expenses.

Interest income, interest expense, net income (loss) and basic and diluted net income (loss) per share. Our interest income, interest expense, net income (loss) and basic and diluted net income (loss) per share for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009 is as follows:

	Nine Months Ended September 30,
	2010	2009
Operating income (loss)	$(88,595)	$230,234
Interest income	1,900	85
Interest expense	(17,174)	(24,720)

Net income (loss)	$(103,869)	$205,599

Basic net income (loss) per share	$(0.01)	$0.04

Diluted net income (loss) per share	$(0.01)	$0.02

Weighted average shares outstanding, basic	9,570,761	5,162,108

Weighted average shares outstanding, diluted	9,570,761	9,439,606

The Company incurred net interest expense of $15,274 and $24,635 during the nine month periods ended September 30, 2010 and 2009, respectively.

Net income (loss) and basic and diluted net income (loss) per share. Net income (loss) was ($103,869) and $205,599 in the nine month period ended September 30, 2010 and 2009, respectively. Basic and diluted net loss per share was ($0.01) and ($0.01), respectively in the nine month period ended September 30, 2010. Basic and diluted net income per share was $0.04 and $0.02, respectively in the nine month period ended September 30, 2009.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $125,817 during the nine months ended September 30, 2010 primarily from cash used in operations and our total liabilities decreased by $56,449. Our current liabilities increased mainly due to a timing difference from property tax accruals and the payment of our January 1, 2010 payroll on December 31, 2009 instead of January 1, 2010 due to the holiday weekend. We hope to achieve an increase in our net operating cash flow on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2010.

Cash Requirements

For the nine months ended September 30, 2010, our net cash used in operating activities was $29,847 compared to net cash provided by operations of $236,265 in the nine months ended September 30, 2009. Negative operating cash flows during the nine months ended September 30, 2010 were primarily created by a net loss of $103,869, a gain from settlement of lawsuit of $106,881, an increase in other current assets of $61,114, an increase in other assets of $1,800 and a decrease in other liabilities of $30,781. The decrease in net cash used in operating activities was offset by depreciation and amortization of $206,088, an increase in accounts payable and accrued liabilities of $33,596, share-based compensation expenses of $25,201 and a loss on disposal of assets of $9,713.

Positive operating cash flows during the nine months ended September 30, 2009 were primarily created by net income of $205,599, depreciation and amortization of $240,546, share-based compensation expenses of $35,511, offset by a decrease of $205,296 in accounts payable and accrued liabilities, an increase in other current assets of $6,347, an increase in other assets of $850 and a decrease in other liabilities of $2,568.

Sources and Uses of Cash

Net cash used in investing activities was $36,707 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $34,105 for the nine months ended September 30, 2009. The net cash used in investing activities during the nine months ended September 30, 2010 was related to capital expenditures of $60,449, offset by $20,000 in proceeds from the sale of equipment and proceeds from note receivable of $3,742. The net cash used in investing activities during the nine months ended September 30, 2009 was related to capital expenditures of $64,435, offset by $30,330 in proceeds from the sale of equipment.

Net cash used in financing activities was $59,263 and $43,048 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 we made principal payments of $14,716 and $44,547 on equipment financing obligations and capital leases, respectively. During the nine months ended September 30, 2009 we made principal payments of $12,051 and $30,997 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As of September 30, 2010, neither the Company nor its subsidiaries is a party to nor is any of our property subject to any material or other pending legal proceedings that would materially adversely affect our operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2010, the Company entered into a $55,000 Bridge Note Agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“ GCA”). The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control. In connection with the issuance of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants expire on November 11, 2015. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Reserved

ITEM 5	Other Information

On November 11, 2010, the Company entered into a $55,000 Bridge Note Agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“ GCA”). The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control. In connection with the issuance of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants expire on November 11, 2015.

ITEM 6	Exhibits

(a)	Exhibits

4.1	Bridge Note Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated November 11, 2010.

4.2	Common Stock Purchase Warrant issued to GCA Strategic Investment Fund Limited dated November 11, 2010.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: November 12, 2010	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: November 12, 2010	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer