Form 10-K
period 2010-12-31
SPEEDEMISSIONS INC
filed 2011-03-31
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $109,352.

As of March 21, 2011, 23,938,408 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

Speedemissions, Inc.

FORM 10-K

For the fiscal year ended December 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate and statements including such words as “may,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 21, 2011, we operated 39 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are mainly generated from the test or inspection fee charged to the registered owner of the vehicle. As a service to our customers, we sell automotive parts and supplies such as windshield wipers, taillight bulbs and gas caps. In addition, we perform a limited amount of services including oil changes and headlight restorations at select locations. We do not provide major automotive repair services.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and added additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins (“TSB”) for an annual subscription fee.

Corporate Information

We were incorporated as SKTF Enterprises, Inc. in Florida in March 2001. In June 2003, we acquired Speedemissions, Inc., a Georgia corporation in the business of vehicle emissions testing since May 2000. In connection with the acquisition, we changed our name to Speedemissions, Inc. in September 2003. Our principal offices are located at 1015 Tyrone Rd, Suite 220, Tyrone, Georgia 30290. Our telephone number is (770) 306-7667 and our website is www.speedemissions.com. Information on our website is not intended to be incorporated into this Annual Report.

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

In our Atlanta, Georgia locations, under the guidelines of the Georgia Clean Air Force (“GCAF”) program the mobile vehicle emissions testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have four mobile units and they serve the automobile fleets of the federal, state, and local governments. All used cars in Georgia, prior to being re-sold, must have a vehicle emissions test, and thus we serve selected new and used car dealers throughout the greater Atlanta market with these mobile units.

New Products and Stores

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and added additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins (“TSB”) for an annual subscription fee.

We expect to incur additional sales and marketing costs during 2011 to promote Carbonga. As a result of the increased costs of promoting Carbonga, we expect to only open one new testing location during 2011. Our expansion during 2011 will be funded by existing working capital and 2011 cash flows from operations.

We continually reassess the performance of our current stores and our store rollout plans based on numerous factors including the overall environment of the emissions testing industry, our access to working capital and external financing, general economic conditions and the availability of suitable locations. Our growth may be curtailed or we may close under performing stores if we do not have adequate working capital, access to financing, as a cost containment initiative, or if we are unable to obtain the standard emissions and safety station licensing approval from the respective state regulatory agencies for each location.

Industry Background – Government and Regulatory Overview

The EPA reported in 2007 that approximately 158.5 million people lived in counties across the United States whose air pollution exceeded national air quality standards. Motor vehicles are responsible for nearly one half of the smog-forming volatile organic compounds, more than half of the nitrogen oxide emissions and about half of the toxic air pollutant emissions in the United States. Motor vehicles, including off road vehicles, now account for 75 percent of carbon monoxide emissions nationwide.

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

Since 1977, when federal legislation first required states to comply with emissions standards through the use of testing programs, California has been a leader in testing procedures and technical standards. California has approximately 23 million vehicles subject to emissions testing, more than two times that of any other state. California’s testing program is overseen by the California Bureau of Automotive Repair (“CARB”). CARB has revised its emissions testing standards three times: in 1984, 1990 and, most recently, in 1997. With each of these revisions, CARB has required the use of new, more sophisticated and more accurate emissions testing and analysis equipment, which must be certified by CARB. California’s testing standards have become the benchmark for emissions testing in the United States.

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

Emissions Testing in the State of Georgia

In 1996, the Environmental Protection Division of the State of Georgia initiated the GCAF program that required emissions testing of certain vehicles in a 13 county area surrounding metro Atlanta, Georgia. These rules are set forth in Sections 391-3-20-.01 through .22 of the Rules of the Georgia Department of Natural Resources, Environmental Protection Division.

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

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to GCAF, there are approximately 850 licensed test sites, and approximately 2,500,000 tests are performed annually in Georgia.

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

Emissions Testing and Safety Inspections in the State of Texas

The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of January 2011, 17 counties are subject to enhanced vehicle emissions testing in Texas including the greater metropolitan areas of Dallas – Ft. Worth, Houston, Galveston, Austin and El Paso. The rules are set forth in § 114.50 of the Texas Administrative Code.

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

Emissions Testing and Safety Inspections in the State of Utah

The state of Utah allows a hybrid of the centralized and decentralized programs where the state operates a select number of emissions testing and safety inspection centers while authorizing those businesses such as an automotive repair shop, automobile dealers and others to conduct emissions testing and safety inspections. The Department of Health for each county manages emission testing and the Utah Highway Patrol manages the safety inspection program. The emissions tests conducted are the same as in Georgia and Texas.

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

Operating Strategy

Our operating strategy focuses on (a) providing our customers with fast, honest and courteous vehicle testing and inspection services, (b) increasing the number of sites we operate in a given market, (c) increasing the volume of business at each site, (d) creating brand awareness for our services, (e) creating repeat customer sales and (f) promote our iPhone app Carbonga, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•	Seek to secure and maintain emissions testing and safety inspection stations at well-traveled intersections and other locations that are easily accessible by our customers;

•	Coordinate operations, training and local outreach programs in each market to enhance revenue and maximize cost efficiencies within each market;

•	Implement regional management and marketing initiatives in each of our markets;

•	Tailor each facility, utilize limited local advertising and the services we offer to appeal to the broadest range of consumers;

•	Aspire to expand the use of our mobile vehicle testing units by bidding on federal, state, and local governments for their fleet vehicles, as well as corporate accounts and automotive dealerships; and

•	Seek to promote our iPhone app Carbonga by launching a social networking advertising campaign.

We currently purchase our raw materials, such as filters, hoses, etc., from several suppliers, and because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a signifiant portion of our materials. Certificates of emissions and safety inspections are purchased from each state’s department or agency responsible for overseeing the emissions testing and safety inspections programs in that state.

Intellectual Property

We have registered the trade names “Speedemissions”, “Mr. Sticker”, “Just Emissions” and “Carbonga” in the United States. We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

Competition

The emissions testing and safety inspection industry is full of small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations may offer this service. There are no national competitors at this time. We expect competition from local operators at all of our locations. We expect such competition whenever and wherever we open or acquire a station. Our market share is too small to measure. Our revenue from emissions testing is affected primarily by the number of emissions and safety tests our stations perform, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $15.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce or discount our fees in some of our Atlanta stations. We intend to compete by creating brand awareness through advertising, a standard building style and facade, a consistent color scheme and uniform and improving the customer experience. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

At December 31, 2010, we employed 108 full-time and part-time employees. None of our employees are represented by a union.

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

The United States economy may continue to experience a downturn. This downturn has and could further lead to reduced consumer and commercial spending in the foreseeable future. The emissions testing and safety inspection industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions, state budgets, and its impact on the automotive industry as a whole. Declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged the current downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending continues to decrease, this may result in fewer sales of used automobiles that are subject to emissions testing and safety inspections. If our operating results worsen significantly as a result of the downturn and our cash flow or capital resources prove inadequate, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

The United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity, financial condition and ability to expand our operations. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

Our limited operating history and losses to date make it difficult to evaluate our business. We incurred net losses of $2,182,874 and $2,787,072 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had cash on hand of $261,600, working capital deficit of $71,693, an accumulated deficit of $17,495,614 and total shareholders’ deficit of $1,666,009. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 3,379,361 shares of our common stock as of December 31, 2010. Upon exercise of all outstanding warrants at an exercise price of $0.50 per share and conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited and its affiliates could own up to 11,741,861 shares of our common stock. As of December 31, 2010, Barron Partners LP (“Barron”) could acquire up to 1,632,820 shares of our common stock upon the conversion of their Series B Convertible Preferred Stock. If either of these shareholders sold a large number of shares of our common stock into the public market it could have a negative impact on our stock price.

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

Our near term growth, if any, is expected to be financed through limited cash flows from operations.

Our growth in 2011, if any, is expected to be limited to one new store and it will be financed through existing working capital and cash flows from operations. We cannot be certain that we will be successful in generating sufficient cash flows from operations to expand our operations at all. Our growth and expansion may be curtailed if we are unable to generate sufficient cash flows to fund the growth and expansion.

We may have to pay a substantial amount of liquidated damages to a single shareholder if we fail to maintain certain requirements.

If we fail to maintain a majority of independent directors on our board and a majority of independent directors on both our Audit Committee and Compensation Committee, then we must pay to Barron an amount equal to 24% of the purchase price of $6,615,000 for the Series B Convertible Preferred Stock and common stock warrants per annum, payable monthly. For every month the majority of our board or any of our committees is not independent, we must pay Barron liquidated damages in the amount of $132,300. Currently, we have a majority of independent directors on our board.

We are obligated to redeem a series of our preferred stock upon a change of control.

If a person or group of persons other than GCA Strategic Investment Fund Limited acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA Strategic Investment Fund Limited, we could be required to redeem the Series A Convertible Preferred Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Series A Convertible Preferred Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of your common stock.

We depend upon government laws and regulations that may be changed in ways that may impede our business.

Our business depends upon government legislation and regulations mandating air pollution controls. At this point, Georgia, Missouri, Texas and Utah laws are especially important to us because all of our existing emissions testing and safety inspection services are conducted in those states. Changes in federal, state or local laws that govern or apply to our operations could have a materially adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedures in our markets. For example, Georgia law could be changed so as to require that vehicles in the state be tested every other year, as opposed to every year. Such a change would reduce the number of vehicles that need to be tested in any given year and such a reduction would have a material adverse effect on our revenues in Georgia. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing. We cannot be assured that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing and safety inspection industry generally or, specifically, on our business.

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

Our testing stations face competition from other emissions testing and safety inspection operators that are located near our sites. The markets we operate in are highly fragmented and our competitors generally consist of independent auto repair service providers, service stations, oil and tire repair stores and independent test-only facilities that may only operate a single station. We estimate our total number of competitors to be several thousand across all the markets in which we operate. We expect such competition whenever and wherever we open or acquire a station. Our revenue from emissions testing and safety inspections is affected primarily by the number of vehicles our stations service, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $15.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have reduced our fees in several of our Atlanta stations. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or will increase, their current testing volumes and revenues. A decrease in testing volume or a further decline of the test fee as the result of competition or other factors could materially impair our profitability and our cash flows, thereby adversely affecting our business and the value of our common stock.

We may be unable to generate adequate revenue from our new iPhone application, Carbonga, to cover our development expenses or our sales and marketing expenditures spent to promote Carbonga .

We may be unable to attract enough consumers to cover our development expenses or our sales and marketing expenses to promote our iPhone application, Carbonga. Our profitability could be adversely affected if we are unable to attract and retain paying customers for Carbonga to cover our ongoing expenses related to Carbonga.

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

Our largest shareholder may be able to direct the Company in ways that may be contrary to the wishes of other shareholders.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, owned approximately 14% of our outstanding common shares and control approximately 27% of our outstanding voting securities as of March 21, 2011. They may have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

There are a large number of outstanding warrants, options and preferred stock which if exercised or converted will result in substantial dilution of the common stock.

As of March 21, 2011, there were 23,938,408 shares of common stock outstanding. If all warrants and options outstanding as of March 21, 2011 are exercised and all preferred stock are converted to common stock, there will be 38,539,916 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

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

Seasonality

Our business is affected by the seasonal nature of vehicle registrations in Missouri, Texas and Utah. Vehicle registrations and related emissions testing and safety inspections in these states are generally required annually based on the month in which the vehicle is purchased. Historically, this has resulted in lower registrations and emissions and safety test volumes during the winter months, our first and fourth quarters. Prior quarterly results are not indicative of our first or fourth quarter results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2010. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and a training classroom with a term that expires on April 30, 2012. The lease automatically renews for an additional 2-year renewal period unless either party gives a ninety-day notice of non-renewal.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis, Houston, and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 40 stores as of December 31, 2010:

Location	Number of Stores
Georgia	14
Missouri	4
Texas	14
Utah	8

Total	40

Item 3. Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000, plus legal fees against David E. Smith, Barbara Smith and Grant Smith (the “Smiths”), who are the former owners of Mr. Sticker, Inc. (“Mr. Sticker”). The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserts that the Smith’s interfered with the continuation of the business and interfered with the renewal of certain leases held by the Smiths or by controlled entities of the Smiths. The Company further asserts breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths. The arbitration claim has yet to be heard by the arbitrators. The Smiths have filed a counterclaim for damages in relation to attorney fees incurred on behalf of the Smiths, for which an amount has not been determined.

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

	High	Low
Fiscal year ended December 31, 2009:
First Quarter	$0.07	$0.05
Second Quarter	$0.05	$0.02
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.30	$0.08

Fiscal year ended December 31, 2010:
First Quarter	$0.09	$0.05
Second Quarter	$0.07	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.04	$0.01

Fiscal year ended December 31, 2011:
First Quarter (Through March 21)	$0.03	$0.01

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2010 and March 21, 2011, there were 22,789,288 and 23,938,408 shares of our common stock issued and outstanding, held by approximately 200 shareholders of record. As of December 31, 2010 and March 21, 2011, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders. As of December 31, 2010 and March 21, 2011, there were 215,982 and 63,982 shares of our Series B Convertible Preferred Stock issued and outstanding held of record by one shareholder.

Dividends

We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors.

We previously were obligated to pay cumulative dividends at an annual rate of 7% on the outstanding Series A Convertible Preferred Stock. At our option, we could have paid these dividends in cash or in additional shares of our common stock. On October 14, 2005, the holders of Series A Convertible Preferred Stock consented to the termination of dividend accruals on the Series A Convertible Preferred Stock, pursuant to the GCA Exchange Agreement. GCA exchanged the $302,847 in cumulative dividends due and owing under 2,500 shares of Series A Convertible Preferred Stock through October 14, 2005 for additional shares of Series A Convertible Preferred Stock and common stock purchase warrants.

We do not pay dividends on our Series B Convertible Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of December 31, 2010, we have issued and outstanding options to acquire 79,525 shares of our common stock under the plan at prices ranging from $2.00 to $5.15 per share, and we have issued 5,000 shares of common stock under the plan.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorized us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,496 options available for issuance under the 2005 Restated Plan as of December 31, 2010. As of December 31, 2010, under the 2005 Restated Plan, we have issued 271,000 options at an exercise prices ranging from $0.50 to $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2010, under the 2006 Plan, we have 1,899,533 options issued and outstanding at exercise prices ranging from $0.50 to $0.58 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, 2010, under the 2008 Plan, we have 3,510,250 issued and outstanding options at exercise prices ranging from $0.07 to $0.125 per share.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares from the Company’s 2008 Plan to each of the Company’s five directors. The common stock awards vested immediately. The Company did not grant common stock awards in 2009. The Company recognized $10,500 in share-based compensation expense from the 500,000 common shares awarded to the Company’s directors in 2010. The common shares awarded vested immediately and the stock price was $0.021 on the date of the grant.

As of December 31, 2010, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,760,308	$0.35	1,138,188

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,760,308	$0.35	1,138,188

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

Overview

As of December 31, 2010 we operated 40 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, Atlanta, Georgia; St. Louis, Missouri; Houston, Texas and Salt Lake City, Utah.

We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the EPA. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards as determined by each state. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

We charge a fee for each test, whether the vehicle passes or not, and a portion of that fee is remitted to the state governing agency.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2010 as compared to the comparable period ended December 31, 2009 were as follows:

	Year Ended December 31,		Percentage Change
	2010	2009
Revenue	$9,253,098	$9,916,678	(6.7)%
Cost of emission certificates	2,028,949	2,156,673	(5.9)%
Store operating expenses	6,002,009	6,266,578	(4.2)%
General and administrative expenses	1,579,566	1,411,296	11.9%
(Gain) loss from disposal of non-strategic assets	10,513	(39,820)	N/A
Gain from legal settlement	(106,881)	—	N/A
Goodwill impairment expense	1,902,590	2,873,766	(33.8)%

Operating loss	$(2,163,648)	$(2,751,815)	(21.4)%

Revenue. For the year ended December 31, 2010, revenue decreased $663,580 or (6.7)% to $9,253,098 compared to $9,916,678 in the prior year. The decrease in revenue was primarily due to $433,021 less revenue due to the closure of two stores in Texas which were operated at locations owned by an entity controlled by Mr. Grant Smith, one of the former owners of Mr. Sticker (see Note 11 of our financial statements) and a decrease in revenue from same store sales of (4.1)% or $392,583. The decrease in same store sales is mainly attributable to increased competition and discounting at our Georgia and Utah locations, partially offset by smaller increases in same store sales at our Texas and Missouri locations. The decrease in revenue was offset by additional revenue of $160,193 generated from new stores.

Cost of emission certificates. Cost of emission certificates decreased $127,724 or (5.9)% to $2,028,949 in the year ended December 31, 2010 and was 21.9% of revenue, compared to $2,156,673 and 21.7% of revenue, during 2009. The decrease in the cost of emission certificates over the comparable period was primarily due to the closure of two stores in Texas, offset by additional cost of emission certificates from new stores. The decrease in same store sales also contributed to the lower cost of emissions certificates in 2010.

Store operating expenses. Our store operating expenses decreased $264,569 or (4.2)% to $6,002,009 in the year ended December 31, 2010 and was 64.9% of revenue, compared to $6,266,578 or 63.2% of revenue during 2009. The decrease in store operating expenses was primarily due to $170,819 from the closure of the two stores in Texas and a decrease of $268,780 in same store operating expenses, offset by new store operating expenses of $175,030.

General and administrative expenses. For the year ended December 31, 2010, our general and administrative expenses increased $168,270 or 11.9% to $1,579,566 from $1,411,296 in 2009. The increase in general and administrative expenses was primarily due to $122,535 in Carbonga related expenses, an increase in professional fees and consulting expenditures of $56,573, an increase in payroll and payroll related expenses of $62,631 offset by a decrease in share based compensation expense of $21,455 and other miscellaneous general and administrative expenses of $52,014.

(Gain) loss from disposal of non-strategic assets. For the year ended December 31, 2010, we recognized a loss of $10,513 from the disposal of non-strategic assets. We recognized a gain of $39,820 from the disposal of non-strategic assets in the year ended December 31, 2009.

Gain from legal settlement. We recognized a gain of $106,881 from the settlement of a lawsuit in the year ended December 31, 2010. The gain resulted from the settlement of a lawsuit filed against a former employee (See Note 3).

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following businesses (“Georgia Stores”) was impaired as of December 31, 2010.

2010 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
NRH Enterprises, Inc.	January 21, 2004	$1,053,164
$20 Emission, Inc.	January 30, 2003	767,760
BB&S Emissions, LLC	June 11, 2004	81,666

		$1,902,590

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance at these Georgia Stores, it was determined that the carrying value of the Georgia Stores net assets exceeded their fair value resulting in an impairment of all the goodwill associated with the Georgia Stores. The amount of goodwill impaired in 2010 was $1,902,590 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2010.

We determined that goodwill recorded from the 2005 acquisition of Mr. Sticker, Inc. was impaired as of December 31, 2009. The estimated fair value of Mr. Sticker, Inc. was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance at the stores in Texas, it was determined that the carrying value of Mr. Sticker, Inc.’s net assets exceeded their fair value resulting in an impairment of all the goodwill associated with Mr. Sticker, Inc. The amount of goodwill impaired in 2009 was $2,873,766 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2009.

Operating loss. Our operating loss decreased by $588,167 or 21.4% in the year ended December 31, 2010 and was ($2,163,648) compared to an operating loss of ($2,751,815) in the year ended December 31, 2009.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2010 as compared to the year ended December 31, 2009 were as follows:

	2010	2009
Operating loss	$(2,163,648)	$(2,751,815)
Interest income	2,414	111
Interest expense	(21,640)	(35,368)

Net loss	$(2,182,874)	$(2,787,072)

Basic and diluted net loss per share	$(0.19)	$(0.53)

Weighted average shares outstanding, basic and diluted	11,342,812	5,217,990

Net loss and basic and diluted net loss per share. Our net loss decreased from $2,787,072 in 2009 to $2,182,874 in 2010. Our basic and diluted net loss per share was $0.53 and $0.19 in the year ended December 31, 2009 and 2010, respectively. The decrease in the net loss and net loss per share was mainly attributable to a smaller goodwill impairment expense in 2010 compared to 2009 in the amounts of $1,902,590 and $2,873,766 in the years ended December 31, 2010 and 2009, respectively. Also contributing to the decrease in the net loss per share was an increase in the weighted average number of shares outstanding, basic and diluted.

Liquidity and Capital Resources

Introduction

We believe that our existing cash, cash flows from operations and potential borrowings on our line of credit facility will be sufficient to support our operating and investing needs for at least the next twelve months. However, this depends on our ability to manage our working capital requirements and the ability of our stores to achieve or maintain positive operating cash flow. Net cash used in operating activities in 2010 was $122,037 as compared to net cash provided by operating activities of $36,980 in 2009. As we continue to implement our long term growth strategy, we anticipate an increase in our long term operating cash flow, but with the increased costs of expanding our operations, we may not achieve positive operating cash flows on a consistent basis.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total stockholders’ (deficit) equity as of December 31, 2010 as compared to December 31, 2009 were as follows:

	As of December 31, 2010	As of December 31, 2009	Change
Cash	$261,600	$449,203	$(187,603)
Total current assets	409,820	585,993	(176,173)
Total assets	3,682,148	5,894,836	(2,212,688)
Total current liabilities	481,513	470,857	10,656
Total liabilities	768,810	823,901	(55,091)
Series A convertible preferred stock	4,579,346	4,579,346	—
Total stockholders’ (deficit) equity	(1,666,009)	491,589	(2,157,598)

For the year ended December 31, 2010 our net cash used in operating activities was $122,037, as compared to net cash provided by operating activities of $36,980 for the year ended December 31, 2009. Negative operating cash flows during 2010 were primarily created by a net loss of $2,182,874, a $106,881 gain from the settlement of a lawsuit and a decrease in other liabilities of $45,881. Offsetting the negative operating cash flows was $1,902,590 in goodwill impairment expense, depreciation and amortization of $260,577, share based compensation expense of $25,276, an increase in accounts payable and accrued liabilities of $15,673 and a loss on the disposal of assets of $10,513.

Positive operating cash flows during 2009 were primarily created by $2,873,766 in goodwill impairment expense, depreciation and amortization of $319,288, share based compensation expense of $46,731 and a decrease in other current assets of $901, offset by net loss of $2,787,072, a decrease in accounts payable and accrued expenses of $361,492, a decrease in other liabilities of $12,256 and an increase in other assets of $3,066.

On December 20, 2010, we entered into a revolving line of credit agreement with Regions Bank, pursuant to which we may borrow up to $100,000 in order to pay trade payables and for working capital purposes. As of December 31, 2010, we had not borrowed funds under this facility.

Inflation has not had an abnormal or unanticipated effect on our operations. Our cost of emission certificates does not fluctuate from year to year as the fee we pay to the state or local government agency remains constant over the state’s contract period with the administrator, which is usually five to seven years.

As of December 31, 2010, we had a stockholders’ deficit of ($1,666,009) compared to stockholders’ equity of $491,589 at December 31, 2009. The stockholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash used in investing activities was $45,957 and $42,763, respectively, for the years ended December 31, 2010 and 2009.

Our capital investments made during 2010 primarily involved capital expenditures of $71,195 related to leasehold improvements and the purchase of equipment for our stores, proceeds from the disposal of non-strategic assets in the amount of $20,000 and proceeds from a note receivable of $5,238.

Investing activities during 2009 involved primarily capital expenditures of $89,093 related to leasehold improvements and the purchase of equipment for our stores and proceeds from the disposal of non-strategic assets in the amount of $46,330.

Net cash used in financing activities was $19,609 and $57,506, respectively, for the years ended December 31, 2010 and 2009. Net cash used in financing activities during 2010 was for payments on debt in the amount of $19,688 and payments on capitalized leases of $54,921 offset by $55,000 in proceeds received from a promissory note. Net cash used in financing activities during 2009 was for payments on debt in the amount of $15,539 and payments on capitalized leases of $41,967.

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

December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 31, 2011

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2010	2009
Assets

Current assets:
Cash	$261,600	$449,203
Note receivable – current portion	12,000	—
Certificate and merchandise inventory	77,401	83,455
Other current assets	58,819	53,335

Total current assets	409,820	585,993
Note receivable, net of current portion	89,643	—
Property and equipment, net	728,016	953,183
Goodwill	2,349,066	4,251,657
Other assets	105,603	104,003

Total assets	$3,682,148	$5,894,836

Liabilities and Shareholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$182,499	$177,647
Accrued liabilities	196,829	196,544
Current portion - capitalized lease obligations	44,632	47,288
Current portion - equipment financing obligations	21,778	18,865
Current portion - deferred rent	35,776	30,513

Total current liabilities	481,514	470,857
Capitalized lease obligations, net of current portion	41,339	93,604
Equipment financing obligations, net of current portion	23,788	46,389
Deferred rent	159,820	205,701
Note payable	55,000	—
Other long term liabilities	7,350	7,350

Total liabilities	768,811	823,901

Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ (deficit) equity:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 215,981 and 2,279,982 shares issued and outstanding; liquidation preference: $554,642 and $5,854,994	216	2,280
Common stock, $.001 par value, 250,000,000 shares authorized, 22,789,288 and 6,685,448 shares issued and outstanding	22,789	6,685
Additional paid-in capital	15,806,600	15,795,364
Accumulated deficit	(17,495,614)	(15,312,740)

Total shareholders’ (deficit) equity	(1,666,009)	491,589

Total liabilities and shareholders’ (deficit) equity	$3,682,148	$5,894,836

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2010	2009
Revenue	$9,253,098	$9,916,678
Costs of revenue:
Cost of emissions certificates	2,028,949	2,156,673
Store operating expenses	6,002,009	6,266,578
General and administrative expenses	1,579,566	1,411,296
(Gain) loss from disposal of non-strategic assets	10,513	(39,820)
Gain from legal settlement	(106,881)	—
Goodwill impairment expense	1,902,590	2,873,766

Operating loss	(2,163,648)	(2,751,815)

Interest income (expense)
Interest income	2,414	111
Interest expense	(21,640)	(35,368)

Interest, net	(19,226)	(35,257)

Net loss	$(2,182,874)	$(2,787,072)

Basic and diluted net loss per common share	$(0.19)	$(0.53)

Weighted average common shares outstanding, basic and diluted	11,342,812	5,217,990

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ (Deficit) Equity

For the Years Ended December 31, 2010 and 2009

	Preferred Stock - Series B		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	2,481,482	$2,481	5,162,108	$5,162	$15,749,955	$(12,525,668)	$3,231,930

Share based compensation	—	—	—	—	46,731	—	46,731
Conversion - Preferred Stock - Series B	(201,500)	(201)	1,523,340	1,523	(1,322)	—	—

Net loss	—	—	—	—	—	(2,787,072)	(2,787,072)

Balance at December 31, 2009	2,279,982	2,280	6,685,448	6,685	15,795,364	(15,312,740)	491,589

Share based compensation	—	—	—	—	14,776	—	14,776
Director stock award	—	—	500,000	500	10,000	—	10,500

Conversion - Preferred Stock - Series B	(2,064,000)	(2,064)	15,603,840	15,604	(13,540)	—	—

Net loss	—	—	—	—	—	(2,182,874)	(2,182,874)

Balance at December 31, 2010	215,982	$216	22,789,288	$22,789	$15,806,600	$(17,495,614)	$(1,666,009)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2010	2009
Operating activities:
Net loss	$(2,182,874)	$(2,787,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	260,577	319,288
Goodwill impairment expense	1,902,590	2,873,766
(Gain) loss from disposal of non-strategic assets	10,513	(39,820)
Share based compensation including director stock awards	25,276	46,731
Gain from legal settlement	(106,881)	—
Changes in operating assets and liabilities:
Certificate and merchandise inventory	6,054	(14,684)
Other current assets	(5,484)	15,585
Other assets	(1,600)	(3,066)
Accounts payable and accrued liabilities	15,673	(361,492)
Other liabilities	(45,881)	(12,256)

Net cash (used in) provided by operating activities	(122,037)	36,980

Cash flows from investing activities:
Proceeds from note receivable	5,238	—
Proceeds from asset sales	20,000	46,330
Purchases of property and equipment	(71,195)	(89,093)

Net cash used in investing activities	(45,957)	(42,763)

Cash flows from financing activities:
Proceeds from promissory note	55,000	—
Payments on equipment financing obligations	(19,688)	(15,539)
Payments on capitalized leases	(54,921)	(41,967)

Net cash used in financing activities	(19,609)	(57,506)

Net decrease in cash	(187,603)	(63,289)

Cash at beginning of year	449,203	512,492

Cash at end of year	$261,600	$449,203

Supplemental Information:

Cash paid during the period for interest	$20,459	$35,368

Non-cash transaction:
Conversion of redeemable preferred stock into common shares

Barron Partners, LP converted 2,064,000 shares of Preferred B Stock into 15,603,840 common shares during the year ended December 31, 2010.

Barron Partners, LP converted 201,500 shares of Preferred B Stock into 1,523,340 common shares during the year ended December 31, 2009.

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. and subsidiaries (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2010, the Company operated 40 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards.

Note 2: Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

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

Revenue Recognition

Revenue is recognized upon completion of testing services. The cost of emissions certificates is shown separately in the accompanying consolidated statements of operations.

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

Inventories

Inventories primarily consist of emissions and safety certificates and merchandise purchased for resale at the Company’s stores. Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out basis.

Property and Equipment

Property and equipment are recorded at original cost and depreciated on a straight-line basis over their estimated useful lives, as follows: buildings, fifteen years; emission testing equipment, five to seven years; furniture, fixtures and office equipment, three to five years, and vehicles three years.

The cost of repairs and maintenance is charged to maintenance expense as incurred.

Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease terms, including renewal periods expected to be exercised, or the estimated useful lives of the improvements.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s long-lived assets were not impaired at December 31, 2010 and 2009.

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

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company has no Level 3 assets or liabilities.

Fair Value of Financial Instruments

The carrying amounts of cash, other current assets, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements, capital lease obligations note receivable and note payable approximate carrying value based upon current borrowing rates.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. Due to the Company’s net loss, potential dilutive common shares from options and warrants have been excluded from the weighted average number of common shares outstanding as they are anti-dilutive.

Share-Based Compensation

The Company has several share-based compensation plans under which employees and non-employee directors receive stock options. Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements for the year ended December 31, 2010 that materially impact the financial results or disclosures of the Company.

New accounting guidance issued by the FASB, but not effective until after December 31, 2010, is not expected to have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

Note 3: Note Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located.

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for seventy-two months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate plus 0.5%, which was 3.75%, which approximates rates offered in the market for notes receivable with similar terms and conditions.

The present value of the note receivable was $101,643 at December 31, 2010. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.

Note 4: Property and Equipment

Property and equipment at December 31, 2010 and 2009 were as follows:

	2010	2009
Buildings	$485,667	$485,667
Emissions testing equipment	1,533,020	1,568,622
Furniture, fixtures and office equipment	158,659	145,882
Vehicles	25,772	23,272
Leasehold improvements	320,019	292,325

	2,523,137	2,515,768
Less accumulated amortization and depreciation	1,795,121	1,562,585

	$728,016	$953,183

No interest costs were capitalized during the years ended December 31, 2010 or 2009.

Note 5: Goodwill

GAAP requires goodwill to be tested at least annually for impairment. Accordingly, we evaluate goodwill for impairment annually on a reporting unit basis. Our reporting units are components of the Company’s emissions testing and safety inspection operations in each state, for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any remainder being allocated to goodwill. An impairment loss is recognized for the excess of the carrying value of goodwill compared to its implied fair value.

The Company measures the fair value of its reporting units using a discounted cash flow model. Future cash flows are forecasted based on projected revenue growth, and our planned business strategies in future periods that would impact actual cash flows reported. Planned business strategies include opening new stores, closing existing stores, expected sales price increases or decreases and cost reductions within a reporting unit. The revenue growth and planned business strategies for future periods incorporated into the discounted cash flow model reflect our long-term view of the market. These assumptions are subject to change and are also impacted by our ability to achieve our forecasts and by economic conditions which may impact future results and in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the reporting unit’s business environment.

During the fourth quarter of 2010, there were external market conditions, indicating that the carrying value of goodwill relating to the Company’s Georgia stores reporting unit exceeded its fair value. These external market conditions resulted in reduced sales levels, increased competition leading to price concessions and decreased market share, which is expected to impact future performance at the Company’s Georgia stores. As a result of completing the test for goodwill impairment for its Georgia stores reporting unit, the Company determined that the carrying value of goodwill in its Georgia stores reporting unit exceeded its fair value, and recorded a goodwill impairment charge of $1,902,590 relating to all the goodwill associated with the Georgia Stores reporting unit at December 31, 2010.

The 2010 goodwill impairment related to the goodwill recorded from the acquisition of the following companies:

2010 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
NRH Enterprises, Inc	January 21, 2004	$1,053,164
$20 Emission, Inc.	January 30, 2003	767,760
BB&S Emissions, LLC	June 11, 2004	81,666

		$1,902,590

Based on the Company’s annual goodwill impairment test for its Utah reporting unit, the Company determined that goodwill attributable to the Utah reporting unit was not impaired at December 31, 2010.

During the year ended December 31, 2009, the Company determined that there were external market conditions indicating that the carrying value of the Company’s reporting unit in Texas exceeded its fair value. These external market conditions included the potential loss of two profitable stores which the Company closed on June 30, 2010 and declining revenue from our Texas stores in 2009. As a result of completing a test for goodwill impairment for its Texas stores reporting unit, the Company determined that the carrying value of goodwill in its Texas reporting unit exceeded its fair value, and recorded a goodwill impairment charge of $2,873,766 relating to all the goodwill associated with its Texas stores reporting unit at December 31, 2009.

The Company did not enter into a transaction in 2010 or 2009 which added goodwill. The Company had $2,349,066 and $4,251,657 in goodwill as of December 31, 2010 and 2009, respectively.

The 2009 Goodwill impairment related to the goodwill recorded from Mr. Sticker, Inc.:

2009 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
Mr. Sticker, Inc.	June 30, 2005	$2,873,766

Note 6: Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Professional fees	$79,252	$99,690
Accrued payroll	57,611	44,529
Accrued property taxes	24,857	9,419
Other	35,109	42,906

	$196,829	$196,544

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

Equipment financing agreements at December 31, consisted of the following:

	2010	2009
Equipment financing agreements	$45,566	$65,254
Less current portion	21,778	18,865

Long-term portion	$23,788	$46,389

Future minimum payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2010:

Year Ending December 31,
2011	$21,778
2012	23,788

$45,566

Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined. In connection with the issuance of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants expire on November 11, 2015, (see Note 12). The Note had a balance due of $55,000 on December 31, 2010.

Revolving Credit Facility

On December 20, 2010, the Company entered into a revolving line of credit agreement (the “Loan Agreement”) with Regions Bank (“Lender”), pursuant to which the Company may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on demand or, if no demand is made, on December 20, 2011, unless extended by the Lender and the Company during an annual review of the Loan Agreement. The annual interest rate is equal to the greater of i) the prime rate of the Lender plus 1.75% or ii) 4.75%. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. The Company may prepay the outstanding balance at any time without penalty. As of December 31, 2010, the Company had not borrowed funds under this facility.

Note 9: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2010 and 2009, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2007 to 2010 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $11,006,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2029.

Differences between the income taxes incurred for 2010 and 2009 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2010	2009
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Other	$244,000	$237,000
Goodwill	1,108,000	608,000
Net operating losses	4,153,000	3,836,000

	5,505,000	4,681,000
Valuation allowance	(5,505,000)	(4,681,000)

Net deferred tax asset	$—	$—

Note 10: Net Loss Per Common Share

Basic loss per share (“EPS”) represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per share for the year ended December 31, 2010 and 2009, respectively:

	2010	2009
Net loss (A)	$(2,182,874)	$(2,787,072)

Weighted average common shares - basic (B)	11,342,812	5,217,990
Effect of dilutive securities (3):
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—

Weighted average common shares - diluted (C)	11,342,812	5,217,990

Net loss per share - basic (A/B)	$(0.19)	$(0.53)

Net loss per share - diluted (A/C)	$(0.19)	$(0.53)

(1)	As a result of the Company’s net loss for the year ended December 31, 2010 and 2009, aggregate Common Stock Equivalents of 9,845,308 and 21,151,239 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the year ended December 31, 2010 and 2009. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the year ended December 31, 2010 and 2009, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2010 and 2009. These Common Stock Equivalents could be dilutive in future periods.
(3)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 1,632,820 and 17,236,660 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the year ended December 31, 2010 and 2009.

Note 11: Commitments and Contingencies

Operating Leases

The Company leases office space, land and buildings for certain of its emissions testing stations. The leases generally require that the Company pay taxes, maintenance, and insurance. The leases for the emission testing stations are renewable, at the option of the Company, for specified periods. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Certain leases have been personally guaranteed by the President of the Company.

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2010 and 2009, the excess of rent expense over cash payments was $195,596 and $236,214, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2010:

Year Ending December 31
2011	$1,532,274
2012	1,250,924
2013	976,505
2014	727,198
2015	404,329
2016 and later	743,622

$5,634,852

Total rent expense under all operating leases totaled $1,658,556 in 2010 and $1,655,762 in 2009.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments. The cost and accumulated depreciation of assets held under capital leases was $244,821 and $106,436, respectively as of December 31, 2010 and $244,821 and $77,769, respectively, as of December 31, 2009.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2010:

Year Ending December 31
2011	$52,283
2012	42,920
2013	682

95,885
Less amounts representing interest	9,914

Present value of net minimum lease payments	85,971
Less current portion	44,632

Long-term capitalized lease obligations	$41,339

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000 plus legal fees against the former owners of Mr. Sticker, Inc. (“Mr. Sticker”), David E. Smith, Barbara Smith and Grant Smith (the “Smiths”). The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserts that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserts breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths. The arbitration claim has yet to be heard by the arbitrators. The Smiths have filed a counterclaim for damages in relation to attorney fees incurred on behalf of the Smiths, for which an amount has not been determined.

Note 12: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2010 and 2009. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2010 and 2009. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2010 and 2009. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2010.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ (Deficit) Equity in the Company’s consolidated balance sheet. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA Strategic Investment Fund, Limited that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA Strategic Investment Fund, Limited, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2010 and 2009 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

The Company had 215,981 and 2,279,982 shares of Series B Convertible Preferred Stock (“Preferred B Stock”) outstanding at December 31, 2010 and 2009, respectively, all of which were held by one shareholder, Barron. Each share of the Preferred B Stock is convertible into 7.56 shares of the Company’s common stock, subject to adjustment if certain conditions are met, for a total of 1,632,820 and 17,236,660 shares of common stock at December 31, 2010 and 2009, respectively. Barron converted 2,064,000 shares of Preferred B Stock into 15,309,000 common shares during the year ended December 31, 2010. Barron converted 201,500 shares of Preferred B Stock into 1,523,340 common shares during the year ended December 31, 2009. Barron is restricted from converting any portion of the Preferred B Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The Preferred B Stock has a liquidation preference equal to the purchase price of the remaining units of Preferred B Stock, or $554,642 and $5,854,994 at December 31, 2010 and 2009, respectively. The Preferred B Stock does not pay a dividend and has no voting rights.

In the event of liquidation, dissolution or winding up of the Company, preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

The Company issued a total of 15,603,840 and 1,523,340 shares of common stock to Barron during December 2010 and 2009 respectively. The issuances to Barron resulted from Barron’s conversion of a total of 2,064,000 and 201,500 shares of Preferred B Stock on multiple occasions during 2010 and 2009, respectively. The conversions did not result in the violation of Barron’s ownership restrictions as Barron sold the common shares acquired through preferred conversions to remain below 4.99% ownership.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares from the Company’s 2008 Stock Grant and Option Plan (“2008 Plan”) to each of the Company’s five directors. The common stock awards vested immediately. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance. We recognized $10,500 in share-based compensation expense relating to these grants during 2010.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 22,789,288 and 6,685,448 shares were issued and outstanding as of December 31, 2010 and 2009, respectively. The total number of shares reserved for options and warrant conversions was 9,845,308 and 21,071,239 on December 31, 2010 and 2009, respectively.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors stock options, restricted stock awards, unrestricted stock awards and performance stock rewards. As of December 31, 2010, stock options and common stock awards have been granted to employees and non-employee directors.

Under the Company’s Stock Option Plan 2001 (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. Options granted to date under the 2001 Plan vested immediately, with the exception of 40,000 options that vested annually in three equal installments. The Company does not anticipate granting any options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”) the Compensation Committee is authorized to grant eligible employees and non-employee directors up to 303,496 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vest annually in three equal installments.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the 2008 Plan. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan.

On January 30, 2009, the Compensation Committee approved the grant of 13,000 options to employees under the 2008 Plan at an exercise price of $0.07 per share. The Company did not grant options in 2010.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,138,188 and 1,619,688 stock options available to be granted under these plans at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, options to purchase a total of 5,760,308 and 5,778,808 shares, respectively, had been granted and were outstanding under these four plans. Options to purchase 5,757,641 and 4,648,225 common shares were exercisable as of December 31, 2010 and 2009, respectively.

The Company recorded $25,276 and $46,731 in share-based compensation expense during the years ended December 31, 2010 and 2009, respectively. These expenses are included in the Company’s general and administrative expenses in its Consolidated Statements of Operations.

The Company did not grant stock options in 2010. For stock option grants issued during 2009, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the expected volatility of similar entities. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%.

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years 2010 and 2009:

	2010	2009
Risk free interest rate	N/A	1.27%
Expected term of stock awards	N/A	2 years
Expected volatility in stock price	N/A	45.0%
Expected dividend yield	N/A	None

The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2010 and 2009:

	2010			2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at January 1,	5,778,808	$0.35		5,781,558	$0.35
Granted	—	$—	$—	13,000	0.07	$0.02
Expired	(18,500)	$0.11		(15,750)	0.30

Options outstanding at December 31,	5,760,308	$0.35		5,778,808	$0.35

Options exercisable at December 31,	5,757,641	$0.35		4,648,225	$0.40

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding As of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable As of December 31, 2010	Weighted Average Exercise Price
$0.00 - $0.49	3,510,250	7.76 years	$0.125	3,507,583	$0.125
$0.50 - $0.99	1,941,533	5.80 years	$0.58	1,941,533	$0.58
$1.00 - $1.99	229,000	4.97 years	$1.00	229,000	$1.00
$2.00 - $2.99	69,900	2.85 years	$2.48	69,900	$2.48
$3.00 - $3.99	2,625	3.88 years	$3.00	2,625	$3.00
$4.00 - $4.99	4,500	3.02 years	$4.00	4,500	$4.00
$5.00 - $5.99	2,500	3.31 years	$5.15	2,500	$5.15

$0.00 - $5.99	5,760,308	6.72 years	$0.35	5,757,641	$0.35

As of December 31, 2010, there was no unrecognized share-based compensation expense related to non-vested stock options. The following table represents our non-vested stock options and activity for the years ended December 31, 2010 and 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2008	2,275,666	$0.03
Granted	13,000	0.02
Vested	(1,151,583)	0.03
Forfeited	(6,500)	0.03

Non-vested options — December 31, 2009	1,130,583	0.03
Granted	—	—
Vested	(1,121,833)	0.03
Forfeited	(6,083)	0.03

Non-vested options — December 31, 2010	2,667	$0.03

The aggregate intrinsic value of options outstanding and exercisable was $0 and $43 at December 31, 2010 and 2009, respectively, based on the Company’s closing stock price of $0.01 and $0.08, respectively. The aggregate intrinsic value of options vesting during 2010 and 2009 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option pricing model.

As discussed in Note 8, on November 11, 2010, the Company entered into a Note with an affiliate, GCA Strategic Investment Fund, Limited. The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined. In connection with the issuance of the Note, the Company issued GCA Strategic Investment Fund, Limited 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants expire on November 11, 2015.

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions were used for warrants issued in 2010:

Risk free interest rate	1.23%
Expected volatility	45.0%
Expected dividend yield	None

The fair value calculated using Black- Scholes was negligible and has not been separately accounted for. There were no warrants granted during the year ended December 31, 2009. The following table represents our warrant activity for the years ended December 31, 2010 and 2009:

Number of Warrants
Outstanding Warrants — December 31, 2008	15,525,287
Forfeited	(152,856)

Outstanding Warrants — December 31, 2009	15,372,431
Granted	4,000,000
Forfeited	(15,287,431)

Outstanding Warrants — December 31, 2010	4,085,000

All warrants issued were fully vested within the calendar year in which they were granted. Prior to January 1, 2009, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, investors, consultants, creditors and others.

As of December 31, 2010, warrants to purchase a total of 4,085,000 shares of common stock were outstanding at exercise prices ranging from $0.50 to $2.50. All outstanding warrants are vested, currently exercisable and expire at various dates through January 2015.

Note 13: Risks and Uncertainties

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

If a person or group of persons other than GCA Strategic Investment Fund Limited acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA Strategic Investment Fund Limited, we could be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of your common stock.

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by a second shareholder upon conversion of preferred stock and exercise of warrants, which if sold could have a negative impact on our stock price. The Company had 22,789,288 shares of common stock issued and outstanding as of December 31, 2010. As of December 31, 2010, our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, owned 3,379,360 shares of our common stock. GCA Strategic Investment Fund Limited, and its affiliates, currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon exercise of all outstanding warrants at the exercise price of $0.50 per share and conversion of their Preferred A Stock, GCA Strategic Investment Fund Limited could own up to 11,594,562 shares of our common stock.

As of December 31, 2010, Barron could acquire up to 1,632,820 shares of our common stock upon the conversion of their Preferred B Stock.

If either of these shareholders sold a large number of shares of our common stock into the public market it would have a negative impact on our stock price.

Note 14: Significant Fourth Quarter Adjustments

As further discussed in Note 5, the Company recorded a goodwill impairment charge at December 31, 2010 relating to its Georgia Stores reporting unit.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December  31, 2010 that our internal controls over financial reporting were effective.

Item 9B. Other Information

None

Part III

Item  10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.4	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.5	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.6	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.7	Common Stock Purchase Warrant dated November 11, 2010 issued to GCA Strategic Investment Fund Limited (incorporated by reference to Exhibit 4.7 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730 filed with the Commission on August 30, 2001)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commissions on October 3, 2003)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.8	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005

(incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.9	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.10	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.11	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.12	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.13	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.14	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.15	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.16	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.17	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.18	$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

10.19	Promissory Note (letter of credit) to Regions Bank dated December 20, 2010 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 20, 2010 and filed with the Commission on January 10, 2011)

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 31, 2011		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 31, 2011		/s/ Michael S. Shanahan
	By:	Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: March 31, 2011
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 31, 2011
By:	Bradley A. Thompson, Director

	/s/ Dr. Ernest A. Childs	Dated: March 31, 2011
By:	Dr. Ernest A. Childs, Director

	/s/ Gerald Amato	Dated: March 31, 2011
By:	Gerald Amato, Director

	/s/ Michael E. Guirlinger	Dated: March 31, 2011
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer, Chief Accounting Officer and Secretary	Dated: March 31, 2011

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.4	Registration Rights Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

4.5	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.6	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.7	Common Stock Purchase Warrant dated November 11, 2010 issued to GCA Strategic Investment Fund Limited (incorporated by reference to Exhibit 4.7 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730 filed with the Commission on August 30, 2001)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.8	Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners LP dated June 30, 2005

(incorporated by reference to Exhibit 10.2 to form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.9	Amendment to Preferred Stock Purchase Agreement between Speedemissions, Inc. and Barron Partners, LP dated August 4, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 8, 2005 and filed with the Commission on August 9, 2005)

10.10	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.11	Settlement Agreement and General Release between Global Capital Funding Group, LP, GCA Strategic Investment Fund Limited, Barron Partners, LP, and Speedemissions, Inc. dated October 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.12	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.13	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.14	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.15	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.16	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.17	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.18	$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

10.19	Promissory Note (letter of credit) to Regions Bank dated December 20, 2010 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 20, 2010 and filed with the Commission on January 10, 2011)

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer