Form 10-Q
period 2011-03-31
SPEEDEMISSIONS INC
filed 2011-05-13
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were 33,604,466 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$152,910	$261,600
Note receivable – current portion	12,000	12,000
Certificate and merchandise inventory	83,803	77,401
Other current assets	73,690	58,819

Total current assets	322,403	409,820

Note receivable, net of current portion	87,398	89,643
Property and equipment, at cost less accumulated depreciation and amortization	672,215	728,016
Goodwill	2,349,066	2,349,066
Other assets	105,603	105,603

Total assets	$3,536,685	$3,682,148

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$70,357	$—
Accounts payable	165,608	182,499
Accrued liabilities	171,732	196,829
Current portion of capitalized lease obligations	45,942	44,632
Current portion of equipment financing obligations	22,578	21,778
Current portion - deferred rent	35,776	35,776

Total current liabilities	511,993	481,514
Capitalized lease obligations, net of current portion	29,351	41,339
Equipment financing obligations, net of current portion	18,826	23,788
Deferred rent	144,779	159,820
Note payable	55,000	55,000
Other long term liabilities	7,350	7,350

Total liabilities	767,299	768,811

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 63,981 shares issued and outstanding with a liquidation preference of $164,306 at March 31, 2011 and 215,981 shares issued and outstanding with a liquidation preference of $554,642 at December 31, 2010	64	216
Common stock, $.001 par value, 250,000,000 shares authorized, 23,938,408 and 22,789,288 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23,938	22,789
Additional paid-in capital	15,805,603	15,806,600
Accumulated deficit	(17,639,565)	(17,495,614)

Total shareholders’ deficit	(1,809,960)	(1,666,009)

Total liabilities and shareholders’ deficit	$3,536,685	$3,682,148

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2011	2010
Revenue	$2,111,126	$2,453,113
Costs of operations:
Cost of emission certificates	470,067	541,485
Store operating expenses	1,441,887	1,556,722
General and administrative expenses	340,323	395,263
(Gain) loss on disposal of non-strategic assets	(1,000)	4,989

Operating loss	(140,151)	(45,346)
Interest income (expense)
Interest income	759	615
Interest expense	(4,559)	(6,844)

Interest expense, net	(3,800)	(6,229)

Net loss	$(143,951)	$(51,575)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	23,874,568	6,954,836

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(143,951)	$(51,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,801	72,559
(Gain) loss on disposal of assets	(1,000)	4,989
Share-based compensation	—	10,793
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(6,402)	11,644
Other current assets	(14,871)	(30,684)
Other assets	—	(1,800)
Accounts payable and accrued liabilities	(41,988)	68,625
Other liabilities	(15,041)	(8,179)

Net cash (used in) provided by operating activities	(167,452)	76,372

Cash flows from investing activities:
Proceeds from note receivable	2,245	—
Proceeds from sales of property and equipment	1,000	20,000
Purchases of property and equipment	—	(26,803)

Net cash provided by (used in) investing activities	3,245	(6,803)

Cash flows from financing activities:
Net proceeds from line of credit	70,357	—
Payments on equipment financing obligations	(4,162)	(5,289)
Payments on capitalized leases	(10,678)	(24,677)

Net cash provided by (used in) financing activities	55,517	(29,966)

Net increase (decrease) in cash	(108,690)	39,603
Cash at beginning of period	261,600	449,203

Cash at end of period	$152,910	$488,806

Supplemental Information:
Cash paid during the period for interest	$3,980	$6,184

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 31, 2011, we operated 39 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and has additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins for an annual subscription fee.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company has evaluated subsequent events through the date of filing its Form 10-Q with the Securities and Exchange Commission. Other than as described in Note 13: Subsequent Events, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Speedemissions and its non-operating subsidiaries, which are 100% owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company had no Level 3 assets or liabilities.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements, capital lease obligations, note receivable and note payable approximate carrying value based upon current borrowing rates.

Note 3: Note Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged that the manager, while employed by the Company, breached his fiduciary duties to the Company by purchasing property in Texas where he managed one of the Company’s testing facilities.

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 from the former manager, payable in monthly installments of $1,000 per month for seventy-two months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note is secured by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate plus 0.5%, which was 3.75%, which approximates rates offered in the market for notes receivable with similar terms and conditions.

The present value of the note receivable was $99,398 and $101,643 at March 31, 2011 and December 31, 2010, respectively.

Note 4: Property and Equipment

Property and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,527,142	1,533,020
Furniture, fixtures and office equipment	158,660	158,659
Vehicles	25,772	25,772
Leasehold improvements	320,019	320,019

	2,517,260	2,523,137
Less: accumulated depreciation and amortization	1,845,045	1,795,121

	$672,215	$728,016

Note 5: Accrued Liabilities

Accrued liabilities at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Professional fees	$50,816	$79,252
Accrued payroll	60,707	57,611
Accrued property taxes	14,833	24,857
Other	45,376	35,109

	$171,732	$196,829

Note 6: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of March 31, 2011 and December 31, 2010 was $40,412 and $45,566, respectively.

Note 7: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined in the Note. The Note had a balance due of $55,000 on March 31, 2011 and December 31, 2010.

Line of Credit

On December 20, 2010, the Company entered into a revolving line of credit agreement (the “Loan Agreement”) with Regions Bank (“Lender”), pursuant to which the Company may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on demand or, if no demand is made, on December 20, 2011, unless extended by the Lender and the Company during an annual review of the Loan Agreement. The annual interest rate is equal to the greater of (i) the prime rate of the Lender plus 1.75% or (ii) 4.75%. The Loan Agreement is secured by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. The Company may prepay the outstanding balance at any time without penalty. The Company owed the lender $70,357 on March 31, 2011 and $0 on December 31, 2010.

Note 8: Net Loss Per Share

Basic earnings per share (“EPS”) or net loss per share, represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per share for the three month periods ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31
	2011	2010
Net loss (A)	$(143,951)	$(51,575)

Weighted average common shares - basic (B)	23,874,568	6,954,836
Effect of dilutive securities (3):
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—

Weighted average common shares - diluted (C)	23,874,568	6,954,836

Net loss per share - basic (A/B)	$(0.01)	$(0.01)

Net loss per share - diluted (A/C)	$(0.01)	$(0.01)

(1)	As a result of the Company’s net loss for the three month period ended March 31, 2011 and 2010, aggregate Common Stock Equivalents of 9,740,058 and 21,045,989 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month period ended March 31, 2011 and 2010. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the three month period ended March 31, 2011 and 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month period ended March 31, 2011 and 2010. These Common Stock Equivalents could be dilutive in future periods.
(3)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 483,700 and 16,541,141 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three month period ended March 31, 2011 and 2010, respectively.

Note 9: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2011 and December 31, 2010. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 63,981 and 215,981 shares of Series B convertible preferred stock (“Preferred B Stock”) issued and outstanding as of March 31, 2011 and December 31, 2010, respectively, all of which were held by Barron. Barron converted 152,000 shares of Preferred B Stock into 1,149,120 common shares during the three months ended March 31, 2011. Barron converted 92,000 shares of Preferred B Stock into 695,520 common shares during the three months ended March 31, 2010.

Common Stock

The Company issued a total of 1,149,120 common shares to Barron during the three months ended March 31, 2011. The issuances to Barron resulted from Barron’s conversion of a total of 152,000 shares of Preferred B Stock during the three months ended March 31, 2011.

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

Share-based compensation expense was $0 and $10,793 during the three months ended March 31, 2011 and 2010, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2010	5,760,308	$0.35
Granted	—	—	—
Expired	(100,250)	0.42

Options outstanding at March 31, 2011	5,660,058	$0.34

Options exercisable at March 31, 2011	5,660,058	$0.34

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2011 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the three months ended March 31, 2011.

As of March 31, 2011, there was no unrecognized share-based compensation expense related to non-vested stock options. There were 0 and 4,333 options that vested during the three months ended March 31, 2011 and 2010, respectively.

There were 5,660,058 and 5,760,308 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2011 and December 31, 2010, respectively. There were no options granted under these plans during the three month period ended March 31, 2011. There were no options exercised during the three month periods ended March 31, 2011 and 2010, (see Note 13 Subsequent Events).

Stock Warrants

There were no common stock warrants granted or exercised during the three month period ended March 31, 2011, (see Note 13 Subsequent Events). The following table represents our warrant activity for the three month period ended March 31, 2011:

Number of Warrants
Outstanding warrants at December 31, 2010	4,085,000
Granted	—
Exercised	—
Forfeited	(5,000)

Outstanding warrants at March 31, 2011	4,080,000

Note 11: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2011 and 2010 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 12: Contingencies

In the ordinary course of business, the Company may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations.

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

Note 13: Subsequent Events

On April 11, 2011, the Compensation Committee and the Board, after a review of the market value of Company’s stock and previous incentives provided to the Company’s directors, officers and employees through the Company’s stock option plans, made the informed determination that it is in the best interests of the Company to provide the directors, officers and employees with more adequate compensation and incentives to promote long-term growth of the Company and to further align the interest of the directors, officers and employees with the Company’s shareholders.

The Compensation Committee and the Board adopted management and employee incentive and retention arrangements to allow under the Option Plans for each owner of the stock options to exchange each of his or her vested stock options for restricted shares of the Company’s common stock pursuant to the terms and conditions of the Restricted Stock Agreement (the “Agreement”). A total of 38 directors, officers and employees elected to exchange a total of 5,596,058 stock options for restricted shares. The Company issued the restricted shares on April 18, 2011. The restricted shares vested immediately and may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of until October 15, 2011. As of April 18, 2011, the Company’s total stock options outstanding was 64,000. The Board does not have plans to issue additional stock options under the Option Plans. Pre-tax compensation expense related to the modification of stock options was $54,841.

On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants to purchase shares of the Company’s common stock dated November 10, 2010, whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011. On April 15, 2011, GCA exercised the amended common stock purchase warrants and paid $64,000 to the Company on April 18, 2011, pursuant to an available exemption under Section 4(2) of the Securities Act of 1933, as amended. The Company will use the $64,000 for working capital purposes.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are statements we make based on our management’s expectations, estimates, projections and assumptions and are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; emission certificate cost; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. The above examples are not exhaustive and new risks emerge from time to time. For a further discussion of risk factors relating to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of March 31, 2011, the Company operated 39 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and has additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins for an annual subscription fee.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating loss for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 were as follows:

	Three Months Ended March 31		Percentage Change
	2011	2010
Revenue	$2,111,126	$2,453,113	(13.9%)
Cost of emission certificates	470,067	541,485	(13.2%)
Store operating expenses	1,441,887	1,556,722	(7.4%)
General and administrative expenses	340,323	395,263	(13.9%)
(Gain) loss from disposal of non-strategic assets	(1,000)	4,989	(120.0%)

Operating loss	$(140,151)	$(45,346)	(209.1%)

Revenue. Revenue decreased $341,987 or (13.9%) to $2,111,126 in the three month period ended March 31, 2011 compared to $2,453,113 in the three month period ended March 31, 2010. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas which were operated at locations owned by an entity controlled by Mr. Grant Smith, one of the former owners of Mr. Sticker (see Note 12 Contingencies) and a decrease from same store sales of $165,882 or (7.5%). The decrease in same store sales is mainly attributable to fewer tests being performed during the three month period ended March 31, 2011 compared to the prior comparable period at our Georgia, Texas and Utah locations, offset by increases in same store sales at our Missouri locations and additional revenue from a new store which was not open in the same period of 2010.

Cost of emission certificates. Cost of emission certificates decreased $71,418 or (13.2%) in the three month period ended March 31, 2011 and was $470,067 or 22.2% of revenues, compared to $541,485 or 22.0% of revenues in the three month period ended March 31, 2010. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of two stores in Texas and decrease in same store sales, offset by the additional cost of emission certificates from a new store which was not open in the same period of 2010.

Store operating expenses. Store operating expenses decreased $114,835 or (7.4%) in the three month period ended March 31, 2011 and was $1,441,887 or 68.2% of revenues, compared to $1,556,722 or 63.4% of revenues in the three month period ended March 31, 2010. The decrease was mainly attributable to lower store operating costs of $86,656 resulting from the closure of two stores in Texas and a decrease in same store sales operating expenses of $62,215, offset by new store operating expenses of $34,036.

General and administrative expenses. Our general and administrative expenses decreased $54,940, or (13.9%) to $340,323 in the three month period ended March 31, 2011 from $395,263 in the three month period ended March 31, 2010. The decrease in general and administrative expenses during the three month period March 31, 2011 was mainly due to lower legal and accounting fees and lower professional fees related to Carbonga compared to the prior year comparable period. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

(Gain) Loss from disposal of non-strategic assets. We recognized a $1,000 gain from the disposal of a non-strategic asset in the three month period ended March 31, 2011. We recognized a loss on the disposal of non-strategic assets of $4,989 in the three month period ended March 31, 2010.

Operating loss. Our operating loss increased by $94,805 in the three month period ended March 31, 2011 and was ($140,151) compared to an operating loss of ($45,346) in the three month period ended March 31, 2010. The increase operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Operating loss	$(140,151)	$(45,346)
Interest income	759	615
Interest expense	(4,559)	(6,844)

Net loss	$(143,951)	$(51,575)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	23,874,568	6,954,836

The Company incurred net interest expense of $3,800 and $6,229 during the three month periods ended March 31, 2011 and 2010, respectively.

Net loss and basic and diluted loss per common share. Net loss was $143,951 and $51,575 in the three month period ended March 31, 2011 and 2010, respectively. Basic and diluted net loss per share was ($0.01) and ($0.01), respectively in the three month period ended March 31, 2010.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $108,690 during the three months ended March 31, 2011 primarily from cash used in operations and our total liabilities decreased by $1,512. Our current liabilities increased mainly due to a $70,357 net increase on our line of credit with Regions Bank, which had a balance of $0 at December 31, 2010. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2011.

Cash Requirements

For the three months ended March 31, 2011, our net cash used in operating activities was $167,452 compared to net cash provided by operations of $76,372 in the three months ended March 31, 2010. Negative operating cash flows during the three months ended March 31, 2011 were primarily created by a net loss of $143,951, a decrease in accounts payable and accrued liabilities, an increase in other current assets of $14,871, an increase in certificate and merchandise inventory, a decrease in other liabilities of $15,041 and a gain on the disposal of assets of $1,000. The decrease in net cash used in operating activities was offset by depreciation and amortization of $55,801.

Positive operating cash flows during the three months ended March 31, 2010 was related to depreciation and amortization of $72,559, an increase in accounts payable and accrued liabilities of $68,625, share-based compensation expenses of $10,793 and a loss on disposal of assets of $4,989.

Sources and Uses of Cash

Net cash provided by investing activities was $3,245 for the three months ended March 31, 2011 compared to net cash used in investing activities of $6,803 for the three months ended March 31, 2010. The net cash provided by investing activities during the three months ended March 31, 2011 was related to proceeds from a note receivable of $2,245 and proceeds from an asset sale of $1,000. The net cash used in investing activities during the three months ended March 31, 2010 was related to capital expenditures of $26,803, offset by $20,000 in proceeds from the sale of equipment.

Net cash provided by (used in) financing activities was $55,517 and ($29,966) for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 we received net proceeds of $70,357 from our note payable to a bank which is related to our line of credit and made principal payments of $4,162 and $10,678 on equipment financing obligations and capital leases, respectively. During the three months ended March 31, 2010 we made principal payments of $5,289 and $24,677 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

SPEEDEMISSIONS, INC.

Date: May 13, 2011	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer

Date: May 13, 2011	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer