Form 10-Q
period 2011-06-30
SPEEDEMISSIONS INC
filed 2011-08-15
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 33,604,466 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$180,129	$261,600
Notes receivable – current portion	19,500	12,000
Certificate and merchandise inventory	79,278	77,401
Other current assets	91,654	58,819

Total current assets	370,561	409,820

Notes receivable, net of current portion	92,653	89,643
Property and equipment, at cost less accumulated depreciation and amortization	624,814	728,016
Goodwill	2,349,066	2,349,066
Other assets	105,403	105,603

Total assets	$3,542,497	$3,682,148

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$60,262	$—
Accounts payable	192,757	182,499
Accrued liabilities	169,470	196,829
Current portion of capitalized lease obligations	47,291	44,632
Current portion of equipment financing obligations	23,408	21,778
Current portion - deferred rent	35,776	35,776

Total current liabilities	528,964	481,514
Capitalized lease obligations, net of current portion	17,010	41,339
Equipment financing obligations, net of current portion	12,653	23,788
Deferred rent	125,760	159,820
Note payable	55,000	55,000
Other long term liabilities	7,350	7,350

Total liabilities	746,737	768,811

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 63,981 shares issued and outstanding with a liquidation preference of $164,306 at June 30, 2011 and 215,981 shares issued and outstanding with a liquidation preference of $554,642 at December 31, 2010	64	216
Common stock, $.001 par value, 250,000,000 shares authorized, 33,604,466 and 22,789,288 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	33,534	22,789
Additional paid-in capital	15,914,849	15,806,600
Accumulated deficit	(17,732,033)	(17,495,614)

Total shareholders’ deficit	(1,783,586)	(1,666,009)

Total liabilities and shareholders’ deficit	$3,542,497	$3,682,148

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenue	$2,152,831	$2,495,734	$4,263,957	$4,948,847
Costs of operations:
Cost of emission certificates	480,427	567,255	950,495	1,108,741
Store operating expenses	1,383,888	1,535,403	2,825,775	3,092,125
General and administrative expenses	416,718	486,361	757,039	881,624
(Gain) loss on disposal of assets	(39,622)	4,724	(40,622)	9,713

Operating loss	(88,580)	(98,009)	(228,730)	(143,356)
Interest income (expense)
Interest income	760	13	1,519	628
Interest expense	(4,648)	(5,393)	(9,208)	(12,236)

Interest expense, net	(3,888)	(5,380)	(7,689)	(11,608)

Net loss	$(92,468)	$(103,389)	$(236,419)	$(154,964)

Basic and diluted net loss per share	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	31,692,498	8,509,834	31,660,755	7,736,631

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(236,419)	$(154,964)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	107,830	142,666
(Gain) loss on disposal of assets	(40,622)	9,713
Share-based compensation	54,842	25,014
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(1,877)	10,994
Other current assets	(32,835)	(39,888)
Other assets	200	(1,800)
Accounts payable and accrued liabilities	(17,101)	101,292
Other liabilities	(35,570)	(20,514)

Net cash (used in) provided by operating activities	(201,552)	72,513

Cash flows from investing activities:
Proceeds from note receivable	6,000	—
Proceeds from sales of property and equipment	28,000	20,000
Purchases of property and equipment	(7,006)	(33,961)

Net cash provided by (used in) investing activities	26,994	(13,961)

Cash flows from financing activities:
Net proceeds from warrant exercise	64,000	—
Net proceeds from line of credit	60,262	—
Payments on equipment financing obligations	(9,505)	(9,919)
Payments on capitalized leases	(21,670)	(34,468)

Net cash provided by (used in) financing activities	93,087	(44,387)

Net (decrease) increase in cash	(81,471)	14,165
Cash at beginning of period	261,600	449,203

Cash at end of period	$180,129	$463,368

Supplemental Information:
Cash paid during the period for interest	$8,953	$12,236

Supplemental Disclosure of Non-Cash Activity:
Note receivable from disposal of assets	$15,000	$—

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of June 30, 2011, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements, capital lease obligations, notes receivable and note payable approximate carrying value based upon current borrowing rates.

Note 3: Notes Receivable

On June 30, 2011, the Company sold all of the emissions testing and safety inspection equipment at one of its stores in Texas and subleased the facility. The Company received cash and a promissory note and personal guarantee from the purchaser for the equipment. The promissory note bears interest at 0.55% per annum and the term of the promissory note is twenty-four months. The principal amount of the promissory note is $15,000. The notes receivable balance was $112,153 and $101,643 at June 30, 2011 and December 31, 2010, respectively.

Note 4: Property and Equipment

Property and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,474,142	1,533,020
Furniture, fixtures and office equipment	154,696	158,659
Vehicles	25,772	25,772
Leasehold improvements	327,026	320,019

	2,467,303	2,523,137
Less: accumulated depreciation and amortization	1,842,489	1,795,121

	$624,814	$728,016

Note 5: Accrued Liabilities

Accrued liabilities at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Professional fees	$46,335	$79,252
Payroll	58,390	57,611
Property taxes	33,719	24,857
Other	31,026	35,109

	$169,470	$196,829

Note 6: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of June 30, 2011 and December 31, 2010 was $36,061 and $45,566, respectively.

Note 7: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined in the Note. The Note had a balance due of $55,000 on June 30, 2011 and December 31, 2010.

Line of Credit

On December 20, 2010, the Company entered into a revolving line of credit agreement (the “Loan Agreement”) with Regions Bank (“Lender”), pursuant to which the Company may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on demand or, if no demand is made, on December 20, 2011, unless extended by the Lender and the Company during an annual review of the Loan Agreement. The annual interest rate is equal to the greater of (i) the prime rate of the Lender plus 1.75% or (ii) 4.75%. The Loan Agreement is secured by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. The Company may prepay the outstanding balance at any time without penalty. The Company owed the Lender $60,262 on June 30, 2011 and $0 on December 31, 2010.

Note 8: Net Loss Per Share

Basic earnings per share (“EPS”) represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per share for the three and six month periods ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net loss (A)	$(92,468)	$(103,389)	$(236,419)	$(154,964)

Weighted average common shares - basic (B)	31,692,498	8,509,834	31,660,834	7,736,631
Effect of dilutive securities (5, 6):
Diluted effect of stock options (1, 2, 3)	—	—	—	—
Diluted effect of stock warrants (1, 2, 3)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (4)	—	—	—	—

Weighted average common shares - diluted (C)	31,692,498	8,509,834	31,660,834	7,736,631

Net loss per share - basic (A/B)	$0.00	$(0.01)	$(0.01)	$(0.02)

Net loss per share - diluted (A/C)	$0.00	$(0.01)	$(0.01)	$(0.02)

(1)	As a result of the Company’s net loss for the three and six month periods ended June 30, 2011 and 2010, aggregate Common Stock Equivalents of 64,000 and 16,167,558 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six month periods ended June 30, 2011 and 2010, respectively. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the three and six month periods ended June 30, 2011 and 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three and six month periods ended June 30, 2011 and 2010, respectively. These Common Stock Equivalents could be dilutive in future periods.
(3)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 483,700 and 13,486,900 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and six month periods ended June 30, 2011 and 2010, respectively.

Note 9: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2011 and December 31, 2010. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 63,981 and 215,981 shares of Series B convertible preferred stock (“Preferred B Stock”) issued and outstanding as of June 30, 2011 and December 31, 2010, respectively, all of which were held by Barron. Barron converted 152,000 shares of Preferred B Stock into 1,149,120 common shares during the six months ended June 30, 2011.

Common Stock

The Company issued a total of 1,149,120 common shares to Barron during the six months ended June 30, 2011. The issuances to Barron resulted from Barron’s conversion of a total of 152,000 shares of Preferred B Stock during the six months ended June 30, 2011.

On April 15, 2011, the Board of Directors of the Company and GCA Strategic Investment Fund Limited (“GCA”) agreed to amend GCA’s 4,000,000 common stock purchase warrants dated November 10, 2010. The closing price of the Company’s common stock was $0.013 on April 14, 2011. The exercise price per share of the common stock purchase warrants was reduced to $0.016 from $0.50. On April 15, 2011, GCA exercised the amended common stock purchase warrants and transferred $64,000 to the Company on April 18, 2011, pursuant to an available exemption under Section 4(2) of the Securities Act of 1933, as amended. The Company will use the $64,000 for working capital purposes.

On April 18, 2011, as explained more fully below in Note 10, 38 of the Company’s directors, officers and employees exchanged a total of 5,596,058 stock options for restricted common shares.

Note 10: Share-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Share-based compensation expense was $54,842 and $14,223 during the three months ended June 30, 2011 and 2010, respectively and $54,842 and $25,015 during the six months ended June 30, 2011 and 2010, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the six month period ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2010	5,760,308	$0.35
Granted	—	—	—
Exercised/exchanged	(5,596,058)	0.34
Expired	(100,250)	0.42

Options outstanding at June 30, 2011	64,000	$0.57

Options exercisable at June 30, 2011	64,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2011 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the six months ended June 30, 2011.

As of June 30, 2011, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were 2,667 and 1,109,333 options that vested during the six months ended June 30, 2011 and 2010, respectively.

There were 64,000 and 5,760,308 options issued and outstanding under the Company’s 2001 Stock Option Plan, Speedemissions’ Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and Speedemissions, Inc. 2008 Stock Grant and Option Plan as of June 30, 2011 and December 31, 2010, respectively. There were no options granted under these plans during the six month period ended June 30, 2011.

On April 11, 2011, the Compensation Committee and the Board adopted management and employee incentive and retention arrangements to allow under (1) the Speedemissions, Inc. 2001 Stock Option Plan, (2) the Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan, (3) the Speedemissions, Inc. 2006 Stock Grant and Option Plan and (4) the Speedemissions, Inc. 2008 Stock Grant and Option Plan, each owner of the options to exchange each of his or her vested stock options for restricted common shares (the “Restricted Shares”) pursuant to the terms and conditions of the Restricted Stock Agreement. A total of 38 directors, officers and employees elected to exchange a total of 5,596,058 stock options for Restricted Shares. The Company issued the Restricted Shares on April 18, 2011. The Restricted Shares vested immediately and may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of until October 15, 2011. As of June 30, 2011, the Company had 64,000 stock options outstanding. The Board does not have plans to issue additional stock options under the above stock option plans. The share based compensation expense recognized in the three and six months ended June 30, 2011 as a result of these issuances was $54,842.

There were no options exercised during the six month period ended June 30, 2010.

Stock Warrants

On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 common stock purchase warrants dated November 10, 2010. The closing price of the Company’s common stock was $0.013 on April 14, 2011. The exercise price per share of the common stock purchase warrants was reduced to $0.016 from $0.50. On April 15, 2011, GCA exercised the amended common stock purchase warrants and transferred $64,000 to the Company on April 18, 2011, pursuant to an available exemption under Section 4(2) of the Securities Act of 1933, as amended. The Company will use the $64,000 for working capital purposes.

There were no common stock warrants granted during the six month period ended June 30, 2011. The following table represents our warrant activity for the six month period ended June 30, 2011:

Number of Warrants
Outstanding warrants at December 31, 2010	4,085,000
Granted	—
Exercised	(4,000,000)
Forfeited	(85,000)

Outstanding warrants at June 30, 2011	—

Note 11: Income Taxes

No provision for income taxes has been reflected for the three and six month periods ended June 30, 2011 and 2010 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Note 13: Subsequent Event

On August 12, 2011, the Company’s Board of Directors approved the issuance of 300,000 of our common shares, restricted in accordance with Rule 144, to Mr. Gerald Amato for consulting and investor relations services to be provided to the Company during the third quarter of 2011. Mr. Amato serves on the Company’s Board of Directors. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We recognized $3,000 in expense related to the services performed in the third quarter of 2011.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of June30, 2011, the Company operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of assets and operating loss for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 were as follows:

	Three Months Ended June 30		Percentage
	2011	2010	Change
Revenue	$2,152,831	$2,495,734	(13.7%)
Cost of emission certificates	480,427	567,255	(15.3%)
Store operating expenses	1,383,888	1,535,403	(9.9%)
General and administrative expenses	416,718	486,361	(14.3%)
(Gain) loss from disposal assets	(39,622)	4,724	N/A

Operating loss	$(88,580)	$(98,009)	(9.6%)

Revenue. Revenue decreased $342,903 or (13.7%) to $2,152,831 in the three month period ended June 30, 2011 compared to $2,495,734 in the three month period ended June 30, 2010. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas and a decrease from same store sales of $133,610 or (6.0%). The decrease in same store sales is mainly attributable to fewer tests being performed during the three month period ended June 30, 2011 compared to the prior comparable period at our Georgia, Texas and Utah locations, offset by increases in same store sales at our Missouri locations and additional revenue from a new store which was not open in the same period of 2010.

Cost of emission certificates. Cost of emission certificates decreased $86,828 or (15.3%) in the three month period ended June 30, 2011 and was $480,427 or 22.3% of revenues, compared to $567,255 or 22.7% of revenues in the three month period ended June 30, 2010. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of two stores in Texas and decrease in same store sales, offset by the additional cost of emission certificates from a new store which was not open in the same period of 2010.

Store operating expenses. Store operating expenses decreased $151,515 or (9.9%) in the three month period ended June 30, 2011 and was $1,383,888 or 64.2% of revenues, compared to $1,535,403 or 61.5% of revenues in the three month period ended June 30, 2010. The decrease was mainly attributable to lower store operating costs of $105,100 resulting from the closure of two stores in Texas and a decrease in same store operating expenses of $72,022, offset by new store operating expenses of $25,607.

General and administrative expenses. Our general and administrative expenses decreased $69,643, or (14.3%) to $416,718 in the three month period ended June 30, 2011 from $486,361 in the three month period ended June 30, 2010. The decrease in general and administrative expenses during the three month period June 30, 2011 was mainly due to lower legal and accounting fees and lower professional fees related to Carbonga compared to the prior year comparable period. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

(Gain) loss from disposal of assets. We recognized a $39,622 gain from the disposal of assets in the three month period ended June 30, 2011. We recognized a loss on the disposal of assets of $4,724 in the three month period ended June 30, 2010.

Operating loss. Our operating loss decreased by $9,429 in the three month period ended June 30, 2011 and was ($88,580) compared to an operating loss of ($98,009) in the three month period ended June 30, 2010. The increase in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010 is as follows:

	Three Months Ended June 30,
	2011	2010
Operating income	$(88,580)	$(98,009)
Interest income	760	13
Interest expense	(4,648)	(5,393)

Net loss	$(92,468)	$(103,389)

Basic and diluted net loss per share	$0.00	$(0.01)

Weighted average shares outstanding, basic and diluted	31,692,498	8,509,834

The Company incurred net interest expense of $3,888 and $5,380 during the three month periods ended June 30, 2011 and 2010, respectively.

Net loss and basic and diluted loss per share. Net loss was $92,468 and $103,389 in the three month period ended June 30, 2011 and 2010, respectively. Basic and diluted net loss per share was $0.00 and ($0.01), respectively in the three month periods ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 and 2010

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of assets and operating loss for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 were as follows:

	Six Months Ended June 30		Percentage Change
	2011	2010
Revenue	$4,263,957	$4,948,847	(13.8%)
Cost of emission certificates	950,495	1,108,741	(14.3%)
Store operating expenses	2,825,775	3,092,125	(8.6%)
General and administrative expenses	757,039	881,624	(14.1%)
(Gain) loss from disposal of assets	(40,622)	9,713	N/A

Operating loss	$(228,730)	$(143,356)	59.6%

Revenue. Revenue decreased $684,890 or (13.8%) to $4,263,957 in the six month period ended June 30, 2011, compared to $4,948,847 in the six month period ended June 30, 2010. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas and a decrease from same store sales of $299,492 or (6.7%). The decrease in same store sales is mainly attributable to fewer tests being performed during the six month period ended June 30, 2011 compared to the prior comparable period at our Georgia, Texas and Utah locations, offset by increases in same store sales at our Missouri locations and additional revenue from a new store which was not open in the same period of 2010.

Cost of emission certificates. Cost of emission certificates decreased $158,246 or (14.3%) in the six month period ended June 30, 2011 and was $950,495 or 22.2% of revenues, compared to $1,108,741 or 22.4% of revenues in the six month period ended June 30, 2010. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of two stores in Texas and decrease in same store sales, offset by the additional cost of emission certificates from a new store which was not open in the same period of 2010.

Store operating expenses. Store operating expenses decreased $266,350 or (8.6%) in the six month period ended June 30, 2011 and was $2,825,775 or 66.2% of revenues, compared to $3,092,125 or 62.4% of revenues in the six month period ended June 30, 2010. The decrease was mainly attributable to lower store operating costs of $192,716 resulting from the closure of two stores in Texas and a decrease in same store operating expenses of $133,277, offset by new store operating expenses of $59,643.

General and administrative expenses. Our general and administrative expenses decreased $124,585, or (14.1%) to $757,039 in the six month period ended June 30, 2011 from $881,624 in the six month period ended June 30, 2010. The decrease in general and administrative expenses during the six month period ended June 30, 2011 was mainly due to lower legal and accounting fees and lower professional fees related to Carbonga compared to the prior year comparable period. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

(Gain)/loss from disposal of assets. We recognized a gain of $40,622 on the disposal of assets in the six month period ended June 30, 2011. We recognized a $9,713 loss from the disposal of assets in the six month period ended June 30, 2010.

Operating loss. Our operating loss increased by $85,374 in the six month period ended June 30, 2011 and was ($228,730) compared to an operating loss of ($143,356) in the six month period ended June 30, 2010. The increase in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Operating loss	$(228,730)	$(143,356)
Interest income	1,519	628
Interest expense	(9,208)	(12,236)

Net loss	$(236,419)	$(154,964)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	31,660,755	7,736,631

The Company incurred net interest expense of $7,689 and $11,608 during the six month periods ended June 30, 2011 and 2010, respectively.

Net loss and basic and diluted net loss per share. Net loss was ($236,419) and ($154,964) in the six month periods ended June 30, 2011 and 2010, respectively. Basic and diluted net loss per share was ($0.01) and ($0.02), respectively in the six month periods ended June 30, 2011, and 2010, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $81,471 during the six months ended June 30, 2011 primarily from cash used in operations and our total liabilities decreased by $22,074. Our current liabilities increased mainly due to a $60,262 net increase on our line of credit with Regions Bank, which had a balance of $0 at December 31, 2010. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2011.

Cash Requirements

For the six months ended June 30, 2011, our net cash used in operating activities was $201,552 compared to net cash provided by operations of $72,513 in the six months ended June 30, 2010. Negative operating cash flows during the six months ended June 30, 2011 were primarily created by a net loss of $236,419, a decrease in accounts payable and accrued liabilities of $17,101, an increase in certificate and merchandise inventory of $1,877, a decrease in other liabilities of $35,570 and a gain on the disposal of assets of $40,622. The decrease in net cash used in operating activities was offset by depreciation and amortization of $107,830, share-based compensation expense of $54,842 and a decrease in other current assets of $200.

Positive operating cash flows during the six months ended June 30, 2010 were related to depreciation and amortization of $142,666, an increase in accounts payable and accrued liabilities of $101,292, share-based compensation expenses of $25,014, a decrease in inventory of $10,994 and a loss on disposal of assets of $9,713. The increase in net cash provided by operating activities was offset by a net loss of $154,964, an increase in other current assets of $28,894 and an increase in other liabilities of $1,548.

Sources and Uses of Cash

Net cash provided by investing activities was $26,994 for the six months ended June 30, 2011 compared to net cash used in investing activities of $13,961 for the six months ended June 30, 2010. The net cash provided by investing activities during the six months ended June 30, 2011 was related to proceeds from a note receivable of $6,000 and proceeds from asset sales of $28,000, offset by capital expenditures of $7,006. The net cash used in investing activities during the six months ended June 30, 2010 was related to capital expenditures of $33,961 offset by $20,000 in proceeds from the sale of equipment.

Net cash provided by (used in) financing activities was $93,087 and ($44,387) for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we received net proceeds of $64,000 from the exercise of warrants into common stock, a net $60,262 from our line of credit and made principal payments of $9,505 and $21,670 on equipment financing obligations and capital leases, respectively. During the six months ended June 30, 2010 we made principal payments of $9,919 and $34,468 on equipment financing obligations and capital leases, respectively.

On April 15, 2011, the Board of Directors of the Company and GCA Strategic Investment Fund Limited (“GCA”) agreed to amend GCA’s 4,000,000 common stock purchase warrants dated November 10, 2010. The closing price of the Company’s common stock was $0.013 on April 14, 2011. The exercise price per share of the common stock purchase warrants was reduced to $0.016 from $0.50. On April 15, 2011, GCA exercised the amended common stock purchase warrants and transferred $64,000 to the Company on April 18, 2011, pursuant to an available exemption under Section 4(2) of the Securities Act of 1933, as amended.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, the Company has identified accounting policies related to valuation of our equity instruments, valuation of goodwill created as the result of business acquisitions, as key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

ITEM 4 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control as of the Evaluation Date.

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of the period covered. In addition, the Company reviewed its internal control, and there have been no significant changes in its internal control or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

On August 12, 2011, the Company’s Board of Directors approved the issuance of 300,000 common shares to Mr. Gerald Amato for consulting and investor relations services to be provided to the Company during the third quarter of 2011. For financial reporting purposes, the value of the shares was determined on the date of issuance since our agreement was based on a fixed number of shares, instead of a fixed value. We will recognize $3,000 in consulting expense relating to these consulting services during the third quarter. The issuance was exempt from registration pursuant to Section 4(c) of the Securities Act of 1933 and the investor was accredited.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Reserved

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: August 15, 2011	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President

Date: August 15, 2011	By:	/s/ Michael S. Shanahan
Michael S. Shanahan Chief Financial Officer