Form 10-Q
period 2011-09-30
SPEEDEMISSIONS INC
filed 2011-11-14
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 34,388,166 shares of common stock, par value $0.001, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$179,264	$261,600
Notes receivable – current portion	19,500	12,000
Certificate and merchandise inventory	68,622	77,401
Other current assets	83,103	58,819

Total current assets	350,489	409,820
Notes receivable, net of current portion	87,533	89,643
Property and equipment, at cost less accumulated depreciation and amortization	580,433	728,016
Goodwill	2,349,066	2,349,066
Other assets	105,403	105,603

Total assets	$3,472,924	$3,682,148

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$60,280	$—
Accounts payable	143,012	182,499
Accrued liabilities	190,584	196,829
Current portion of capitalized lease obligations	48,680	44,632
Current portion of equipment financing obligations	24,272	21,778
Current portion—deferred rent	35,776	35,776

Total current liabilities	502,604	481,514
Capitalized lease obligations, net of current portion	4,307	41,339
Equipment financing obligations, net of current portion	6,251	23,788
Deferred rent	107,784	159,820
Note payable	55,000	55,000
Other long term liabilities	7,350	7,350

Total liabilities	683,296	768,811

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 63,981 shares issued and outstanding with a liquidation preference of $164,306 at September 30, 2011 and 215,981 shares issued and outstanding with a liquidation preference of $554,642 at December 31, 2010	64	216
Common stock, $.001 par value, 250,000,000 shares authorized, 33,904,466 and 22,789,288 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33,834	22,789
Additional paid-in capital	15,917,549	15,806,600
Accumulated deficit	(17,741,165)	(17,495,614)

Total shareholders’ deficit	(1,789,718)	(1,666,009)

Total liabilities and shareholders’ deficit	$3,472,924	$3,682,148

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenue	$2,164,562	$2,313,816	$6,428,518	$7,262,663
Costs of operations:
Cost of emission certificates	469,756	498,599	1,420,251	1,607,340
Store operating expenses	1,368,170	1,487,037	4,193,946	4,579,162
General and administrative expenses	334,822	380,301	1,091,861	1,261,924
(Gain) loss on disposal of assets	(2,660)	—	(43,282)	9,713
Gain from settlement of lawsuit	—	(106,881)	—	(106,881)

Operating income (loss)	(5,526)	54,760	(234,258)	(88,595)
Interest income (expense)
Interest income	760	1,272	2,280	1,900
Interest expense	(4,366)	(4,937)	(13,573)	(17,174)

Interest expense, net	(3,606)	(3,665)	(11,293)	(15,274)

Net income (loss)	$(9,132)	$51,095	$(245,551)	$(103,869)

Basic net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)

Diluted net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	33,764,249	13,179,213	29,813,331	9,570,761

Weighted average common shares outstanding, diluted	33,764,249	17,456,711	29,813,331	9,570,761

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(245,551)	$(103,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,180	206,088
(Gain) loss on disposal of assets	(43,282)	9,713
Stock issued for services	3,000	—
Share-based compensation	54,842	25,201
Gain from settlement of lawsuit	—	(106,881)
Changes in operating assets and liabilities:
Certificate and merchandise inventory	8,779	(18,633)
Other current assets	(24,283)	(42,481)
Other assets	200	(1,800)
Accounts payable and accrued liabilities	(45,734)	33,596
Other liabilities	(54,552)	(30,781)

Net cash used in operating activities	(191,401)	(29,847)

Cash flows from investing activities:
Proceeds from note receivable	12,127	3,742
Proceeds from sales of property and equipment	31,623	20,000
Purchases of property and equipment	(10,938)	(60,449)

Net cash provided by (used in) investing activities	32,812	(36,707)

Cash flows from financing activities:
Net proceeds from warrant exercise	64,000	—
Net proceeds from line of credit	60,280	—
Payments on equipment financing obligations	(15,043)	(14,716)
Payments on capitalized leases	(32,984)	(44,547)

Net cash provided by (used in) financing activities	76,253	(59,263)

Net decrease in cash	(82,336)	(125,817)
Cash at beginning of period	261,600	449,203

Cash at end of period	$179,264	$323,386

Supplemental Information:
Cash paid during the period for interest	$13,573	$16,513

Supplemental Disclosure of Non-Cash Activity:
Note receivable from disposal of assets	$15,000	$—

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Note 1: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of September 30, 2011, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The following notes should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company’s consolidated financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011, and 2010, and cash flows for the nine months ended September 30, 2011, and 2010.

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

Fair Value Measurements

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company has no Level 1 assets or liabilities.

•

Level 2—Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data. The Company has no Level 2 assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company has no Level 3 assets or liabilities.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements, capital lease obligations, notes receivable and note payable approximate carrying value based upon current borrowing rates.

Note 3: Notes Receivable

The notes receivable balance was $107,033 and $101,643 at September 30, 2011 and December 31, 2010, respectively.

Note 4: Property and Equipment

Property and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,474,142	1,533,020
Furniture, fixtures and office equipment	153,607	158,659
Vehicles	25,772	25,772
Leasehold improvements	327,956	320,019

	2,467,144	2,523,137
Less: accumulated depreciation and amortization	1,886,711	1,795,121

	$580,433	$728,016

Note 5: Accrued Liabilities

Accrued liabilities at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Professional fees	$59,638	$79,252
Payroll	54,891	57,611
Property taxes	45,109	24,857
Other	30,946	35,109

	$190,584	$196,829

Note 6: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of September 30, 2011 and December 31, 2010 was $30,523 and $45,566, respectively.

Note 7: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined in the Note. The Note had a balance due of $55,000 on September 30, 2011 and December 31, 2010.

Line of Credit

On December 20, 2010, the Company entered into a revolving line of credit agreement (the “Loan Agreement”) with Regions Bank (“Lender”), pursuant to which the Company may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on demand or, if no demand is made, on December 20, 2011, unless extended by the Lender and the Company during an annual review of the Loan Agreement. The annual interest rate is equal to the greater of (i) the prime rate of the Lender plus 1.75% or (ii) 4.75%. The Loan Agreement is secured by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. The Company may prepay the outstanding balance at any time without penalty. The Company owed the Lender $60,280 on September 30, 2011 and $0 on December 31, 2010.

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

The following table sets forth the computation for basic and diluted net loss per share for the three and nine month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net income (loss) (A)	$(9,132)	$51,095	$(245,551)	$(103,869)

Weighted average common shares—basic (B)	33,764,249	13,179,213	29,813,331	9,570,761
Effect of dilutive securities (5):
Diluted effect of stock options (1, 2, 3)	—	—	—	—
Diluted effect of stock warrants (1, 2, 3)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (4)	—	4,277,498	—	—

Weighted average common shares—diluted (C)	33,764,249	17,456,711	29,813,331	9,570,761

Net income (loss) per share—basic (A/B)	$0.00	$0.00	$(0.01)	$(0.01)

Net income (loss) per share—diluted (A/C)	$0.00	$0.00	$(0.01)	$(0.01)

(1)	As a result of the Company’s net loss for the three month period ended September 30, 2011, aggregate Common Stock Equivalents of 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month period ended September 30, 2011. These Common Stock Equivalents could be dilutive in future periods.

(2)	Because their effects are anti-dilutive, Common Stock Equivalents of 12,165,808 issuable under stock option plans and stock warrants whose grant price is greater than the average market price of common shares outstanding at the end of the relevant period have been excluded from the computation of weighted average common shares (diluted) for the three months ended September 30, 2010. These Common Stock Equivalents could be dilutive in future periods.

(3)	As a result of the Company’s net loss for the nine month periods ended September 30, 2011 and 2010, aggregate Common Stock Equivalents of 59,000 and 12,165,808 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the nine months ended September 30, 2011 and 2011. These Common Stock Equivalents could be dilutive in future periods.

(4)	As a result of the Company’s net loss for the nine month periods ended September 30, 2011 and 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the nine month periods

(5)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) do not have voting rights and are subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 483,700 and 9,805,180 are anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the three and nine months periods ended September 30, 2011 and 2010, respectively.

Note 9: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2011 and December 31, 2010. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

There were 63,981 and 215,981 shares of Series B convertible preferred stock (“Preferred B Stock”) issued and outstanding as of September 30, 2011 and December 31, 2010, respectively, all of which were held by Barron. Barron converted 152,000 shares of Preferred B Stock into 1,149,120 common shares during the nine months ended September 30, 2011 (see Note 13 Subsequent Events).

Common Stock

The Company issued a total of 1,149,120 common shares to Barron during the nine months ended September 30, 2011. The issuances to Barron resulted from Barron’s conversion of a total of 152,000 shares of Preferred B Stock during the nine months ended September 30, 2011.

On April 15, 2011, the Board of Directors of the Company and GCA Strategic Investment Fund Limited (“GCA”) agreed to amend GCA’s 4,000,000 common stock purchase warrants dated November 10, 2010. The closing price of the Company’s common stock was $0.013 on April 14, 2011. The exercise price per share of the common stock purchase warrants was reduced to $0.016 from $0.50. On April 15, 2011, GCA exercised the amended common stock purchase warrants and transferred $64,000 to the Company on April 18, 2011, pursuant to an available exemption under Section 4(2) of the Securities Act of 1933, as amended. The Company used the $64,000 for working capital purposes.

On April 18, 2011, as explained more fully below in Note 10, 38 of the Company’s directors, officers and employees exchanged a total of 5,596,058 stock options for restricted common shares.

On August 12, 2011, the Board of Directors of the Company approved the issuance of 300,000 of our common shares, restricted in accordance with Rule 144, to Mr. Gerald Amato for consulting and investor relations services provided to the Company during the third quarter of 2011. Mr. Amato serves on the Company’s Board of Directors. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. The value of our common stock was $0.01 on August 12, 2011. We recognized $3,000 in expense related to the services performed in the third quarter of 2011.

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

Share-based compensation expense was $0 and $186 during the three months ended September 30, 2011 and 2010, respectively and $54,842 and $25,201 during the nine months ended September 30, 2011 and 2010, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the nine month period ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2010	5,760,308	$0.35
Granted	—	—	—
Exercised/exchanged	(5,596,058)	0.34
Expired	(105,250)	0.41

Options outstanding at September 30, 2011	59,000	$0.61

Options exercisable at September 30, 2011	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2011 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the nine months ended September 30, 2011.

As of September 30, 2011, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were 2,667 and 1,109,334 options that vested during the nine months ended September 30, 2011 and 2010, respectively.

There were 59,000 and 5,760,308 options issued and outstanding under the Company’s 2001 Stock Option Plan, Speedemissions’ Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and Speedemissions, Inc. 2008 Stock Grant and Option Plan as of September 30, 2011 and December 31, 2010, respectively. There were no options granted under these plans during the nine month period ended September 30, 2011.

On April 11, 2011, the Compensation Committee and the Board adopted management and employee incentive and retention arrangements to allow under (1) the Speedemissions, Inc. 2001 Stock Option Plan, (2) the Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan, (3) the Speedemissions, Inc. 2006 Stock Grant and Option Plan and (4) the Speedemissions, Inc. 2008 Stock Grant and Option Plan, each owner of the options to exchange each of his or her vested stock options for restricted common shares (the “Restricted Shares”) pursuant to the terms and conditions of the Restricted Stock Agreement. A total of 38 directors, officers and employees elected to exchange a total of 5,596,058 stock options for Restricted Shares. The Company issued the Restricted Shares on April 18, 2011. The Restricted Shares vested immediately and may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of until October 15, 2011. As of September 30, 2011, the Company had 59,000 stock options outstanding. The Board does not have plans to issue additional stock options under the above stock option plans. The share-based compensation expense recognized in the three and nine months ended September 30, 2011 as a result of these issuances was $54,842.

There were no options exercised during the nine month period ended September 30, 2010, other than those described above.

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

There was no common stock warrants granted during the nine month period ended September 30, 2011. The following table represents our warrant activity for the nine month period ended September 30, 2011:

Number of Warrants
Outstanding warrants at December 31, 2010	4,085,000
Granted	—
Exercised	(4,000,000)
Forfeited	(85,000)

Outstanding warrants at September 30, 2011	—

Note 11: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2011 and 2010 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Note 13: Subsequent Events

On October 13, 2011, Barron converted their final 63,948 shares of Preferred B Stock into 483,700 common shares. As a result of this conversion, Barron no longer owns Preferred B Stock and there is no Preferred B Stock outstanding.

On November 10, 2011, the Company’s Board of Directors approved the issuance of 300,000 of our common shares, restricted in accordance with Rule 144, to Mr. Gerald Amato for consulting and investor relations services to be provided to the Company during the fourth quarter of 2011. Mr. Amato serves on the Company’s Board of Directors. For financial reporting purposes, we valued the shares based on the value of the shares of our common stock on the date of issuance since our agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. We will recognize $1,500 in expense related to the services performed in the fourth quarter of 2011.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of September 30, 2011, the Company operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of assets and operating loss for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 were as follows:

	Three Months Ended September 30		Percentage
	2011	2010	Change
Revenue	$2,164,562	$2,313,816	(6.5%)
Cost of emission certificates	469,756	498,599	(5.8%)
Store operating expenses	1,368,170	1,487,037	(8.0%)
General and administrative expenses	334,822	380,301	(12.0%)
(Gain) loss from disposal assets	(2,660)	—	N/A
Gain from settlement of lawsuit	—	(106,881)	N/A

Operating income (loss)	$(5,526)	$54,760	(110.1%)

Revenue. Revenue decreased $149,254 or (6.5%) to $2,164,562 in the three month period ended September 30, 2011 compared to $2,313,816 in the three month period ended September 30, 2010. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas and a decrease from same store sales of $99,410 or (4.4%).

Cost of emission certificates. Cost of emission certificates decreased $28,843 or (5.8%) in the three month period ended September 30, 2011 and was $469,756 or 21.7% of revenues, compared to $498,599 or 21.5% of revenues in the three month period ended September 30, 2010. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of two stores in Texas and decrease in same store sales.

Store operating expenses. Store operating expenses decreased $118,867 or (8.0%) in the three month period ended September 30, 2011 and was $1,368,170 or 63.2% of revenues, compared to $1,487,037 or 64.3% of revenues in the three month period ended September 30, 2010. The decrease was mainly attributable to lower store operating costs of $52,081 resulting from the closure of two stores in Texas and a decrease in same store operating expenses of $66,786.

General and administrative expenses. Our general and administrative expenses decreased $45,479, or (12.0%) to $334,822 in the three month period ended September 30, 2011 from $380,301 in the three month period ended September 30, 2010. The decrease in general and administrative expenses during the three month period September 30, 2011 was mainly due to lower legal and accounting fees and lower professional fees related to Carbonga compared to the prior year comparable period. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

(Gain) loss from disposal of assets. We recognized a $2,660 gain from the disposal of assets in the three month period ended September 30, 2011.

Gain from settlement of lawsuit. We recognized a gain of $106,881 in the three month period ended September 30, 2010. The gain resulted from the settlement of a lawsuit against a former employee.

Operating income (loss). Our operating income decreased by $60,286 in the three month period ended September 30, 2011 and we incurred an operating loss of ($5,526) compared to an operating income of $54,760 in the three month period ended September 30, 2010. The increase in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net income (loss) and basic and diluted net income (loss) per share. Our interest income, interest expense, net income (loss) and basic and diluted net income (loss) per share for the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010 is as follows:

	Three Months Ended September 30,
	2011	2010
Operating income (loss)	$(5,526)	$54,760
Interest income	760	1,272
Interest expense	(4,366)	(4,937)

Net income (loss)	$(9,132)	$51,095

Basic net income (loss) per share	$0.00	$0.00

Diluted net income (loss) per share	$0.00	$0.00

Weighted average shares outstanding, basic	33,764,249	13,179,213

Weighted average shares outstanding, diluted	33,764,249	17,456,711

The Company incurred net interest expense of $3,606 and $3,665 during the three month periods ended September 30, 2011 and 2010, respectively.

Net income (loss) and basic and diluted income loss per share. Our net loss was ($9,132) in the three month period ended September 30, 2011 compared to net income of $51,095 in the three month period ended September 30, 2010. Basic and diluted net loss per share was $0.00 and $0.00, respectively in the three month periods ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 and 2010

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of assets and operating loss for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 were as follows:

	Nine Months Ended September 30		Percentage
	2011	2010	Change
Revenue	$6,428,518	$7,262,663	(11.5%)
Cost of emission certificates	1,420,251	1,607,340	(11.6%)
Store operating expenses	4,193,946	4,579,162	(8.4%)
General and administrative expenses	1,091,861	1,261,924	(13.5%)
(Gain) loss from disposal of assets	(43,282)	9,713	545.6%
Gain from settlement of lawsuit	—	(106,881)	N/A

Operating loss	$(234,258)	$(88,595)	164.4%

Revenue. Revenue decreased $834,145 or (11.5%) to $6,428,518 in the nine month period ended September 30, 2011, compared to $7,262,663 in the nine month period ended September 30, 2010. The decrease in revenue over the comparable period was primarily due to the closure of four stores in Texas since June 30, 2010, which resulted in lost revenue during the period of $537,561 and a decrease in same store sales of $398,708 or (5.9%). The decrease in same store sales is mainly attributable to fewer tests being performed during the nine month period ended September 30, 2011 compared to the prior comparable period at our Georgia, Texas and Utah locations, offset by increases in same store sales at our Missouri locations and additional revenue from two new stores which were not open during the same period of 2010.

Cost of emission certificates. Cost of emission certificates decreased $187,089 or (11.6%) in the nine month period ended September 30, 2011 and was $1,420,251 or 22.1% of revenues, compared to $1,607,340 or 22.1% of revenues in the nine month period ended September 30, 2010. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of the four stores in Texas and decrease in same store sales, offset by the additional cost of emission certificates from two new stores which were not open during the same period of 2010.

Store operating expenses. Store operating expenses decreased $385,216 or (8.4%) in the nine month period ended September 30, 2011 and was $4,193,946 or 65.2% of revenues, compared to $4,579,162 or 63.1% of revenues in the nine month period ended September 30, 2010. The decrease was mainly attributable to lower store operating costs of $244,798 resulting from the closure of four stores in Texas and a decrease in same store operating expenses of $200,061, offset by new store operating expenses of $59,643.

General and administrative expenses. Our general and administrative expenses decreased $170,063, or (13.5%) to $1,091,861 in the nine month period ended September 30, 2011 from $1,261,924 in the nine month period ended September 30, 2010. The decrease in general and administrative expenses during the nine month period ended September 30, 2011 was mainly due to lower legal and accounting fees and lower professional fees related to Carbonga compared to the prior year comparable period. Carbonga is our iPhone application developed in 2010 and the expenses include legal, advertising and other professional fees.

(Gain)/loss from disposal of assets. We recognized a gain of $43,282 on the disposal of assets in the nine month period ended September 30, 2011. We recognized a $9,713 loss from the disposal of assets in the nine month period ended September 30, 2010.

Gain from settlement of lawsuit. We recognized a gain of $106,881 in the nine month period ended September 30, 2010. The gain resulted from the settlement of a lawsuit against a former employee.

Operating loss. Our operating loss increased by $145,663 in the nine month period ended September 30, 2011 and was ($234,258) compared to an operating loss of ($88,595) in the nine month period ended September 30, 2010. The increase in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Operating loss	$(234,258)	$(88,595)
Interest income	2,280	1,900
Interest expense	(13,573)	(17,174)

Net loss	$(245,551)	$(103,869)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	29,813,331	9,570,761

The Company incurred net interest expense of $11,293 and $15,274 during the nine month periods ended September 30, 2011 and 2010, respectively.

Net loss and basic and diluted net loss per share. Net loss was ($245,551) and ($103,869) in the nine month periods ended September 30, 2011 and 2010, respectively. Basic and diluted net loss per share was ($0.01), respectively in the nine month periods ended September 30, 2011 and 2010.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $82,336 during the nine months ended September 30, 2011 primarily from cash used in operations and our total liabilities decreased by $85,515. Our current liabilities increased mainly due to a $60,280 net increase on our line of credit with Regions Bank, which had a balance of $0 at December 31, 2010. We hope to re-attain positive net operating cash flows on a long-term basis, but we do not expect to achieve positive operating cash flows during 2011.

Cash Requirements

For the nine months ended September 30, 2011, our net cash used in operating activities was $191,401 compared to net cash used in operations of $29,847 in the nine months ended September 30, 2010. Negative operating cash flows during the nine months ended September 30, 2011 were primarily created by a net loss of $245,551, a decrease in accounts payable and accrued liabilities of $45,734, an increase in certificate and merchandise inventory of $8,779, a decrease in other liabilities of $54,552 and a gain on the disposal of assets of $43,282. The decrease in net cash used in operating activities was offset by depreciation and amortization of $155,180, share-based compensation expense of $54,842 and a decrease in other current assets of $200.

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

Sources and Uses of Cash

Net cash provided by investing activities was $32,812 for the nine months ended September 30, 2011 compared to net cash used in investing activities of $36,707 for the nine months ended September 30, 2010. The net cash provided by investing activities during the nine months ended September 30, 2011 was related to proceeds from notes receivable of $12,127 and proceeds from asset sales of $31,623, offset by capital expenditures of $10,938. The net cash used in investing activities during the nine months ended September 30, 2010 was related to capital expenditures of $60,449 offset by $20,000 in proceeds from the sale of equipment and from proceeds from notes receivable of $3,742.

Net cash provided by (used in) financing activities was $76,253 and ($59,263) for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we received net proceeds of $64,000 from the exercise of warrants into common stock, a net $60,280 from our line of credit and made principal payments of $15,043 and $32,984 on equipment financing obligations and capital leases, respectively. During the nine months ended September 30, 2010 we made principal payments of $14,716 and $44,547 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On August 12, 2011, the Company’s Board of Directors approved the issuance of 300,000 common shares to Mr. Gerald Amato for consulting and investor relations services which were provided to the Company during the third quarter of 2011. For financial reporting purposes, the value of the shares of $0.01 was determined on the date of issuance since our agreement was based on a fixed number of shares, instead of a fixed value. We recognized $3,000 in consulting expense relating to these consulting services during the third quarter. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the investor was accredited.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Reserved

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: November 14, 2011	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President

Date: November 14, 2011	By:	/s/ Michael S. Shanahan
Michael S. Shanahan
Chief Financial Officer