Form 10-K
period 2011-12-31
SPEEDEMISSIONS INC
filed 2012-03-30
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $336,045.

As of March 23, 2012, 34,688,166 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders are incorporated by reference in Part III herein.

Speedemissions, Inc.

FORM 10-K

For the fiscal year ended December 31, 2011

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

Par t I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 23, 2012, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and added additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins (“TSB”) for an annual subscription fee. Revenue from the Carbonga iPhone application was not material in 2010 or 2011.

Recent Developments

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

Net loss for the year ended December 31, 2011, was $1,578,591 or $(0.05) per share, compared to a net loss of $2,182,874 or $(0.19) per share for the year ended December 31, 2010. Revenues for the year ended December 31, 2011 decreased $931,107, or (10.1%), to $8,321,991 from $9,253,098 in the year ended December 31, 2010.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2011, our primary source of liquidity for cash flows was cash received from our store operations. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

The Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012. If signed by the Governor, the final bill will amend Utah’s existing auto safety inspection law and become effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life. In years subsequent to 2012, we have estimated the annual loss in revenue from this change to be between $100,000 and $200,000. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298.

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

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to GCAF, there are approximately 900 licensed test sites, and approximately 2,500,000 tests are performed annually in Georgia.

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

Emissions Testing and Safety Inspections in the State of Texas

The Texas Vehicle Emissions Testing Program, also known as AirCheck Texas, was implemented in May 2002 in affected areas of Texas to improve air quality. As of January 2012, 17 counties are subject to enhanced vehicle emissions testing in Texas including the greater metropolitan areas of Dallas – Ft. Worth, Houston, Galveston, Austin and El Paso. The rules are set forth in § 114.50 of the Texas Administrative Code.

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

All vehicles registered in Davis, Salt Lake, Utah and Weber counties with model years less than six years old are required to have an emissions test once every two years. Vehicles with model years six years old and older (to 1967) must have an emissions test every year. Emissions testing is not required for vehicles with model years 1967 or older. Currently, vehicles with model years less than eight years old are required to have a safety inspection once every two years. Vehicles with model years eight years old and older must pass safety inspections every year. The Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012. If signed by the Governor, the final bill will amend Utah’s existing auto safety inspection law and become effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298.

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

Operating Strategy

Our operating strategy focuses on (a) providing our customers with fast, honest and courteous vehicle testing and inspection services, (b) increasing the volume of business at each site, (c) creating brand awareness for our services and (d) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

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

We currently purchase our raw materials, such as filters, hoses, etc., from several suppliers, and because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a significant portion of our materials. Certificates of emissions and safety inspections are purchased from each state’s department or agency responsible for overseeing the emissions testing and safety inspections programs in that state.

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

Employees

At December 31, 2011, we employed 97 full-time and part-time employees. None of our employees are represented by a union.

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

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We operate in a highly competitive environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, operating results or liquidity, which could cause the trading price of our common stock to decline.

We may not have sufficient capital to continue as a going concern.

Our revenues during the year ended December 31, 2011 and to date in 2012 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $19,074,205 at December 31, 2011. We had a working capital deficit of approximately $322,000 at December 31, 2011 compared to a working capital deficit of approximately $72,000 at December 31, 2010. Our ability to continue as a going concern will depend upon our ability to increase our revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should an increase in revenues not materialize, we are committed to further reducing operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near term profitability and generate sufficient cash flow from operations and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern. The audit report relating to the Consolidated Financial Statements for the years ended December 31, 2011 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Future economic conditions may adversely affect our industry, business and results of operations, our ability to obtain financing on reasonable and acceptable terms to expand our operations and the market price of our common stock.

The United States economy may experience a downturn. This downturn could further lead to reduced consumer and commercial spending which would negatively impact our results from operations. The emissions testing and safety inspection industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions, state budgets, and its impact on the automotive industry as a whole. Declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A softening in the economy may adversely and materially affect our industry, business and results of operations and we cannot accurately predict how severe and prolonged a downturn might be. Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending decreases, it may result in fewer sales of used automobiles that are subject to emissions testing and safety inspections. If our operating results worsen significantly as a result of such a downturn and our cash flow or capital resources prove inadequate, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

The United States stock and credit markets have historically experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity, financial condition and ability to expand our operations. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. Disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

Our limited operating history and losses to date make it difficult to evaluate our business. We incurred net losses of $1,578,591 and $2,182,874 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had cash on hand of $129,095, working capital deficit of $321,593, an accumulated deficit of $19,074,205 and total shareholders’ deficit of $3,121,258. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock, which if sold could have a negative impact on our stock price.

Our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, own 7,421,861 shares of our common stock as of December 31, 2011. Upon conversion of their Series A Convertible Preferred Stock, GCA Strategic Investment Fund Limited and its affiliates could own up to 11,699,361 shares of our common stock. If the shareholder sold a large number of shares of our common stock into the public market it could have a negative impact on our stock price.

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

Our near term growth, if any, is expected to be financed through limited cash flow from operations.

Our growth in 2012, if any, is expected to be limited to one new store and it will be financed through existing working capital and cash flow from operations. We cannot be certain that we will be successful in generating sufficient cash flow from operations to expand our operations at all. Our growth and expansion may be curtailed if we are unable to generate sufficient cash flow to fund the growth and expansion.

Our lender has the right to demand repayment of our line of credit facility at any time.

The initial term of our line of credit facility matured on December 20, 2011. The loan facility was renewed for a three year period. Under the new line of credit facility, the principal amount outstanding is payable on demand by the lender or if no demand is made on December 15, 2014, unless extended by the lender and us during a review of the loan agreement. In the event of a demand for payment by the lender, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our line of credit balance at March 23, 2012 has reached 95% of the maximum available credit limit of $100,000, as a result, our near term liquidity is dependent on our working capital. Additional capital or borrowings, if needed, may not be available to continue as a going concern.

With our line of credit currently 95% of the maximum limit, our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from store operations. Should we be unable to achieve near term profitability and generate sufficient cash flow from store operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.

Our inability to pay landlords and vendors within normal trade payment terms could adversely impact our operations.

Our revenues during the year ended December 2011, as well as to date in 2012, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2011 and 2010, as well as to date in 2012, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

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

Our business depends upon government legislation and regulations mandating air pollution controls and vehicle safety. At this point, Georgia, Missouri, Texas and Utah laws are especially important to us because all of our existing emissions testing and safety inspection services are conducted in those states. Changes in federal, state or local laws that govern or apply to our operations could have a materially adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedures in our markets. For example, the Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012. If signed by the Governor, the final bill will amend Utah’s existing auto safety inspection law and become effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298. This change will reduce the number of vehicles required to be tested in any given year and such a reduction may have a material adverse effect on our revenues in Utah. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a system whereby the state, as opposed to private operators, performs vehicle emissions testing. The legislatures in the states in which we operate routinely have bills sponsored which would reduce or eliminate the need for our services in these states. We cannot be assured that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing and safety inspection industry generally or, specifically, on our business.

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

We may be unable to generate adequate revenue from our new iPhone application, Carbonga, to cover our development expenses or our sales and marketing expenditures spent to promote Carbonga.

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

Our largest shareholder, GCA Strategic Investment Fund Limited (“GCA”), and its affiliates, owned approximately 19% of our outstanding common shares and control approximately 30% of our outstanding voting securities as of March 23, 2012. They have the ability to control the direction of our company, which may be contrary to the wishes of other shareholders or new investors.

There are a large number of preferred stock which if converted will result in substantial dilution of the common stock.

As of March 23, 2012, there were 34,688,166 shares of common stock outstanding. If all preferred stock are converted to common stock, there will be 39,024,666 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in us will be substantially diluted.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations, which could result in substantial losses for investors.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2011. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our publicly filed SEC reports may be reviewed by the SEC.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. The SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and a training classroom with a term that expires on April 30, 2015. The lease automatically renews for an additional 2-year renewal period unless either party gives a ninety-day notice of non-renewal.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis, Houston, and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 38 stores as of December 31, 2011:

Location	Number of Stores
Georgia	14
Missouri	4
Texas	12
Utah	8

Total	38

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

Item  4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal year ended December 31, 2010:
First Quarter	$0.09	$0.05
Second Quarter	$0.07	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.04	$0.01

Fiscal year ended December 31, 2011:
First Quarter	$0.03	$0.013
Second Quarter	$0.015	$0.009
Third Quarter	$0.013	$0.01
Fourth Quarter	$0.011	$0.003

Fiscal year ended December 31, 2012:
First Quarter (Through March 23)	$0.009	$0.005

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

Holders

As of December 31, 2011 and March 23, 2012, there were 34,688,166 shares of our common stock issued and outstanding, held by approximately 200 shareholders of record. As of December 31, 2011 and March 23, 2012, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of December 31, 2011, we have no issued and outstanding options under this plan.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorized us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan as of December 31, 2011. As of December 31, 2011, under the 2005 Restated Plan, there were 5,000 options issued and outstanding at an exercise price of $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2011, under the 2006 Plan, we have 54,000 options issued and outstanding at an exercise price of $0.57 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, 2011, under the 2008 Plan, we have no issued and outstanding options under this plan.

As of December 31, 2011, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	59,000	$0.61	1,225,463

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	59,000	$0.61	1,225,463

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

Current Financial Position and Liquidity

Our revenues for the fiscal years ended December 31, 2011 and 2010, as well as revenues for 2012 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2011 and to date have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. (See Note 1 to the Consolidated Financial Statements).

As of December 31, 2011, borrowings under our line of credit facility of $100,000 were 90% of the maximum limit. Our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. The initial term of our line of credit facility matured on December 20, 2011. The loan facility was renewed for a three year period. Under the new line of credit facility, the principal amount outstanding is payable on demand or if no demand is made on December 15, 2014, unless extended by the lender and us during a review of the loan agreement. In the event of a demand for payment by the lender, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

During the year ended December 31, 2011, our line of credit net borrowings increased $90,000 to the outstanding balance of $90,000 at December 31, 2011 from $0 at December 31, 2010. As of March 23, 2012, the outstanding balance on the loan facility was $95,000 and our cash balances were less than $100,000. (See the Liquidity and Capital Resources section for further discussion.)

Overview

As of December 31, 2011 we operated 38 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, Atlanta, Georgia; St. Louis, Missouri; Houston, Texas and Salt Lake City, Utah.

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

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2011 as compared to the comparable period ended December 31, 2010 were as follows:

	Year Ended December 31,		Percentage Change
	2011	2010
Revenue	$8,321,991	$9,253,098	(10.1)%
Cost of emission certificates	1,843,612	2,028,949	(9.1)%
Store operating expenses	5,562,144	6,002,009	(7.3)%
General and administrative expenses	1,413,050	1,579,566	(10.5)%
(Gain) loss from disposal of non-strategic assets	(41,157)	10,513	N/A
Gain from lawsuit	—	(106,881)	N/A
Goodwill impairment expense	1,108,914	1,902,590	(41.7)%

Operating loss	$(1,564,572)	$(2,163,648)	(27.6)%

Revenue. For the year ended December 31, 2011, revenue decreased $931,107 or (10.1)% to $8,321,991 compared to $9,253,098 in the prior year. The decrease in revenue was primarily due to $588,341 less revenue due to closure of stores and a decrease in revenue from same store sales of (5.1)% or $445,281. The decrease in same store sales is mainly attributable to increased competition and discounting at our Georgia, Texas and Utah locations, partially offset by smaller increases in same store sales at our Missouri locations. The decrease in revenue was offset by additional revenue of $100,045 generated from new stores.

Cost of emission certificates. Cost of emission certificates decreased $185,337 or (9.1)% to $1,843,612 in the year ended December 31, 2011 and was 22.2% of revenue, compared to $2,028,949 and 21.9% of revenue during 2010. The decrease in the cost of emission certificates over the comparable period was primarily due to the closure of stores. The decrease in same store sales also contributed to the lower cost of emission certificates in 2011.

Store operating expenses. Our store operating expenses decreased $439,865 or (7.3)% to $5,562,144 in the year ended December 31, 2011 and was 66.8% of revenue, compared to $6,002,009 or 64.9% of revenue during 2010. The decrease in store operating expenses was primarily due to $295,403 from the closure of stores and a decrease of $204,105 in same store operating expenses, offset by new store operating expenses of $59,643.

General and administrative expenses. For the year ended December 31, 2011, our general and administrative expenses decreased $166,516 or 10.5% to $1,413,050 from $1,579,566 in 2010. The decrease in general and administrative expenses was primarily due to $105,146 decrease in Carbonga related expenses, a decrease in professional fees and consulting expenditures of $25,816, a decrease of $25,276 in stock option compensation expense and a decrease in payroll and payroll related expenses of $11,550 offset by an increase in other miscellaneous general and administrative expenses of $1,272.

(Gain) loss from disposal of non-strategic assets. For the year ended December 31, 2011, we recognized a gain of $41,157 from the disposal of non-strategic assets. We recognized a loss of $10,513 from the disposal of non-strategic assets in the year ended December 31, 2010.

Gain from legal settlement. We recognized a gain of $106,881 from the settlement of a lawsuit in the year ended December 31, 2010. The gain resulted from the settlement of a lawsuit filed against a former employee (See Note 4 to the Consolidated Financial Statement).

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following businesses were impaired as of December 31, 2011 and 2010.

2011 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8, 2005	$1,108,914

2010 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
NRH Enterprises, Inc	January 21, 2004	$1,053,164
$20 Emission, Inc.	January 30, 2003	767,760
BB&S Emissions, LLC	June 11, 2004	81,666

		$1,902,590

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of the Just, Inc. stores located in Utah, it is estimated that Just, Inc.’s future cash flows would not be sufficient to cover the carrying value of its goodwill. The amount of goodwill impaired in 2011 was $1,108,914 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2011.

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance at these Georgia Stores, it is estimated that the Georgia Stores’ future cash flows would not be sufficient to cover the carrying value of the Georgia Stores’ goodwill. The amount of goodwill impaired in 2010 was $1,902,590 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2010.

Operating loss. Our operating loss decreased by $599,076 or 27.6% in the year ended December 31, 2011 and was ($1,564,572) compared to an operating loss of ($2,163,648) in the year ended December 31, 2010.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2011 as compared to the year ended December 31, 2010 were as follows:

	2011	2010
Operating loss	$(1,564,572)	$(2,163,648)
Interest income	3,288	2,414
Interest expense	(17,307)	(21,640)

Net loss	$(1,578,591)	$(2,182,874)

Basic and diluted net loss per share	$(0.05)	$(0.19)

Weighted average shares outstanding, basic and diluted	30,991,130	11,342,812

Net loss and basic and diluted net loss per share. Our net loss decreased from $2,182,874 in 2010 to $1,578,591 in 2011. Our basic and diluted net loss per share was $0.19 and $0.05 in the year ended December 31, 2010 and 2011, respectively. The decrease in the net loss and net loss per share was mainly attributable to a smaller goodwill impairment expense in 2011 compared to 2010 in the amounts of $1,108,914 and $1,902,590 in the years ended December 31, 2011 and 2010, respectively. Also contributing to the decrease in the net loss per share was an increase in the weighted average number of shares outstanding, basic and diluted.

Liquidity and Capital Resources

Introduction

Net loss for the year ended December 31, 2011, was $1,578,591 or $(0.05) per share, compared to a net loss of $2,182,874 or $(0.19) per share for the year ended December 31, 2010. Revenues for the year ended December 31, 2011 decreased $931,107, or (10.1%), to $8,321,991 from $9,253,098 in the year ended December 31, 2010. As of December 31, 2011, we had cash on hand of $129,095, working capital deficit of $321,593, an accumulated deficit of $19,074,205 and total shareholders’ deficit of $3,121,258.

We do not believe that our existing cash, cash flows from operations and potential borrowings on our line of credit loan facility will be sufficient to support our operating and investing needs for at least the next twelve months. We may or may not have the ability to raise additional working capital to fund operations. Our stores may or may not have the ability to achieve or maintain sufficient positive operating cash flow to fund operations without additional working capital. Net cash used in operating activities in 2011 was $253,348 as compared to net cash used in operating activities of $122,037 in 2010.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.

At December 31, 2011, our line of credit facility of $100,000 was 90% of the maximum limit. Our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. The initial term of our line of credit facility matured on December 20, 2011. The loan facility was renewed for a three year period. Under the new line of credit facility, the principal amount outstanding is payable on demand or if no demand is made on December 15, 2014, unless extended by the lender and us during a review of the Loan Agreement. In the event of a demand for payment by the lender, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

During the year ended December 31, 2011, our line of credit net borrowings increased $90,000 to the outstanding balance of $90,000 at December 31, 2011 from $0 at December 31, 2010. At March 23, 2012, the outstanding balance on the loan facility was $95,000 and our cash balances were approximately $100,000.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total stockholders’ equity as of December 31, 2011 as compared to December 31, 2010 were as follows:

	As of December 31, 2011	As of December 31, 2010	Change
Cash	$129,095	$261,600	$(132,505)
Total current assets	269,362	409,820	(140,458)
Total assets	2,233,464	3,682,148	(1,448,684)
Total current liabilities	590,955	481,514	109,441
Total liabilities	775,376	768,811	6,565
Series A convertible preferred stock	4,579,346	4,579,346	—
Total stockholders’ (deficit) equity	(3,121,258)	(1,666,009)	(1,455,249)

For the year ended December 31, 2011 our net cash used in operating activities was $253,348, as compared to net cash used in operating activities of $122,037 for the year ended December 31, 2010. Negative operating cash flows during 2011 were primarily created by a net loss of $1,578,591, a decrease in other liabilities of $62,682 and a gain on the disposal of assets of $41,157. Offsetting the negative operating cash flows was $1,108,914 in goodwill impairment expense, depreciation and amortization of $201,115, share based compensation expense including director stock awards of $54,842, and an increase in accounts payable and accrued liabilities of $41,393.

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

On December 20, 2010, we entered into a revolving line of credit loan agreement with Regions Bank, pursuant to which we may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The balance outstanding under the line of credit was $90,000 as of December 31, 2011.

Inflation has not had an abnormal or unanticipated effect on our operations. Our cost of emission certificates does not fluctuate from year to year as the fee we pay to the state or local government agency remains constant over the state’s contract period with the administrator, which is usually five to seven years.

As of December 31, 2011, we had a stockholders’ deficit of ($3,121,258) compared to stockholders’ deficit of ($1,666,009) at December 31, 2010. The stockholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash provided by investing activities was $32,260 for the year ended December 31, 2011. Net cash used in investing activities was $45,957 for the year ended December 31, 2010.

Our capital investments made during 2011 primarily involved capital expenditures of $16,113 related to leasehold improvements and the purchase of equipment for our stores, proceeds from the disposal of non-strategic assets in the amount of $31,623 and proceeds from a note receivable of $16,750.

Our capital investments made during 2010 primarily involved capital expenditures of $71,195 related to leasehold improvements and the purchase of equipment for our stores, proceeds from the disposal of non-strategic assets in the amount of $20,000 and proceeds from a note receivable of $5,238.

Net cash provided by financing activities was $88,583 for the year ended December 31, 2011. Net cash used in financing activities was $19,609 for the year ended December 31, 2010. Net cash used in financing activities during 2011 was for payments on debt in the amount of $20,105 and payments on capitalized leases of $45,312 offset by $90,000 in proceeds received from a line of credit and $64,000 from the exercise of warrants into common stock.

Net cash used in financing activities during 2010 was for payments on debt in the amount of $19,688 and payments on capitalized leases of $54,921 offset by $55,000 in proceeds received from a promissory note.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified the following critical accounting policies that require management’s most difficult, subjective judgments:

Impairment of Long-Lived Assets and Goodwill – The Company reviews long-lived assets such as property, plant and equipment, and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the assets.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. An initial assessment is made by comparing the fair value of the operations, which includes goodwill, to the book values of each reporting unit. If this fair value is less than book value, an impairment is indicated and a second test is performed to measure the amount of the impairment. In the second test, the implied fair value of the goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in the initial assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, an impairment charge is recorded. These valuations are based on management’s projections of future cash flows and, therefore, require estimates and assumptions with respect to discount rates, sales forecasts, operating expense forecasts, competition from new and existing competitors and regulatory changes. Significant changes in these assumptions could affect the Company’s need to record an impairment charge.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carry-forwards. The valuation allowance increased $619,000 in the year ended December 31, 2011. At December 31, 2011 and at December 31, 2010, net deferred tax assets of $6,124,000 and $5,505,000, respectively, were fully reserved by a valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

Speedemissions, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 30, 2012

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

as of December 31,

	2011	2010
Assets
Current assets:
Cash	$129,095	$261,600
Note receivable – current portion	21,125	12,000
Certificate and merchandise inventory	59,822	77,401
Other current assets	59,320	58,819

Total current assets	269,362	409,820
Note receivable, net of current portion	79,914	89,643
Property and equipment, net	539,673	728,016
Goodwill	1,240,152	2,349,066
Other assets	104,363	105,603

Total assets	$2,233,464	$3,682,148

Liabilities and Shareholders’ Deficit

Current liabilities:
Line of credit	$90,000	$—
Accounts payable	220,625	182,499
Accrued liabilities	200,096	196,829
Current portion - capitalized lease obligations	40,659	44,632
Current portion - equipment financing obligations	24,780	21,778
Current portion - deferred rent	14,795	35,776

Total current liabilities	590,955	481,514
Capitalized lease obligations, net of current portion	681	41,339
Equipment financing obligations, net of current portion	—	23,788
Deferred rent	121,390	159,820
Note payable	55,000	55,000
Other long term liabilities	7,350	7,350

Total liabilities	775,376	768,811

Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Series B convertible preferred stock, $.001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding with a liquidation preference of $0 at December 31, 2011 and 215,981 shares issued and outstanding with a liquidation preference of $554,642 at December 31, 2010	—	216
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 and 22,789,288 shares issued and outstanding	34,618	22,789
Additional paid-in capital	15,918,329	15,806,600
Accumulated deficit	(19,074,205)	(17,495,614)

Total shareholders’ deficit	(3,121,258)	(1,666,009)

Total liabilities and shareholders’ deficit	$2,233,464	$3,682,148

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2011	2010
Revenue	$8,321,991	$9,253,098
Costs of revenue:
Cost of emissions certificates	1,843,612	2,028,949
Store operating expenses	5,562,144	6,002,009
General and administrative expenses	1,413,050	1,579,566
(Gain) loss from disposal of non-strategic assets	(41,157)	10,513
Gain from legal settlement	—	(106,881)
Goodwill impairment expense	1,108,914	1,902,590

Operating loss	(1,564,572)	(2,163,648)

Interest income (expense)
Interest income	3,288	2,414
Interest expense	(17,307)	(21,640)

Interest, net	(14,019)	(19,226)

Net loss	$(1,578,591)	$(2,182,874)

Basic and diluted net loss per common share	$(0.05)	$(0.19)

Weighted average common shares outstanding, basic and diluted	30,991,130	11,342,812

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

For the Years Ended December 31, 2011 and 2010

	Preferred Stock - Series B		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	2,279,982	2,280	6,685,448	6,685	15,795,364	(15,312,740)	491,589
Share based compensation	—	—	—	—	14,776	—	14,776
Director stock award	—	—	500,000	500	10,000	—	10,500
Conversion – Preferred Stock – Series B	(2,064,000)	(2,064)	15,603,840	15,604	(13,540)	—	—
Net loss	—	—	—	—	—	(2,182,874)	(2,182,874)

Balance at December 31, 2010	215,982	$216	22,789,288	$22,789	$15,806,600	$(17,495,614)	$(1,666,009)
Issuance of restricted common stock awards	—	—	5,666,058	5,596	49,246	—	54,842
Exercise of warrants	—	—	4,000,000	4,000	60,000	—	64,000
Conversion - Preferred Stock - Series B	(215,982)	(216)	1,632,820	1,633	(1,417)	—	—
Issuance of common stock for services	—	—	600,000	600	3,900	—	4,500
Net loss	—	—	—	—	—	(1,578,591)	(1,578,591)

Balance at December 31, 2011	—	$—	34,688,166	$34,618	$15,918,329	$(19,074,205)	$(3,121,258)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2011	2010
Operating activities:
Net loss	$(1,578,591)	$(2,182,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	201,115	260,577
Goodwill impairment expense	1,108,914	1,902,590
(Gain) loss from disposal of non-strategic assets	(41,157)	10,513
Stock issued for services	4,500	—
Share based compensation including director stock awards	54,842	25,276
Gain from legal settlement	—	(106,881)
Changes in operating assets and liabilities:
Certificate and merchandise inventory	17,579	6,054
Other current assets	(501)	(5,484)
Other assets	1,240	(1,600)
Accounts payable and accrued liabilities	41,393	15,673
Other liabilities	(62,682)	(45,881)

Net cash used in operating activities	(253,348)	(122,037)

Cash flows from investing activities:
Proceeds from note receivable	16,750	5,238
Proceeds from asset sales	31,623	20,000
Purchases of property and equipment	(16,113)	(71,195)

Net cash provided by (used in) investing activities	32,260	(45,957)

Cash flows from financing activities:
Proceeds from exercise of warrants into common stock	64,000	—
Net proceeds from line of credit	90,000	—
Proceeds from promissory note	—	55,000
Payments on equipment financing obligations	(20,105)	(19,688)
Payments on capitalized leases	(45,312)	(54,921)

Net cash provided by (used in) financing activities	88,583	(19,609)

Net decrease in cash	(132,505)	(187,603)
Cash at beginning of year	261,600	449,203

Cash at end of year	$129,095	$261,600

Supplemental Information:
Cash paid during the period for interest	$17,307	$20,459

Non-cash transaction:
Conversion of redeemable preferred stock into common shares
Barron Partners, LP converted 215,982 shares of Preferred B Stock into 1,632,820 common shares during the year ended December 31, 2011
Barron Partners, LP converted 2,064,000 shares of Preferred B Stock into 15,603,840 common shares during the year ended December 31, 2010
Note receivable from the disposal of assets	$15,000	$—

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

We have experienced recurring net losses which have caused an accumulated deficit of approximately $19,074,205 at December 31, 2011. We had a working capital deficit of approximately $321,593 at December 31, 2011 compared to a working capital deficit of $71,694 at December 31, 2010.

Our revenues for the fiscal years ended December 31, 2011 and 2010, as well as revenues for 2012 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2011 and to date have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

At December 31, 2011, our line of credit facility of $100,000 was 90% of the maximum limit. Our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. The initial term of our line of credit facility matured on December 20, 2011. The loan facility was renewed for a three year period. Under the new line of credit facility, the principal amount outstanding is payable on demand or if no demand is made on December 15, 2014, unless extended by the lender and us during a review of the Loan Agreement. In the event of a demand for payment by the lender, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms. During the year ended December 31, 2011, our line of credit net borrowings increased $90,000 to the outstanding balance of $90,000 at December 31, 2011 from $0 at December 31, 2010. At March 23, 2012, the outstanding balance on the loan facility was $95,000 and our cash balances were approximately $100,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2011, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

During the first quarter of 2012, the majority of the Company’s employees received a 2% reduction in their salary or hourly wage rate. Our revenues during the year ended December 2011, as well as to date in 2012, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2011 and 2010, as well as to date in 2012, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2011, the Company operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

At its vehicle emissions testing and safety inspection stations, the Company uses computerized emissions testing equipment and safety inspection equipment that tests vehicles for compliance with emissions and safety standards.

Note 3: Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets such as goodwill and the valuation of share base transactions. Actual results could differ from those estimates.

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

Inventories

Inventories primarily consist of emissions and safety certificates and merchandise purchased for resale at our stores. Inventory in our stores is stated at the lower of weighted average cost or market.

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

Impairment of Long-Lived Assets

Property and Equipment

The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Fair Value of Financial Instruments

The carrying amounts of cash, other current assets, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements and capital lease obligations approximate carrying value based upon current borrowing rates. The fair value of the Company’s note receivable, note payable also approximates the carrying value because outstanding balances can be repaid at any time.

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

Recently Issued Accounting Pronouncements

FASB ASU 2010-28. In December 2010, the FASB issued FASB ASU 2010-28, which affects entities evaluating goodwill for impairment under FASB ASC 350-20. ASU 2010-28, among other things, requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. ASU 2010-28 is effective for impairment tests performed during an entity’s fiscal year beginning after December 15, 2010, with early adoption not permitted. We adopted this ASU effective January 1, 2011. We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

FASB ASU 2011-08. In September 2011, the FASB issued FASB ASU 2011-08, which allows companies testing for impairment of goodwill the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. We adopted this ASU effective January 1, 2012. We do not believe the adoption of this ASU will have a material impact on our financial position or results of operations.

Note 4: Notes Receivable

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

On June 30, 2011, the Company sold all of the emissions testing and safety inspection equipment at one of its stores in Texas and subleased the facility. The Company received cash and a promissory note and personal guarantee from the purchaser for the equipment. The promissory note bears interest at 0.55% per annum and the term of the promissory note is twenty-four months. The principal amount of the promissory note is $15,000. During December 2011, the purchaser contacted the Company and agreed to pay the entire balance of the promissory note in January 2012.

The balance of the notes receivable was $101,039 and $101,643 at December 31, 2011 and 2010, respectively.

Note 5: Property and Equipment

Property and equipment at December 31, 2011 and 2010 were as follows:

	2011	2010
Buildings	$485,667	$485,667
Emissions testing equipment	1,474,142	1,533,020
Furniture, fixtures and office equipment	158,782	158,659
Vehicles	25,772	25,772
Leasehold improvements	327,956	320,019

	2,472,319	2,523,137
Less accumulated amortization and depreciation	1,932,646	1,795,121

	$539,673	$728,016

No interest costs were capitalized during the years ended December 31, 2011 or 2010.

Note 6: Goodwill

The Company measures the fair value of reporting units using discounted future cash flows based on our forward-looking projections. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market. Each year, the Company re-evaluates the assumptions used to reflect changes in the business environment.

At December 31, 2011 and 2010, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2011 and 2010. The impairment related to the goodwill recorded from the acquisition of the following companies:

2010 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
NRH Enterprises, Inc	January 21, 2004	$1,053,164
$20 Emission, Inc.	January 30, 2003	767,760
BB&S Emissions, LLC	June 11, 2004	81,666

		$1,902,590

2011 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8, 2005	$1,108,914

The fair value of goodwill was determined using discounted cash flow techniques. The Company wrote down the recorded value of the goodwill of each company to its fair value and recorded the corresponding impairment charge in the twelve months ended December 31, 2011 and 2010.

Note 7: Accrued Liabilities

Accrued liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Professional fees	$82,948	$79,252
Accrued payroll	69,419	57,611
Accrued property taxes	10,074	24,857
Other	37,655	35,109

	$200,096	$196,829

Note 8: Equipment Financing Agreements

On December 7, 2007 and December 19, 2007, the Company entered into sixty-month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the equipment and are personally guaranteed by the President of the Company. The financing agreements bear interest at 17.35% and 10.37% per annum, respectively.

Equipment financing agreements at December 31, consisted of the following:

	2011	2010
Equipment financing agreements	$24,780	$45,566
Less current portion	24,780	21,778

Long-term portion	$—	$23,788

Future minimum debt payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2011:

Year Ending December 31,
2012	$24,780
2013	—

$24,780

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined. In connection with the issuance of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants were exercised on April 18, 2011at the reduced exercise price of $0.016 per share, (see Note 13 to Consolidated Financial Statements). The Note had a balance due of $55,000 on December 31, 2011 and December 31, 2010.

Revolving Credit Facility

On December 20, 2010, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with Regions Bank (“Lender”), pursuant to which the Company may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on demand or, if no demand is made, on December 20, 2011, unless extended by the Lender and the Company during an annual review of the Loan Agreement. On December 15, 2011, the Lender and the Company agreed to extend the Loan Agreement until December 15, 20 14. The annual interest rate on the note is equal to the greater of i) the prime rate of the Lender plus 1.75% or ii) 4.75%. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. The Company may prepay the outstanding balance at any time without penalty. The balance due under the line of credit facility was $90,000 and $0 at December 31, 2011 and 2010, respectively.

Note 10: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2011 and 2010, there is no accrual for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2008 to 2011 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $11,898,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2030.

Differences between the income taxes incurred for 2011 and 2010 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2011	2010
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0

	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Other	$297,000	$244,000
Goodwill	1,306,000	1,108,000
Net operating losses	4,521,000	4,153,000

	6,124,000	5,505,000
Valuation allowance	(6,124,000)	(5,505,000)

Net deferred tax asset	$—	$—

Note 11: Net Loss Per Common Share

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

The following table sets forth the computation for basic and diluted net loss per share for the year ended December 31, 2011 and 2010, respectively:

	2011	2010
Net loss (A)	$(1,578,591)	$(2,182,874)

Weighted average common shares - basic (B)	30,991,130	11,342,812
Effect of dilutive securities (3):
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—

Weighted average common shares - diluted (C)	30,991,130	11,342,812

Net loss per share - basic (A/B)	$(0.05)	$(0.19)

Net loss per share - diluted (A/C)	$(0.05)	$(0.19)

(1)	As a result of the Company’s net loss for the year ended December 31, 2011 and 2010, aggregate Common Stock Equivalents of 59,000 and 9,845,308 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the year ended December 31, 2011 and 2010. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the year ended December 31, 2011 and 2010, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2011 and 2010. These Common Stock Equivalents could be dilutive in future periods.
(3)	Series B convertible preferred stock held by Barron Partners, LP (“Barron”) did not have voting rights and were subject to a maximum ownership percentage by Barron at any time of 4.9% of the Company’s outstanding common stock. As a result, Common Share Equivalents of the Series B convertible preferred stock of 0 and 1,632,820 were anti-dilutive and have been excluded from the weighted average common shares diluted calculation for the year ended December 31, 2011 and 2010.

Note 12: Commitments and Contingencies

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2011 and 2010, the excess of rent expense over cash payments was $136,185 and $195,596, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2011:

Year Ending December 31
2012	$1,476,246
2013	1,203,089
2014	909,138
2015	547,822
2016	262,230
2017 and later	597,935

$4,996,460

Total rent expense under all operating leases totaled $1,589,512 in 2011 and $1,658,556 in 2010.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2011:

Year Ending December 31
2012	$42,920
2013	687
2014	—

43,607
Less amounts representing interest	2,267

Present value of net minimum lease payments	41,340
Less current portion	40,659

Long-term capitalized lease obligations	$681

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

Note 13: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2011 and 2010. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2011 and 2010. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2011 and 2010. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2011.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Deficit in the Company’s consolidated balance sheet. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA. that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2011 and 2010 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

The Company had 0 and 215,981 shares of Series B Convertible Preferred Stock (“Preferred B Stock”) outstanding at December 31, 2011 and 2010, respectively, all of which were held by one shareholder, Barron. Each share of the Preferred B Stock was convertible into 7.56 shares of the Company’s common stock, subject to adjustment if certain conditions are met, for a total of 0 and 1,632,820 shares of common stock at December 31, 2011 and 2010. Barron converted 215,981 shares of Preferred B Stock into 1,632,820 common shares during the year ended December 31, 2011. Barron converted 2,064,000 shares of Preferred B Stock into 15,309,000 common shares during the year ended December 31, 2010. Barron was restricted from converting any portion of the Preferred B Stock which would cause Barron to beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The Preferred B Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred B Stock, or $0 and $554,642 at December 31, 2011 and 2010. The Preferred B Stock did not pay a dividend and had no voting rights.

In the event of liquidation, dissolution or winding up of the Company, preferred stockholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

The Company issued a total of 1,632,820 and 15,603,840 shares of common stock to Barron during December 2011 and 2010 respectively. The issuances to Barron resulted from Barron’s conversion of a total of 215,981 and 2,064,000 shares of Preferred B Stock on multiple occasions during 2011 and 2010, respectively. The conversions did not result in the violation of Barron’s ownership restrictions as Barron sold the common shares acquired through preferred conversions to remain below 4.99% ownership.

On November 10, 2011, the Company’s Board of Directors approved the issuance of 300,000 of our common shares, restricted in accordance with Rule 144, to Mr. Gerald Amato for consulting and investor relations services to be provided to the Company during the fourth quarter of 2011. Mr. Amato serves on the Company’s Board of Directors. For financial reporting purposes, the Company valued the shares based on the value of the shares of its common stock on the date of issuance since the Company’s agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. The Company recognized $1,500 in expense related to the services performed in the fourth quarter of 2011.

On August 12, 2011, the Company’s Board of Directors approved the issuance of 300,000 of our common shares, restricted in accordance with Rule 144, to Mr. Gerald Amato for consulting and investor relations services to be provided to the Company during the third quarter of 2011. Mr. Amato serves on the Company’s Board of Directors. For financial reporting purposes, the Company valued the shares based on the value of the shares of its common stock on the date of issuance since the Company’s agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. The Company recognized $3,000 in expense related to the services performed in the third quarter of 2011.

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

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 34,688,166 and 22,789,288 shares were issued and outstanding as of December 31, 2011 and 2010, respectively. The total number of shares reserved for options and warrant conversions was 59,000 and 9,845,308 on December 31, 2011 and 2010, respectively.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors’ stock options, restricted stock awards, unrestricted stock awards and performance stock rewards. As of December 31, 2011, stock options and common stock awards have been granted to employees and non-employee directors.

Under the Company’s Stock Option Plan 2001 (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. There were no options outstanding under the 2001 Plan as of December 31, 2011. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”) the Compensation Committee is authorized to grant eligible employees and non-employee directors up to 303,496 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vested annually in three equal installments. There were 5,000 options outstanding under the 2005 Plan as of December 31, 2011. The Company does not anticipate granting any additional options under the 2005 Plan in the future.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments. There were 54,000 options outstanding under the 2006 Plan as of December 31, 2011. The Company does not anticipate granting any additional options under the 2006 Plan in the future.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the 2008 Plan. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. There were no options outstanding under the 2008 Plan as of December 31, 2011. The Company does not anticipate granting any additional options under the 2008 Plan in the future.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares from the Company’s 2008 Plan to each of the Company’s five directors. The common stock awards vested immediately. The Company did not grant common stock option awards in 2011. The Company recognized $10,500 in share-based compensation expense from the 500,000 common shares awarded to the Company’s directors in 2010. The common shares awarded vested immediately and the stock price was $0.021 on the date of the grant.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,025,000 and 1,138,188 stock options available to be granted under these plans at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, options to purchase a total of 59,000 and 5,760,308 shares had been granted and were outstanding under these four plans. Options to purchase 59,000 and 5,757,641 common shares were exercisable as of December 31, 2011 and 2010, respectively.

The Company recorded $54,842 and $25,276 in share-based compensation expense during the years ended December 31, 2011 and 2010, respectively. These expenses are included in the Company’s general and administrative expenses in its Statements of Operations.

The Company did not grant stock options in 2011 or 2010. For stock option grants issued prior to 2010, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%. The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2011 and 2010:

	2011			2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at January 1,	5,760,308	$0.35		5,778,808	$0.35
Granted	—	$—		—
Exercised/exchanged	(5,596,058)	$0.34
Expired	(105,250)	$0.42		(18,500)	0.11

Options outstanding at December 31,	59,000	$0.57		5,760,308	$0.35

Options exercisable at December 31,	59,000	$0.57		5,757,641	$0.35

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding As of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable As of December 31, 2011	Weighted Average Exercise Price
$0.00 - $0.99	54,000	4.70 years	$0.57	54,000	$0.57
$1.00 - $1.99	5,000	0.36 years	$1.00	5,000	$1.00

$0.00 - $1.99	59,000	5.05 years	$0.61	59,000	$0.61

As of December 31, 2011, there was no unrecognized stock-based compensation expense related to non-vested stock options. The following table represents our non-vested stock options and activity for the years ended December 31, 2011 and 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2009	1,130,583	$0.03
Granted	—
Vested	(1,121,883)	0.03
Forfeited	(6,083)	0.03

Non-vested options — December 31, 2010	2,667	0.03
Granted	—	—
Vested	(2,667)	0.03
Forfeited	—	—

Non-vested options — December 31, 2011	—	$0.00

The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2011 and 2010, respectively, based on the Company’s closing stock price of $0.01 and $0.01, respectively. The aggregate intrinsic value of options vesting during 2011 and 2010 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model.

On November 11, 2010, the Company entered into a Note with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined. In connection with the issuance of the Note, the Company issued GCA Strategic Investment Fund, Limited 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011. On April 15, 2011, GCA exercised the amended common stock warrants and paid $64,000 to the Company on April 18, 2011, pursuant to an available exemption under Section 4(2) of the Securities Act of 1933, as amended. The Company used the $64,000 for working capital purposes.

There were no warrants granted during the year ended December 31, 2011.

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions were used for warrants issued in 2010:

Risk free interest rate	1.23%
Expected volatility	45.0%
Expected dividend yield	None

The fair value calculated using Black- Scholes was negligible and has not been separately accounted for. The following table represents our warrant activity for the years ended December 31, 2011 and 2010:

Number of Warrants
Outstanding Warrants — December 31, 2009	15,372,431
Granted	4,000,000
Forfeited	(15,287,431)

Outstanding Warrants — December 31, 2010	4,085,000
Exercised	(4,000,000)
Forfeited	(85,000)

Outstanding Warrants — December 31, 2011	—

All warrants issued were fully vested within the calendar year in which they were granted. Prior to January 1, 2010, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, investors, consultants, creditors and others.

As of December 31, 2011, there were no warrants to purchase common stock outstanding.

Note 14: Risks and Uncertainties

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

If a person or group of persons other than GCA Strategic Investment Fund Limited. acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA Strategic Investment Fund Limited., we could be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of your common stock.

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock, which if sold could have a negative impact on our stock price. The Company had 34,688,166 shares of common stock issued and outstanding as of December 31, 2011. As of December 31, 2011, our largest shareholder, GCA Strategic Investment Fund Limited, and its affiliates, owned 7,421,861 shares of our common stock. GCA Strategic Investment Fund Limited, and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon the conversion of their Preferred A Stock, GCA Strategic Investment Fund Limited could own up to 11,699,361 shares of our common stock.

Note 15: Significant Fourth Quarter Adjustments

During the fourth quarter of 2011, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded from the its Just Inc. acquisition in 2005 was impaired due to a decline in operating performance and anticipated future performance at the stores located in Utah. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the net assets. The fair value of goodwill was determined using discounted cash flow techniques. The amount of the goodwill impairment expensed during the fourth quarter of 2011 was $1,108,914. See Note 6 to the Consolidated Financial Statements for additional information. The goodwill recorded for the Company’s other acquisitions remaining on the Company’s balance sheet was not impaired as of December 31, 2011.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our internal controls over financial reporting were effective.

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.4	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.5	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730 filed with the Commission on August 30, 2001)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commissions on October 3, 2003)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.8	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.9	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.10	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.11	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.12	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.13	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.14	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.15	$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data File

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 30, 2012		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 30, 2012		/s/ Michael S. Shanahan
	By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: March 30, 2012
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 30, 2012
By:	Bradley A. Thompson, Director

	/s/ Dr. Ernest A. Childs	Dated: March 30, 2012
By:	Dr. Ernest A. Childs, Director

	/s/ Gerald Amato	Dated: March 30, 2012
By:	Gerald Amato, Director

	/s/ Michael E. Guirlinger	Dated: March 30, 2012
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer, Chief Accounting Officer and Secretary	Dated: March 30, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.4	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.5	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730 filed with the Commission on August 30, 2001)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.8	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.9	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.10	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limiteddated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.11	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.12	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.13	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.14	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.15	$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data File