Form 10-K/A
period 2011-12-31
SPEEDEMISSIONS INC
filed 2012-04-02
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

This Form 10-K/A amends the Annual Report on Form 10-K of Speedemissions, Inc. for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the Commission) on March 30, 2012 (Form 10-K) for the sole purpose of furnishing the interactive data file (Exhibit 101) required pursuant to Rule 405 of Regulation S-T. Exhibit 101 was omitted from the registrant’s filing of the Form 10-K due to technical difficulties encountered during the electronic transmission of the Form 10-K to the Commission that prevented the submission of Exhibit 101.

No other changes have been made to this Form 10-K other than the furnishing of the exhibit described above. This 10-K/A does not modify or update in any way disclosures made in the Form 10-K.

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

Speedemissions, Inc.

Dated: April 2, 2012		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: April 2, 2012		/s/ Michael S. Shanahan
	By:	Michael S. Shanahan, Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: April 2, 2012
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: April 2, 2012
By:	Bradley A. Thompson, Director

	/s/ Dr. Ernest A. Childs	Dated: April 2, 2012
By:	Dr. Ernest A. Childs, Director

	/s/ Gerald Amato	Dated: April 2, 2012
By:	Gerald Amato, Director

	/s/ Michael E. Guirlinger	Dated: April 2, 2012
By:	Michael E. Guirlinger, Director

/s/ Michael S. Shanahan
By:	Michael S. Shanahan, Chief Financial Officer, Chief Accounting Officer and Secretary	Dated: April 2, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

3.3	Articles of Merger and Agreement and Plan of Merger of Mr. Sticker, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.3 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-146733)

3.4	Articles of Merger and Agreement and Plan of Merger of Just, Inc. with and into Speedemissions, Inc. (incorporated by reference to Exhibit 3.4 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-146733)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

4.3	Registration Rights Agreement to Global Capital Advisors, LLC and GCA Strategic Investment Fund Limited dated January 26, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K dated February 2, 2005 and filed with the Commission on February 3, 2005)

4.4	Registration Rights Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

4.5	Registration Rights Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.12 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.1	Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730 filed with the Commission on August 30, 2001)

10.2	First Amendment to Speedemissions, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 of Form 8-K dated August 29, 2003 and filed with the Commission on September 2, 2003)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.4	Employment Agreement with Richard A. Parlontieri dated September 15, 2003 (incorporated by reference to Exhibit 10.2 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

10.5	First Amendment to Employment Agreement with Richard A. Parlontieri dated December 19, 2003 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB for the period ended December 31, 2003 and filed with the Commission on March 30, 2004)

10.6	Second Amendment to Employment Agreement with Richard A. Parlontieri dated October 23, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2006 and filed with the Commission on October 23, 2006)

10.7	Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.8	Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.9	Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.10	Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limiteddated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.11	Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.12	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.13	Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.14	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.15	$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data File