Form 10-Q
period 2012-03-31
SPEEDEMISSIONS INC
filed 2012-05-14
CIK 1158419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 34,688,166 shares of common stock, par value $.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$122,186	$129,095
Notes receivable – current portion	12,000	21,125
Certificate and merchandise inventory	70,816	59,822
Other current assets	72,120	59,320

Total current assets	277,122	269,362
Notes receivable, net of current portion	77,669	79,914
Property and equipment, at cost less accumulated depreciation and amortization	493,141	539,673
Goodwill	1,240,152	1,240,152
Other assets	104,363	104,363

Total assets	$2,192,447	$2,233,464

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$95,000	$90,000
Note payable	55,000	55,000
Accounts payable	339,605	220,625
Accrued liabilities	169,424	200,096
Current portion of capitalized lease obligations	29,351	40,659
Current portion of equipment financing obligations	18,826	24,780
Current portion – deferred rent	14,796	14,795

Total current liabilities	722,002	645,955
Capitalized lease obligations, net of current portion	—	681
Deferred rent	121,789	121,390
Other long term liabilities	7,350	7,350

Total liabilities	851,141	775,376

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 shares issued and outstanding at March 31, 2012 and December 31, 2011	34,618	34,618
Additional paid-in capital	15,918,329	15,918,329
Accumulated deficit	(19,190,987)	(19,074,205)

Total shareholders’ deficit	(3,238,040)	(3,121,258)

Total liabilities and shareholders’ deficit	$2,192,447	$2,233,464

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31
	2012	2011
Revenue	$1,921,005	$2,111,126
Costs of operations:
Cost of emission certificates	425,747	470,067
Store operating expenses	1,312,551	1,441,887
General and administrative expenses	299,042	340,323
Gain on sale of non-strategic assets	(2,458)	(1,000)

Operating loss	(113,877)	(140,151)
Interest income (expense)
Interest income	755	759
Interest expense	(3,660)	(4,559)

Interest expense, net	(2,905)	(3,800)

Net loss	$(116,782)	$(143,951)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	34,688,166	23,874,568

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(116,782)	$(143,951)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	45,890	55,801
Gain on sale of assets	(2,458)	(1,000)
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(10,993)	(6,402)
Other current assets	(12,800)	(14,871)
Accounts payable and accrued liabilities	88,307	(41,988)
Other liabilities	400	(15,041)

Net cash used in operating activities	(8,436)	(167,452)

Cash flows from investing activities:
Proceeds from note receivable	11,370	2,245
Proceeds from sales of property and equipment	3,100	1,000

Net cash provided by investing activities	14,470	3,245

Cash flows from financing activities:
Net proceeds from line of credit	5,000	70,357
Payments on equipment financing obligations	(5,954)	(4,162)
Payments on capitalized leases	(11,989)	(10,678)

Net cash provided by (used in) financing activities	(12,943)	55,517

Net decrease in cash	(6,909)	(108,690)
Cash at beginning of period	129,095	261,600

Cash at end of period	$122,186	$152,910

Supplemental Information:
Cash paid during the period for interest	$3,195	$3,980

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

We have experienced recurring net losses which have caused an accumulated deficit of $19,190,987 at March 31, 2012. We had a working capital deficit of $444,880 at March 31, 2012 compared to a working capital deficit of $376,593 at December 31, 2011.

Our revenues for the quarter ended March 31, 2012 and the fiscal year ended December 31, 2011 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter ended March 31, 2012 and for the fiscal year ended December 31, 2011 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

At March 31, 2012, our line of credit facility of $100,000 was 95% of the maximum limit. Our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. The initial term of our line of credit facility matured on December 20, 2011. The loan facility was renewed for a three year period. Under the new line of credit facility, the principal amount outstanding is payable on demand or if no demand is made on December 15, 2014, unless extended by the lender and us during a review of the Loan Agreement. In the event of a demand for payment by the lender, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms. During the quarter ended March 31, 2012, our line of credit net borrowings increased $5,000 to the outstanding balance of $95,000 at March 31, 2012 from $90,000 at December 31, 2011. At May 3, 2012, the outstanding balance on the loan facility was $95,000 and our cash balances were approximately $88,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At March 31, 2012, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

During the first quarter of 2012, the majority of the Company’s employees received a 2% reduction in their salary or hourly wage rate. During the quarter ended March 31, 2012, as well as the year ended December 31, 2011, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 31, 2012, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated subsequent events through the date of filing its Form 10-Q with the Securities and Exchange Commission. Other than as described in Note 15: Subsequent Events, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of Speedemissions and its non-operating subsidiaries, which are 100% owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, line of credit, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements, capital lease obligations, notes receivable and note payable approximate carrying value based upon current borrowing rates.

Note 4: Inventory

Inventory at March 31, 2012 consisted of certificate and merchandise inventory and was $48,639 and $22,177, respectively. Inventory at December 31, 2011 consisted of certificate and merchandise inventory and was $45,798 and $14,024, respectively.

Note 5: Notes Receivable

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

On June 30, 2011, the Company sold all of the emissions testing and safety inspection equipment at one of its stores in Texas and subleased the facility. The Company received cash and a promissory note and personal guarantee from the purchaser for the equipment. The promissory note bears interest at 0.55% per annum and the term of the promissory note is twenty-four months. The principal amount of the promissory note is $15,000. As of March 31, 2012 the amount outstanding under this note was $2,125.

The present value of the notes receivable was $89,669 and $101,039 at March 31, 2012 and December 31, 2011, respectively.

Note 6: Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,468,642	1,474,142
Furniture, fixtures and office equipment	158,782	158,782
Vehicles	25,772	25,772
Leasehold improvements	327,956	327,956

	2,466,819	2,472,319
Less: accumulated depreciation and amortization	1,973,678	1,932,646

	$493,141	$539,673

Note 7: Accrued Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Professional fees	$38,913	$82,948
Accrued payroll	61,332	69,419
Accrued property taxes	22,014	10,074
Other	47,165	37,655

	$169,424	$200,096

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of March 31, 2012 and December 31, 2011 was $18,826 and $24,780, respectively.

Note 9: Note Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined in the Note. The Note had a balance due of $55,000 on March 31, 2012 and December 31, 2011.

Revolving Credit Facility

On December 20, 2010, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with Regions Bank (“Lender”), pursuant to which the Company may borrow up to $100,000 in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on demand or, if no demand is made, on December 20, 2011, unless extended by the Lender and the Company during an annual review of the Loan Agreement. On December 15, 2011, the Lender and the Company agreed to extend the Loan Agreement until December 15, 2014. The annual interest rate on the note is equal to the greater of i) the prime rate of the Lender plus 1.75% or ii) 4.75%. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. The Company may prepay the outstanding balance at any time without penalty. The balance due under the Loan Agreement was $95,000 and $90,000 at March 31, 2012 and December 31, 2011, respectively.

Note 10: Net Loss Per Share

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

The following table sets forth the computation for basic and diluted net loss per share for the three month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31
	2012	2011
Net loss (A)	$(116,782)	$(143,951)

Weighted average common shares - basic (B)	34,688,166	23,874,568
Effect of dilutive securities (3):
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—

Weighted average common shares - diluted (C)	34,688,166	23,874,568

Net loss per share - basic (A/B)	$(0.00)	$(0.01)

Net loss per share - diluted (A/C)	$(0.00)	$(0.01)

(1)	As a result of the Company’s net loss for the three month period ended March 31, 2012 and 2011, aggregate Common Stock Equivalents of 9,740,058 and 9,740,058 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month period ended March 31, 2012 and 2011. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the three month period ended March 31, 2012 and 2011, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month period ended March 31, 2012 and 2011. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2012 and December 31, 2011. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three months ended March 31, 2012. The Company had 34,688,166 common shares outstanding as of March 31, 2012.

Note 12: Share-Based Compensation

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

Share-based compensation expense was $0 during the three months ended March 31, 2012 and 2011, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the three month period ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2011	59,000	$0.57
Granted	—	—	—
Expired	—	—

Options outstanding at March 31, 2012	59,000	$0.57

Options exercisable at March 31, 2012	59,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2012 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the three months ended March 31, 2012.

As of March 31, 2012, there was no unrecognized share-based compensation expense related to non-vested stock options. There no options that vested during the three months ended March 31, 2012 and 2011.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2012 and December 31, 2011. There were no options granted under these plans during the three month period ended March 31, 2012. There were no options exercised during the three month periods ended March 31, 2012 and 2011.

Stock Warrants

There were no common stock warrants outstanding as of December 31, 2011 and there were no warrants granted or exercised during the three month period ended March 31, 2012.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three month period ended March 31, 2012 and 2011 as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 14: Contingencies

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

Note 15: Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and determined there were no subsequent events which would require disclosure in this current report for the three months ended March 31, 2012.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are statements we make based on our management’s expectations, estimates, projections and assumptions and are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; emission certificate cost; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. The above examples are not exhaustive and new risks emerge from time to time. For a further discussion of risk factors relating to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of March 31, 2012, the Company operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer systems using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and has additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins for an annual subscription fee. Revenues from Carbonga have not been material to operating results.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating loss for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 were as follows:

	Three Months Ended March 31		Percentage Change
	2012	2011
Revenue	$1,921,005	$2,111,126	(9.0%)
Cost of emission certificates	425,747	470,067	(9.4%)
Store operating expenses	1,312,551	1,441,887	(9.0%)
General and administrative expenses	299,042	340,323	(12.1%)
(Gain) loss from disposal of non-strategic assets	(2,458)	(1,000)	145.8%

Operating loss	$(113,877)	$(140,151)	(18.7%)

Revenue. Revenue decreased $190,121 or (9.0%) to $1,921,005 in the three month period ended March 31, 2012 compared to $2,111,126 in the three month period ended March 31, 2011. The decrease in revenue over the comparable period was primarily due to the closure of two stores in Texas during the quarter ended March 31, 2011 and a decrease from same store sales of $140,076 or (6.8%). The decrease in same store sales is mainly attributable to fewer tests being performed during the three month period ended March 31, 2012 compared to the prior comparable period at our all locations.

Cost of emission certificates. Cost of emission certificates decreased $44,321 or (9.4%) in the three month period ended March 31, 2012 and was $425,747 or 22.2% of revenues, compared to $470,067 or 22.3% of revenues in the three month period ended March 31, 2011. The decrease in cost of emission certificates over the comparable period was primarily due to the closure of two stores in Texas during the quarter ended March 31, 2011 and decrease in same store sales.

Store operating expenses. Store operating expenses decreased $129,336 or (9.0%) in the three month period ended March 31, 2012 and was $1,312,551 or 68.3% of revenues, compared to $1,441,887 or 68.2% of revenues in the three month period ended March 31, 2011. The decrease was mainly attributable to lower store operating costs of $46,596 resulting from the closure of two stores in Texas during the quarter ended March 31, 2011 and a decrease in same store operating expenses of $82,740. The decrease in same store operating expenses was primarily the result of tighter management controls over store operating controls.

General and administrative expenses. Our general and administrative expenses decreased $41,281, or (12.1%) to $299,042 in the three month period ended March 31, 2012 from $340,323 in the three month period ended March 31, 2011. The decrease in general and administrative expenses during the three month period March 31, 2012 was mainly due to a decrease in staffing and lower professional fees related to Carbonga compared to the prior year comparable period.

(Gain) Loss from disposal of non-strategic assets. We recognized a $2,458 gain from the disposal of a non-strategic asset in the three month period ended March 31, 2012. We recognized a gain on the disposal of non-strategic assets of $1,000 in the three month period ended March 31, 2011.

Operating loss. Our operating loss decreased by $26,275 in the three month period ended March 31, 2012 and was ($113,877) compared to an operating loss of ($140,151) in the three month period ended March 31, 2011. The decrease in operating loss was mainly due to the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses, offset by the decrease in revenue.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Operating loss	$(113,877)	$(140,151)
Interest income	755	759
Interest expense	(3,660)	(4,559)

Net loss	$(116,782)	$(143,951)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	34,688,166	23,874,568

The Company incurred net interest expense of $2,905 and $3,800 during the three month periods ended March 31, 2012 and 2011, respectively.

Net loss and basic and diluted loss per common share. Net loss was $116,782 and $143,951 in the three month period ended March 31, 2012 and 2011, respectively. Basic and diluted net loss per share was ($0.00) and ($0.01), respectively in the three month period ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $6,909 during the three months ended March 31, 2012 primarily from cash used in operations while our total liabilities increased by a net $75,765. Our current liabilities increased mainly due to an $118,980 increase in our accounts payable. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2012.

We do not believe that our existing cash, cash flows from operations and potential borrowings on our existing line of credit loan facility will be sufficient to support our operating and investing needs for at least the next twelve months. We may or may not have the ability to raise additional working capital to fund operations. Our stores may or may not have the ability to achieve or maintain sufficient positive operating cash flow to fund operations without additional working capital. Net cash used in operating activities in the quarter ended March 31, 2012 was $8,436 as compared to net cash used in operating activities of $167,452 in the quarter ended March 31, 2011.

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

Cash Requirements

For the three months ended March 31, 2012, our net cash used in operating activities was $8,436 compared to net cash used in operations of $167,452 in the three months ended March 31, 2011. Negative operating cash flows during the three months ended March 31, 2012 were primarily created by a net loss of $116,782, an increase in other current assets of $12,800, an increase in certificate and merchandise inventory of $10,993, offset by an $88,307 increase in accounts payable and accrued liabilities. The decrease in net cash used in operating activities was also offset by depreciation and amortization of $45,890.

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

Sources and Uses of Cash

Net cash provided by investing activities was $14,470 for the three months ended March 31, 2012 compared to net cash provided by investing activities of $3,245 for the three months ended March 31, 2011. The net cash provided by investing activities during the three months ended March 31, 2012 was related to proceeds from a note receivable of $11,370 and proceeds from an asset sale of $3,100. The net cash provided by investing activities during the three months ended March 31, 2011 was related to proceeds from a note receivable of $2,245 and proceeds from an asset sale of $1,000.

Net cash (used in) provided by financing activities was ($12,943) and $55,517 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 we received net proceeds of $5,000 from our note payable to a bank which is related to our line of credit and made principal payments of $5,954 and $11,989 on equipment financing obligations and capital leases, respectively. During the three months ended March 31, 2011 we received net proceeds of $70,357 from our note payable to a bank which is related to our line of credit and made principal payments of $4,162 and $10,678 on equipment financing obligations and capital leases, respectively.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, the Company has identified accounting policies related to valuation of our equity instruments, valuation of long-lived assets and goodwill, created as the result of business acquisitions, and valuation of the allowance provided against deferred tax assets as key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

ITEM 4	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Mine safety disclosures

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 14, 2012	By:	/s/ RICHARD A. PARLONTIERI
Richard A. Parlontieri
President, Chief Executive Officer

Date: May 14, 2012	By:	/s/ LARRY C. COBB
Larry C. Cobb
Chief Financial Officer