Form 10-Q
period 2012-06-30
SPEEDEMISSIONS INC
filed 2012-08-10
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 34,688,166 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$189,589	$129,095
Notes receivable – current portion	12,000	21,125
Certificate and merchandise inventory	63,646	59,822
Other current assets	114,488	59,320
Total current assets	379,723	269,362

Notes receivable, net of current portion	75,424	79,914
Property and equipment, at cost less accumulated depreciation and amortization	450,823	539,673
Goodwill	1,240,152	1,240,152
Other assets	104,363	104,363
Total assets	$2,250,485	$2,233,464
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$350,000	$90,000
Note payable	55,000	55,000
Accounts payable	209,952	220,625
Accrued liabilities	195,801	200,096
Current portion of capitalized lease obligations	17,010	40,659
Current portion of equipment financing obligations	12,653	24,780
Current portion - deferred rent	14,795	14,795
Total current liabilities	855,211	645,955
Capitalized lease obligations, net of current portion	-	681
Deferred rent	122,585	121,390
Other long term liabilities	7,350	7,350
Total liabilities	985,146	775,376
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 shares issued and outstanding at June 30, 2012 and December 31, 2011	34,618	34,618
Additional paid-in capital	15,918,329	15,918,329
Accumulated deficit	(19,266,954)	(19,074,205)
Total shareholders’ deficit	(3,314,007)	(3,121,258)
Total liabilities and shareholders’ deficit	$2,250,485	$2,233,464

See accompanying notes to consolidated financial statements.

 Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue	$1,986,864	$2,152,831	$3,907,869	$4,263,957
Costs of operations:
Cost of emission certificates	443,750	480,427	869,496	950,495
Store operating expenses	1,281,780	1,383,888	2,594,332	2,825,775
General and administrative expenses	333,005	416,718	632,047	757,039
(Gain) loss on sale of non-strategic assets	-	(39,622)	(2,458)	(40,622)
Operating loss	(71,671)	(88,580)	(185,548)	(228,730)
Interest income (expense)
Interest income	755	760	1,510	1,519
Interest expense	(5,051)	(4,648)	(8,711)	(9,208)
Interest expense, net	(4,296)	(3,888)	(7,201)	(7,689)
Net loss	$(75,967)	$(92,468)	$(192,749)	$(236,419)
Basic and diluted net loss per share	$0.00	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	34,688,166	31,692,498	34,688,166	31,660,755

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(192,749)	$(236,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,278	107,830
(Gain) loss on sale of assets	(2,458)	(40,622)
Share-based compensation	-	54,842
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(3,823)	(1,877)
Other current assets	(55,169)	(32,835)
Other assets	-	200
Accounts payable and accrued liabilities	(14,968)	(17,101)
Other liabilities	1,195	(35,570)
Net cash used in operating activities	(176,694)	(201,552)
Cash flows from investing activities:
Proceeds from note receivable	13,615	6,000
Proceeds from sales of property and equipment	3,100	28,000
Purchases of property and equipment	(3,070)	(7,006)
Net cash provided by investing activities	13,645	26,994
Cash flows from financing activities:
Net proceeds from warrant exercise	-	64,000
Proceeds from line of credit	355,000	435,262
Payments on line of credit	(95,000)	(375,000)
Payments on equipment financing obligations	(12,127)	(9,505)
Payments on capitalized leases	(24,330)	(21,670)
Net cash provided by financing activities	223,543	93,087
Net (decrease) increase in cash	60,494	(81,471)
Cash at beginning of period	129,095	261,600
Cash at end of period	$189,589	$180,129
Supplemental Information:
Cash paid during the period for interest	$8,469	$8,953
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$-	$15,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

June 30, 2012
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

We have experienced recurring net losses which have caused an accumulated deficit of $19,266,954 at June 30, 2012. We had a working capital deficit of $475,488 at June 30, 2012 compared to a working capital deficit of $376,593 at December 31, 2011.

Our revenues for the quarter and six month period ended June 30, 2012 and the fiscal year ended December 31, 2011 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter and six month period ended June 30, 2012 and for the fiscal year ended December 31, 2011 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations.   As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

During the quarter ended June 30, 2012 we replaced the existing $100,000 line of credit facility with a new agreement with a maximum borrowing limit of $2,000,000, subject to certain conditions stipulated in the new loan agreement.  At June 30, 2012, we had drawn $350,000 under our new line of credit facility or 18% of the maximum limit. Under the new line of credit facility, the principal amount outstanding is payable on December 8, 2012 with an automatic extension to June 8, 2013, subject to terms and conditions contained in the loan agreement. On the maturity date, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.  At August 1, 2012, the outstanding balance on the loan facility was $350,000 and our cash balances were approximately $88,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At June 30, 2012, our primary source of liquidity for cash flows was cash received from our store operations and our new line of credit facility.

During the first quarter of 2012, the majority of the Company’s employees received a 2% reduction in their salary or hourly wage rate. During the quarter ended March 31, 2012, as well as the year ended December 31, 2011, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. During the quarter ended June 30, 2012, using funds drawn from the new line of credit facility, we were able to restore normal payment terms with landlords and vendors.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of June 30, 2012, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

Note 4: Inventory

Inventory at June 30, 2012 consisted of certificate and merchandise inventory and was $42,614 and $21,032, respectively. Inventory at December 31, 2011 consisted of certificate and merchandise inventory and was $45,798 and $14,024, respectively.

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

The present value of the note receivable was $87,424 and $101,039 at June 30, 2012 and December 31, 2011, respectively.

Note 6: Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,468,642	1,474,142
Furniture, fixtures and office equipment	160,727	158,782
Vehicles	25,772	25,772
Leasehold improvements	329,081	327,956
	2,469,889	2,472,319
Less: accumulated depreciation and amortization	2,019,066	1,932,646
	$450,823	$539,673

Note 7: Accrued Liabilities

Accrued liabilities at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Professional fees	$37,794	$82,948
Payroll	56,998	69,419
Property taxes	62,897	10,074
Other	38,112	37,655
	$195,801	$200,096

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of June 30, 2012 and December 31, 2011 was $12,653 and $24,780, respectively.

 Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined in the Note. The Note had a balance due of $55,000 on June 30, 2012 and December 31, 2011.

Line of Credit

On June 8, 2012, the Company paid off and cancelled its revolving line of credit agreement with Regions Bank, pursuant to which the Company had borrowed up to $100,000 in order to pay trade payables and for working capital purposes. Funds to pay off the Regions Bank revolving line of credit came from a new loan facility.

On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on December 8, 2012, with an automatic extension to June 8, 2013, subject to terms and conditions contained in the loan agreement. The annual interest rate on the note is 10%. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The balance due under the prior and current loan agreements was $350,000 and $90,000 at June 30, 2012 and December 31, 2011, respectively.  Loan and legal fees totaling $49,000 were incurred and paid to Lender at closing.  These fees were capitalized by the Company and will be amortized over a six-month period during the current year.

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

The following table sets forth the computation for basic and diluted net loss per share for the three and six month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net loss (A)	$(75,967)	$(92,468)	$(192,749)	$(236,419)

Weighted average common shares - basic (B)	34,688,166	31,692,498	34,688,166	31,660,834
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	34,688,166	31,692,498	34,688,166	31,660,755
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1)
As a result of the Company’s net loss for the three and six month periods ended June 30, 2012 and 2011, aggregate Common Stock Equivalents of 59,000 and 64,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six month periods ended June 30, 2012 and 2011, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and six month periods ended June 30, 2012 and 2011, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three and six month periods ended June 30, 2012 and 2011, respectively. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2012 and December 31, 2011. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the six month period ended June 30, 2012. The Company had 34,688,166 common shares outstanding as of June 30, 2012.

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

Share-based compensation expense was $0 and $54,842 during the three months ended June 30, 2012 and 2011, respectively and $0 and $54,842 during the six months ended June 30, 2012 and 2011, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the six month period ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2011	59,000	$0.57
Granted	—	—	—
Expired	—	—
Options outstanding at June 30, 2012	59,000	$0.57
Options exercisable at June 30, 2012	59,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2012 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the six months ended June 30, 2012.

As of June 30, 2012, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were 0 and 2,667 options that vested during the six months ended June 30, 2012 and 2011, respectively.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of June 30, 2012 and December 31, 2011. There were no options granted under these plans during the six month period ended June 30, 2012. There were no options exercised during the six month periods ended June 30, 2012 and 2011.

Stock Warrants

There were no common stock warrants outstanding as of December 31, 2011 and there were no warrants granted or exercised during the six month period ended June 30, 2012.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three and six month periods ended June 30, 2012 and 2011 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of June 30, 2012, the Company operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of assets and operating loss for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 were as follows:

	Three Months Ended June 30		Percentage
	2012	2011	Change
Revenue	$1,986,864	$2,152,831	(7.7%)
Cost of emission certificates	443,750	480,427	(7.6%)
Store operating expenses	1,281,780	1,383,888	(7.4%)
General and administrative expenses	333,005	416,718	(20.1%)
(Gain) loss from sale of non-strategic assets	-	(39,622)	N/A
Operating loss	$(71,671)	$(88,580)	(19.1%)

Revenue. Revenue decreased $165,967 or (7.7%) to $1,986,864 in the three month period ended June 30, 2012 compared to $2,152,831 in the three month period ended June 30, 2011. The decrease in revenue over the comparable period was primarily due to a decrease from same store sales of $133,300 or (6.3%) and the closure of one store in Texas during the three months ended June 30, 2011. The decrease in same store sales is mainly attributable to fewer tests being performed during the three month period ended June 30, 2012 compared to the prior comparable period.

Cost of emission certificates. Cost of emission certificates decreased $36,677 or (7.6%) in the three month period ended June 30, 2012 and was $443,750 or 22.3% of revenues, compared to $480,427or 22.3% of revenues in the three month period ended June 30, 2011. The decrease in cost of emission certificates over the comparable period was primarily due to a decrease in same store sales and the closure of one store in Texas during the three months ended June 30, 2011.

Store operating expenses. Store operating expenses decreased $102,108 or (7.4%) in the three month period ended June 30, 2012 and was $1,281,780 or 64.5% of revenues, compared to $1,383,888 or 64.3% of revenues in the three month period ended June 30, 2011. The decrease was mainly attributable to lower store operating costs of $102,108 resulting from  a decrease in same store operating expenses of $66,019 and the closure of one store in Texas during the three months ended June 30, 2011.

General and administrative expenses. Our general and administrative expenses decreased $83,712, or (20.1%) to $333,005 in the three month period ended June 30, 2012 from $416,718 in the three month period ended June 30, 2011. The decrease in general and administrative expenses during the three month period June 30, 2012 was mainly due to lower salary expenses resulting from staff reductions partially offset by higher legal and accounting fees.

(Gain) loss from disposal of non-strategic assets. We recorded no sales of non-strategic assets in the three month period ended June 30, 2012. We recognized a gain on the disposal of assets of $39,622 in the three month period ended June 30, 2011.

Operating loss. Our operating loss decreased by $16,909 in the three month period ended June 30, 2012 and was ($71,671) compared to an operating loss of ($88,580) in the three month period ended June 30, 2011. The decrease in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended June 30, 2012 as compared to the three month period ended June 30, 2011 is as follows:

	Three Months Ended June 30,
	2012	2011
Operating loss	$(71,671)	$(88,580)
Interest income	755	760
Interest expense	(5,051)	(4,648)
Net loss	$(75,967)	$(92,468)
Basic and diluted net loss per share	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	34,688,166	31,692,498

The Company incurred net interest expense of $4,296 and $3,888 during the three month periods ended June 30, 2012 and 2011, respectively.

Net loss and basic and diluted loss per share. Net loss was $75,967 and $92,468  in the three month period ended June 30, 2012 and 2011, respectively. Basic and diluted net loss per share was ($0.00) and ($0.00), respectively in the three month periods ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 and 2011

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating loss for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 were as follows:

	Six Months Ended June 30		Percentage Change
	2012	2011
Revenue	$3,907,869	$4,263,957	(8.4%)
Cost of emission certificates	869,496	950,495	(8.5%)
Store operating expenses	2,594,332	2,825,775	(8.2%)
General and administrative expenses	632,047	757,039	(16.5%)
(Gain) loss from sale of non-strategic assets	(2,458)	(40,622)	(93.9%)
Operating loss	$(185,548)	$(228,730)	(18.9%)

Revenue. Revenue decreased $356,088 or (8.4%) to $3,907,869 in the six month period ended June 30, 2012, compared to $4,263,957 in the six month period ended June 30, 2011. The decrease in revenue over the comparable period was primarily due to a decrease in same store sales of $273,496 or (6.5%) and the closure of two stores in Texas during the six months ended June 30, 2011. The decrease in same store sales is mainly attributable to fewer tests being performed during the six month period ended June 30, 2012 compared to the prior comparable period.

Cost of emission certificates. Cost of emission certificates decreased $80,999 or (8.5%) in the six month period ended June 30, 2012 and was $869,496 or 22.2% of revenues, compared to $950,495 or 22.3% of revenues in the six month period ended June 30, 2011. The decrease in cost of emission certificates over the comparable period was primarily due to a decrease in same store sales and the closure of two stores in Texas during the six months ended June 30, 2011.

Store operating expenses. Store operating expenses decreased $231,443 or (8.2%) in the six month period ended June 30, 2012 and were $2,594,332 or 66.4% of revenues, compared to $2,825,775 or 66.3% of revenues in the six month period ended June 30, 2011. The decrease was mainly attributable to a decrease in same store operating expenses of $145,757 and lower store operating costs of $85,687 resulting from the closure of two stores in Texas during the six months ended June 30, 2011 .

General and administrative expenses. Our general and administrative expenses decreased $124,992, or (16.5%) to $632,047 in the six month period ended June 30, 2012 from $757,039  in the six month period ended June 30, 2011. The decrease in general and administrative expenses during the six month period June 30, 2012 was mainly due to lower salary expenses resulting from staff reductions partially offset by higher legal and accounting fees.

(Gain)/loss from sale of non-strategic assets. We recognized a gain of $2,458 from the sale of non-strategic assets in the six month period ended June 30, 2012. We recognized a $40,622 gain from the sale of non-strategic assets in the six month period ended June 30, 2011.

Operating loss. Our operating loss decreased by $43,182 in the six month period ended June 30, 2012 and was ($185,548) compared to an operating loss of ($228,730) in the six month period ended June 30, 2011. The decrease in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the six month period ended June 30, 2012 as compared to the six month period ended June 30, 2011 is as follows:

	Six Months Ended June 30,
	2012	2011
Operating loss	$(185,548)	$(228,730)
Interest income	1,510	1,519
Interest expense	(8,711)	(9,208)
Net loss	$(192,749)	$(236,419)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	34,688,166	31,660,755

The Company incurred net interest expense of $7,201 and $7,689 during the six month periods ended June 30, 2012 and 2011, respectively.

Net loss and basic and diluted net loss per share. Net loss was ($192,749) and ($236,419) in the six month periods ended June 30, 2012 and 2011, respectively. Basic and diluted net loss per share was ($0.01) and ($0.01), respectively in the six month periods ended June 30, 2012, and 2011, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $60,494 during the six months ended June 30, 2012 primarily resulting from cash provided by the change (and corresponding increase) in our line of credit, less cash used in operations while our total liabilities increased by $209,770, primarily as a result in the increased line of credit. Our current liabilities also increased, mainly due to a $260,000 net increase in our line of credit, which had a balance of $90,000 at December 31, 2011. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2012.

Cash Requirements

For the six months ended June 30, 2012, our net cash used in operating activities was $176,694 compared to net cash used in operations of $201,552 in the six months ended June 30, 2011. Negative operating cash flows during the six months ended June 30, 2012 were primarily created by a net loss of $192,749,  an increase in other current assets of $55,169, a decrease in accounts payable and accrued liabilities of $14,968 offset by depreciation and amortization of $91,278.

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

Sources and Uses of Cash

Net cash provided by investing activities was $13,645 for the six months ended June 30, 2012 compared to net cash provided by investing activities of $26,994 for the six months ended June 30, 2011. The net cash provided by investing activities during the six months ended June 30, 2012 was related to proceeds from a note receivable of $13,615 and proceeds from asset sales of $3,100, offset by capital expenditures of $3,070. The net cash provided by investing activities during the six months ended June 30, 2011 was related to proceeds from a note receivable of $6,000 and proceeds from asset sales of $28,000, offset by capital expenditures of $7,006.

Net cash provided by financing activities was $223,543 and 93,087 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we received a net $260,000 from our line of credit and made principal payments of $12,127 and $24,330 on equipment financing obligations and capital leases, respectively. During the six months ended June 30, 2011, we received net proceeds of $64,000 from the exercise of warrants into common stock, a net $60,262 from our line of credit and made principal payments of $9,505 and $21,670 on equipment financing obligations and capital leases, respectively.

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

ITEM 4 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

            The disclosures under this Item are not applicable to the Company.

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

SPEEDEMISSIONS, INC.

Date: August 10, 2012	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer

Date: August 10, 2012	By:	/s/ Larry C. Cobb
Larry C. Cobb Chief Financial Officer