Form 10-Q
period 2012-09-30
SPEEDEMISSIONS INC
filed 2012-11-13
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there were 34,688,166 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$133,688	$129,095
Note receivable – current portion	12,000	21,125
Certificate and merchandise inventory	62,315	59,822
Other current assets	120,877	59,320
Total current assets	328,880	269,362

Note receivable, net of current portion	73,179	79,914
Property and equipment, at cost less accumulated depreciation and amortization	408,563	539,673
Goodwill	1,240,152	1,240,152
Other assets	104,363	104,363
Total assets	$2,155,137	$2,233,464
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$282,965	$90,000
Note payable	55,000	55,000
Accounts payable	244,601	220,625
Accrued liabilities	236,658	200,096
Current portion of capitalized lease obligations	6,489	40,659
Current portion of equipment financing obligations	6,251	24,780
Current portion - deferred rent	14,795	14,795
Total current liabilities	846,759	645,955
Capitalized lease obligations, net of current portion	-	681
Deferred rent	124,663	121,390
Other long term liabilities	7,350	7,350
Total liabilities	978,772	775,376
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 shares issued and outstanding at September 30, 2012 and December 31, 2011	34,618	34,618
Additional paid-in capital	15,918,329	15,918,329
Accumulated deficit	(19,355,928)	(19,074,205)
Total shareholders’ deficit	(3,402,981)	(3,121,258)
Total liabilities and shareholders’ deficit	$2,155,137	$2,233,464

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue	$2,047,458	$2,164,562	$5,955,326	$6,428,518
Costs of operations:
Cost of emission certificates	452,375	469,756	1,321,871	1,420,251
Store operating expenses	1,310,257	1,368,170	3,904,588	4,193,946
General and administrative expenses	365,386	334,822	997,433	1,091,861
(Gain) loss on sale of non-strategic assets	-	(2,660)	(2,458)	(43,282)
Operating loss	(80,560)	(5,526)	(266,108)	(234,258)
Interest income (expense)
Interest income	756	760	2,265	2,280
Interest expense	(9,170)	(4,366)	(17,880)	(13,573)
Interest expense, net	(8,414)	(3,606)	(15,615)	(11,293)
Net loss	$(88,974)	$(9,132)	$(281,723)	$(245,551)
Basic and diluted net loss per share	$0.00	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	34,688,166	33,764,249	34,688,166	29,813,331

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(281,723)	$(245,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,666	155,180
(Gain) loss on sale of assets	(2,458)	(43,282)
Stock issued for services	-	3,000
Share-based compensation	-	54,842
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(2,493)	8,779
Other current assets	(61,557)	(24,283)
Other assets	-	200
Accounts payable and accrued liabilities	60,538	(45,734)
Other liabilities	3,273	(54,552)
Net cash used in operating activities	(147,754)	(191,401)
Cash flows from investing activities:
Proceeds from note receivable	15,860	12,127
Proceeds from sales of property and equipment	3,100	31,623
Purchases of property and equipment	(6,198)	(10,938)
Net cash provided by investing activities	12,762	32,812
Cash flows from financing activities:
Net proceeds from warrant exercise	-	64,000
Proceeds from line of credit	622,965	545,280
Payments on line of credit	(430,000)	(485,000)
Payments on equipment financing obligations	(18,529)	(15,043)
Payments on capitalized leases	(34,851)	(32,984)
Net cash provided by financing activities	139,585	76,253
Net (decrease) increase in cash	4,593	(82,336)
Cash at beginning of period	129,095	261,600
Cash at end of period	$133,688	$179,264
Supplemental Information:
Cash paid during the period for interest	$17,644	$13,573
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$-	$15,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

September 30, 2012
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

We have experienced recurring net losses which have caused an accumulated deficit of $19,355,928 at September 30, 2012. We had a working capital deficit of $517,879 at September 30, 2012 compared to a working capital deficit of $376,593 at December 31, 2011.

Our revenues for the quarter and nine month period ended September 30, 2012 and the fiscal year ended December 31, 2011 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter and nine month period ended September 30, 2012 and for the fiscal year ended December 31, 2011 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations.   As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

During the quarter ended June 30, 2012 we replaced our former $100,000 line of credit facility with a new agreement with a maximum borrowing limit of $2,000,000, subject to certain conditions stipulated in the new loan agreement.  During the quarter ending September 30, 2012, we reduced the total balance due on the credit line from $350,000 to $282,965, bringing the balance to 14% of the maximum limit. Under the line of credit facility, the principal amount outstanding is payable on December 8, 2012 with an automatic extension to June 8, 2013, subject to terms and conditions contained in the loan agreement. On the maturity date, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing would be available or, if available, that we would be able to complete financing on satisfactory terms.  At October 29, 2012, the outstanding balance on the loan facility was $274,824 and our cash balances were approximately $87,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At September 30, 2012, our primary source of liquidity was cash received from our store operations and our new line of credit facility.

During the first quarter of 2012, the majority of the Company’s employees received a 2% reduction in their salary or hourly wage rate. During the quarter ended March 31, 2012, as well as the year ended December 31, 2011, due to insufficient cash flow from operations and borrowing limitations under our previous line of credit facility, we had been extending landlords and vendors beyond normal payment terms. During the quarter ended June 30, 2012, using funds drawn from the new line of credit facility, we were able to restore normal payment terms with landlords and vendors.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of September 30, 2012, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer system using the on board diagnostic port on vehicles that are 1996 or newer. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and has additional features including the ability to receive vehicle safety recalls and Technical Service Bulletins for an annual subscription fee.

During the quarter ended September 30, 2012 we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. To assist with establishment of our franchise operations, we signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we expect to be selling franchises by the fourth quarter of 2012.

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

The Company has evaluated subsequent events through the date of filing its Form 10-Q with the Securities and Exchange Commission. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.  Certain items in the 2011 consolidated financial statements presentation have been reclassified to conform to the 2012 presentation.  Such reclassifications have no effect on previously reported results.

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

Note 4: Inventory

Inventory at September 30, 2012 consisted of certificate and merchandise inventory and was $42,659 and $19,656, respectively. Inventory at December 31, 2011 consisted of certificate and merchandise inventory and was $45,798 and $14,024, respectively.

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

The present value of the note receivable was $85,179 and $101,039 at September 30, 2012 and December 31, 2011, respectively.

Note 6: Property and Equipment

Property and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,470,767	1,474,142
Furniture, fixtures and office equipment	160,727	158,782
Vehicles	25,772	25,772
Leasehold improvements	330,084	327,956
	2,473,017	2,472,319
Less: accumulated depreciation and amortization	2,064,454	1,932,646
	$408,563	$539,673

Note 7: Accrued Liabilities

Accrued liabilities at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Professional fees	$45,638	$82,948
Payroll	60,952	69,419
Property taxes	94,940	10,074
Other	35,128	37,655
	$236,658	$200,096

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of September 30, 2012 and December 31, 2011 was $6,251 and $24,780, respectively.

 Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The Note bears 0% interest and is due in full on November 11, 2012. The Note is not convertible into the Company’s stock and is subject to mandatory prepayment upon a change of control, as defined in the Note. The Note had a balance due of $55,000 on September 30, 2012 and December 31, 2011.  On November 6, 2012 the Company and GCA executed a new note extending the term and making the new note due in full on November 6, 2013.

Line of Credit

On June 8, 2012, the Company paid off and cancelled its revolving line of credit agreement with Regions Bank, pursuant to which the Company had borrowed up to $100,000 in order to pay trade payables and for working capital purposes. Funds to pay off the Regions Bank revolving line of credit came from a new loan facility.

On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to pay trade payables and for working capital purposes. The principal amount outstanding under the Loan Agreement is payable on December 8, 2012, with an automatic extension to June 8, 2013, subject to terms and conditions contained in the Loan Agreement. The annual interest rate on the note is 10%. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The balance due under the prior and current loan agreements was $282,965 and $90,000 at September 30, 2012 and December 31, 2011, respectively.  Loan and legal fees totaling $49,000 were incurred and paid to Lender at closing.  These fees were capitalized by the Company and are being amortized over a six-month period during the current year.

Pursuant to covenants contained in the Loan Agreement the Company must provide certain financial reports and banking information on a monthly basis to the Lender.  As of September 30, 2012 we were not in compliance with these covenant reporting requirements.  As of the date of this report filing, the Lender waived these covenant reporting requirements for all periods prior to and including September 30, 2012.

Note 10: Net Loss Per Share

Basic earnings per share (“EPS”) or net loss per share, represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per share for the three and nine month periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net loss (A)	$(88,974)	$(9,132)	$(281,723)	$(245,551)

Weighted average common shares - basic (B)	34,688,166	33,764,249	34,688,166	29,813,331
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	34,688,166	33,764,249	34,688,166	29,813,331
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1)
As a result of the Company’s net loss for the three and nine month periods ended September 30, 2012 and 2011, aggregate Common Stock Equivalents of 59,000 and 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine month periods ended September 30, 2012 and 2011, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and nine month periods ended September 30, 2012 and 2011, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three and nine month periods ended September 30, 2012 and 2011, respectively. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2012 and December 31, 2011. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ equity on the Company’s balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the nine month period ended September 30, 2012. The Company had 34,688,166 common shares outstanding as of September 30, 2012.

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

Share-based compensation expense was $0 and $0 during the three months ended September 30, 2012 and 2011, respectively and $0 and $54,842 during the nine months ended September 30, 2012 and 2011, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the nine month period ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2011	59,000	$0.57
Granted	—	—	—
Expired	—	—
Options outstanding at September 30, 2012	59,000	$0.57
Options exercisable at September 30, 2012	59,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2012 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the nine months ended September 30, 2012.

As of September 30, 2012, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were 0 and 2,667 options that vested during the nine months ended September 30, 2012 and 2011, respectively.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of September 30, 2012 and December 31, 2011. There were no options granted under these plans during the nine month period ended September 30, 2012. There were no options exercised during the nine month periods ended September 30, 2012 and 2011.

Stock Warrants

There were no common stock warrants outstanding as of December 31, 2011 and there were no warrants granted or exercised during the nine month period ended September 30, 2012.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2012 and 2011 as the Company has sufficient net operating loss carry forwards to offset future taxable income.

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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are statements we make based on our management’s expectations, estimates, projections and assumptions and are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; emission certificate cost; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. The above examples are not exhaustive and new risks emerge from time to time. For a further discussion of risk factors relating to our business, see Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011.

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

Overview

Speedemissions performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States (and in certain foreign countries) mandate vehicle emissions testing as a method of improving air quality. As of September 30, 2012, the Company operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment. We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. Our revenues are generated from the test or inspection fee charged to the registered owner of the vehicle. We do not provide automotive repair services.

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

During the quarter ended September 30, 2012 we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. To assist with establishment of our franchise operations, we signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we expect to be selling franchises by the fourth quarter of 2012.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of assets and operating loss for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 were as follows:

	Three Months Ended September 30		Percentage
	2012	2011	Change
Revenue	$2,047,458	$2,164,562	(5.4%)
Cost of emission certificates	452,375	469,756	(3.7%)
Store operating expenses	1,310,257	1,368,170	(4.2%)
General and administrative expenses	365,386	334,822	9.1%
(Gain) loss from sale of non-strategic assets	-	(2,660)	N/A
Operating loss	$(80,560)	$(5,526)

Revenue. Revenue decreased $117,104 or (5.4%) to $2,047,458 in the three month period ended September 30, 2012 compared to $2,164,562 in the three month period ended September 30, 2011. The decrease in revenue over the comparable period was due to a decrease in same store sales of $117,038 or (5.4%). The decrease in same store sales is mainly attributable to fewer tests being performed during the three month period ended September 30, 2012 compared to the prior comparable period and additional promotional discount programs which resulted in increased sales discounts issued of $75,476 over the prior year period.

Cost of emission certificates. Cost of emission certificates decreased $17,381 or (3.7%) in the three month period ended September 30, 2012 and was $452,375 or 22.1% of revenues, compared to $469,756 or 21.7% of revenues in the three month period ended September 30, 2011. The decrease in cost of emission certificates over the comparable period was primarily due to a decrease in same store sales.

Store operating expenses. Store operating expenses decreased $57,913 or (4.2%) in the three month period ended September 30, 2012 and was $1,310,257 or 64% of revenues, compared to $1,368,170 or 63.2% of revenues in the three month period ended September 30, 2011. The decrease was mainly attributable to lower store operating costs of $57,913 resulting from a decrease of $45,096 in same store wage expenses.

General and administrative expenses. Our general and administrative expenses increased $30,564, or 9.1% to $365,386 in the three month period ended September 30, 2012 from $334,822 in the three month period ended September 30, 2011. The increase in general and administrative expenses during the three month period ended September 30, 2012 was mainly due to higher legal, accounting and professional fees.

(Gain) loss from disposal of non-strategic assets. We recorded no sales of non-strategic assets in the three month period ended September 30, 2012. We recognized a gain on the disposal of assets of $2,660 in the three month period ended September 30, 2011.

Operating loss. Our operating loss increased by $75,034 in the three month period ended September 30, 2012 and was ($80,560) compared to an operating loss of ($5,526) in the three month period ended September 30, 2011. The increase in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates and store operating expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011 is as follows:

	Three Months Ended September 30,
	2012	2011
Operating loss	$(80,560)	$(5,526)
Interest income	756	760
Interest expense	(9,170)	(4,366)
Net loss	$(88,974)	$(9,132)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	34,688,166	33,764,249

The Company incurred net interest expense of $8,414 and $3,606 during the three month periods ended September 30, 2012 and 2011, respectively.

Net loss and basic and diluted loss per share. Net loss was $88,974 and $9,132  in the three month period ended September 30, 2012 and 2011, respectively. Basic and diluted net loss per share was ($0.00) and ($0.00), respectively in the three month periods ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 and 2011

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating loss for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were as follows:

	Nine Months Ended September 30		Percentage Change
	2012	2011
Revenue	$5,955,326	$6,428,518	(7.4%)
Cost of emission certificates	1,321,871	1,420,251	(6.9%)
Store operating expenses	3,904,588	4,193,946	(6.9%)
General and administrative expenses	997,433	1,091,861	(8.6%)
(Gain) loss from sale of non-strategic assets	(2,458)	(43,282)	(94.3%)
Operating loss	$(266,108)	$(234,258)	13.6%

Revenue. Revenue decreased $473,192 or (7.4%) to $5,955,326 in the nine month period ended September 30, 2012, compared to $6,428,518 in the nine month period ended September 30, 2011. The decrease in revenue over the comparable period was primarily due to a decrease in same store sales of $390,415 or (6.1%) and the closure of two stores in Texas during the nine months ended September 30, 2011.  More specifically, one Texas store closed during March, 2011 and one Texas store closed during June, 2011. The decrease in same store sales is mainly attributable to fewer tests being performed during the nine month period ended September 30, 2012 compared to the prior comparable period and additional promotional discount programs which resulted in increased sales discounts issued of $107,577 over the prior year period.

Cost of emission certificates. Cost of emission certificates decreased $98,380 or (6.9%) in the nine month period ended September 30, 2012 and was $1,321,871 or 22.2% of revenues, compared to $1,420,251 or 22.1% of revenues in the nine month period ended September 30, 2011. The decrease in cost of emission certificates over the comparable period was primarily due to a decrease in same store sales and the closure of two stores in Texas during the nine months ended September 30, 2011.

Store operating expenses. Store operating expenses decreased $289,358 or (6.9%) in the nine month period ended September 30, 2012 and were $3,904,588 or 65.6% of revenues, compared to $4,193,946 or 65.2% of revenues in the nine month period ended September 30, 2011. The decrease was mainly attributable to a decrease of $157,185 in same store wage expenses and a decrease in store operating expenses of $93,282 resulting from the closure of two stores in Texas during the nine months ended September 30, 2011.

General and administrative expenses. Our general and administrative expenses decreased $94,428, or (8.6%) to $997,433 in the nine month period ended September 30, 2012 from $1,091,861 in the nine month period ended September 30, 2011. The decrease in general and administrative expenses during the nine month period ended September 30, 2012 was mainly due to lower salary expenses resulting from staff reductions partially offset by higher legal and accounting fees.

(Gain)/loss from sale of non-strategic assets. We recognized a gain of $2,458 from the sale of non-strategic assets in the nine month period ended September 30, 2012. We recognized a $43,282 gain from the sale of non-strategic assets in the nine month period ended September 30, 2011.

Operating loss. Our operating loss increased by $31,850 in the nine month period ended September 30, 2012 and was ($266,108) compared to an operating loss of ($234,258) in the nine month period ended September 30, 2011. The increase in our operating loss was mainly due to the decrease in revenue, offset by the decrease in the cost of emission certificates, store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the nine month period ended September 30, 2012 as compared to the nine month period ended September 30, 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011
Operating loss	$(266,108)	$(234,258)
Interest income	2,265	2,280
Interest expense	(17,880)	(13,573)
Net loss	$(281,723)	$(245,551)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	34,688,166	29,813,331

The Company incurred net interest expense of $15,615 and $11,293 during the nine month periods ended September 30, 2012 and 2011, respectively.

Net loss and basic and diluted net loss per share. Net loss was $281,723 and $245,551 in the nine month periods ended September 30, 2012 and 2011, respectively. Basic and diluted net loss per share was ($0.01) and ($0.01), respectively in the nine month periods ended September 30, 2012, and 2011, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $4,593 during the nine months ended September 30, 2012 primarily resulting from cash provided by the change (and corresponding increase) in our line of credit, less cash used in operations while our total liabilities increased by $203,396, primarily as a result of the increased line of credit. Our current liabilities also increased, mainly due to a $192,965 net increase in our line of credit, which had a balance of $90,000 at December 31, 2011. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2012.

Cash Requirements

For the nine months ended September 30, 2012, our net cash used in operating activities was $147,754 compared to net cash used in operations of $191,401 in the nine months ended September 30, 2011. Negative operating cash flows during the nine months ended September 30, 2012 were primarily created by a net loss of $281,723, an increase in other current assets of $61,557, offset by depreciation and amortization of $136,666 and an increase in accounts payable and accrued liabilities of $60,358.

Negative operating cash flows during the nine months ended September 30, 2011 were primarily created by a net loss of $245,551, a decrease in accounts payable and accrued liabilities of $45,734, a decrease in other liabilities of $54,552 and a gain on the disposal of assets of $43,282. The decrease in net cash used in operating activities was offset by depreciation and amortization of $155,180, share-based compensation expense of $54,842 and a decrease in certificate and merchandise inventory of $8,779.

Sources and Uses of Cash

Net cash provided by investing activities was $12,762 for the nine months ended September 30, 2012 compared to net cash provided by investing activities of $32,812 for the nine months ended September 30, 2011. The net cash provided by investing activities during the nine months ended September 30, 2012 was related to proceeds from a note receivable of $15,860 and proceeds from asset sales of $3,100, offset by capital expenditures of $6,198.  The net cash provided by investing activities during the nine months ended September 30, 2011 was related to proceeds from note receivable of $12,127 and proceeds from asset sales of $31,623, offset by capital expenditures of $10,938.

Net cash provided by financing activities was $139,585 and $76,253 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we received a net $192,965 from our line of credit and made principal payments of $18,529 and $34,851 on equipment financing obligations and capital leases, respectively. During the nine months ended September 30, 2011, we received net proceeds of $64,000 from the exercise of warrants into common stock, a net $60,280 from our line of credit and made principal payments of $15,043 and $32,984 on equipment financing obligations and capital leases, respectively.

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

ITEM 4 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

SPEEDEMISSIONS, INC.

Date: November 13, 2012	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer

Date: November 13, 2012	By:	/s/ Larry C. Cobb
Larry C. Cobb Chief Financial Officer