Form 10-K
period 2012-12-31
SPEEDEMISSIONS INC
filed 2013-03-29
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012.
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
Common stock, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $336,958.

As of March 22, 2013, 34,688,166 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

Speedemissions, Inc.
FORM 10-K

For the fiscal year ended December 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate. The words “may,” “would,” “should,” “will,” “assume,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology are meant to identify such forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks, uncertainties and assumptions that are difficult to predict, including those identified below in Item 1A, “Risk Factors” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statements. We cannot assume responsibility for the accuracy and completeness of forward-looking statements, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 22, 2013, we operated 41 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. We purchase or lease these computerized testing systems from state approved equipment vendors. Our revenues are mainly generated from the testing or inspection fees charged to the registered owner of the vehicle. As a service to our customers, we also sell automotive parts and supplies such as windshield wipers, taillight bulbs and gas caps. In addition, we perform a limited amount of other services, including oil changes and headlight restorations, at select locations. However, we do not provide major automotive repair services.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer system using the on board diagnostic port on vehicles that were produced since 1996. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and has additional features, including the ability to receive vehicle safety recalls and Technical Service Bulletins, for an annual subscription fee.

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.

On November 30, 2012, we completed the acquisition of certain operating assets comprising five emission testing centers owned by Auto Emissions Express, LLC (“AEE”), a Georgia corporation. AEE owned and operated 11 emission testing centers in the Atlanta, Georgia area, including the five emission testing centers that we purchased. After taking into consideration the acquisition of these five emissions testing centers, we now operate 41 emissions testing centers in the Atlanta, Georgia; Houston, Texas; St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus four mobile units in the Atlanta, Georgia area.

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

Net loss for the year ended December 31, 2012 was $656,037 or $(0.02) per share, compared to a net loss of $1,578,591 or $(0.05) per share for the year ended December 31, 2011. Revenues for the year ended December 31, 2012 decreased $569,390, or (6.8%), to $7,752,601 from $8,321,991 in the year ended December 31, 2011.

We have experienced recurring net losses which have caused an accumulated deficit of $19,730,242 at December 31, 2012. We had a working capital deficit of $1,301,115 at December 31, 2012 compared to a working capital deficit of $376,593 at December 31, 2011.

Our revenues for the fiscal year ended December 31, 2012 and for the fiscal year ended December 31, 2011 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near-term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

During the quarter ended June 30, 2012, we replaced our former $100,000 line of credit facility with a new loan agreement with a maximum borrowing limit of $2,000,000, subject to certain conditions stipulated in the new loan agreement.  Under the new loan agreement we have taken two separate loans, as evidenced by two separate revolving note agreements.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan.  Subject to terms and conditions contained in the loan agreement, the $350,000 loan’s original maturity date of December 8, 2012 was automatically extended for six-months creating a new maturity date of June 8, 2013.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores from AEE (see also Note 14 to financial statements).  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and will be amortized over the six-month term of the loan. During the year ended December 31, 2012, a total of $19,644 of the second note’s loan origination costs were expensed leaving the remaining costs, or $99,856, on the balance sheet as of December 31, 2012.  Subject to terms and conditions contained in the loan agreement, including the consent of the lender, the $550,000 loan’s original maturity date of April 9, 2013 can be automatically extended for six-months on its maturity date.  At March 22, 2013, the outstanding balance on the loan facility was approximately $717,000 and our cash balances were approximately $50,000. In the event the lender does not extend the loan agreement, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

The Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012. Signed by the Governor, the final bill amends Utah’s existing auto safety inspection law and became effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life, rather than  on odd/even model years for vehicles less than eight years old and annually for all other vehicles under the former law. Due primarily to the change in Utah safety inspection requirements, our total Utah revenue projected for the year ended December 31, 2013, is expected to be approximately $160,000 or 8.1% less than total actual Utah revenue for the year ended December 31, 2012, which was approximately $1,935,000.  Of this approximate $160,000 projected decrease in 2013 Utah total revenue, we have estimated the annual loss in revenue from the change in safety inspection requirements to be between $120,000 and $140,000 or 21.0% to 24.4%, respectively of actual Utah safety inspection revenue for 2012, which was approximately $573,000.

Our Typical Testing Center

Our testing centers generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. The typical testing center is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so that vehicles can “drive-through” the facility. We also have structures that resemble a bank drive-through facility. We believe that we are creating brand awareness in our current testing stations by using recognizable building style and façade, consistent color schemes, signs and employee uniforms, and by advertising in select local markets. Computerized testing systems are located in each building to test vehicle emissions and vehicle safety if applicable in that state.

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 a.m. and 6:00 p.m., and from 8:30 a.m.to 5:00 p.m. on Saturdays. We also operate some stations located in Texas on Sundays. The average emissions test in Georgia takes approximately eight to 12 minutes to complete. In Texas, Missouri and Utah, because of the safety inspection, the completion time is slightly longer.

There are two types of primary emissions tests that are performed, the Accelerated Simulated Model (“ASM”) and the On-Board Diagnostic (“OBD”). The ASM test is done on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In selected markets, a vehicle safety inspection is required to be performed. These tests apply to vehicles generally manufactured from 1983 through 2005, depending on the state. We generally operate two or three testing lanes at each testing center depending upon the size of the building. We typically lease the land and the building from the property owners, although we have constructed several buildings on land leases in the past.

In our Atlanta, Georgia locations, under the guidelines of the Georgia Clean Air Force (“GCAF”) program, the mobile vehicle emissions testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have four mobile units and they serve the automobile fleets of the federal, state, and local governments. All used cars in Georgia, prior to being re-sold, must have a vehicle emissions test, and we serve selected new and used car dealers throughout the greater Atlanta market with these mobile units.

Industry Background – Government and Regulatory Overview

The EPA reported in 2007 that approximately 158.5 million people lived in counties across the United States whose air pollution exceeded national air quality standards. According to the EPA, motor vehicles are responsible for nearly one half of the smog-forming volatile organic compounds, more than half of the nitrogen oxide emissions and about half of the toxic air pollutant emissions in the United States. Motor vehicles, including off road vehicles, now account for 75% of carbon monoxide emissions nationwide according to the EPA.

The total vehicle miles people travel in the United States increased 178% between 1970 and 2005 and continues to increase at a rate of 2% to 3% each year. In the United States, there are more than 250 million cars and light-duty trucks on the road according to the U.S. Federal Highway Administration.

The 2012 Motor Vehicle I/M Solutions Jurisdiction Report published by Sierra Research states that 32 states and the District of Columbia currently have vehicle emissions testing programs. Each state, as well as the District of Columbia, has its own regulatory structure for emissions testing with which we must comply if we conduct business in that state.

Public awareness of air pollution and its hazardous effects on human health and the environment has increased in recent years, which has led governmental authorities to pass more stringent pollution control measures. One especially effective measure that many governmental authorities have adopted is vehicle emissions testing. The EPA estimates that enhanced emissions testing on motor vehicles is approximately 10 times more cost-effective in reducing air pollution than increasing controls on stationary pollution sources such as factories and utilities. Consequently, the EPA has made emissions testing an integral part of its overall effort to reduce air pollution by ensuring that vehicles meet emissions standards.

Vehicle emissions control requirements have become progressively more stringent since the passage of the Clean Air Act in 1970. In 1990, Congress amended the Clean Air Act to require areas that did not meet national ambient air quality standards (NAAQS) to implement either basic or “enhanced” vehicle I/M emissions testing programs, depending upon the severity of the area’s air quality problem. The Act also required that metro areas with populations of more than 100,000 implement enhanced I/M emissions testing regardless of their air quality designation.

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

In general, these vehicle emissions tests are performed either in a centralized program or in a decentralized program. In a centralized program, a select number of emissions testing operators are either licensed or operated by certain states to perform vehicle emissions testing. These operators are authorized to perform emissions tests, but generally they are prohibited from repairing vehicles that fail to pass an emissions test.

On the other hand, in a decentralized program, a wider range of persons, including the Company, may perform emissions tests, including those engaged primarily in other businesses, such as automotive repair shops, oil change stores and others. For many of these operators, performing emissions tests is not their primary business.

Nineteen states have implemented decentralized programs, and 10 states and the District of Columbia have implemented centralized programs. There are three states that have implemented a hybrid program, whereby the state operates its own testing stations and also allows independently operated stations.

On July 31, 1998, the EPA issued a final study that concluded that more stringent air quality standards for motor vehicle emissions are needed, and that such standards should be implemented as it becomes technologically feasible and cost-effective to do so. We believe that the setting of such standards will be the most important EPA regulatory initiative affecting motor vehicles since the passage of the 1990 amendments to the Clean Air Act. We believe that the EPA study is likely to result in more stringent standards that will have the effect of increasing the number of areas that must implement emissions testing programs and thereby potentially increasing the market for our service.

Since 1977, when federal legislation first required states to comply with emissions standards through the use of testing programs, California has been a leader in testing procedures and technical standards. California has approximately 23 million vehicles subject to emissions testing, more than two times that of any other state. California’s testing program is overseen by the California Bureau of Automotive Repair (“CARB”). CARB has revised its emissions testing standards three times: in 1984, 1990, 1997 and, most recently, in 2010. With each of these revisions, CARB has required the use of new, more sophisticated and more accurate emissions testing and analysis equipment, which must be certified by CARB. California’s testing standards have become the benchmark for emissions testing in the United States.

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

However, today’s vehicles have different emissions problems. For tests on modern vehicles to be effective, the equipment must measure nitrogen oxide emissions that also cause smog and must test the vehicle under simulated driving conditions. The EPA now requires these enhanced tests in the major metropolitan areas of 32 states and the District of Columbia. A technician conducts these ASM tests on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration, deceleration and cruising, or the OBD by plugging into the vehicles computerized operation system.

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

Georgia’s program is a decentralized program. All operators performing emissions testing in Georgia must have their technicians attend and complete certain state certified training, and report to the state on their emissions testing activities every month. Testing stations may be licensed to test all vehicles, which are known as ALL VEHICLES WELCOME stations, or only vehicles not more than ten years old, known as 1996 OR NEWER VEHICLES ONLY stations. All the stations we currently operate in Georgia are “ALL VEHICLES WELCOME” stations, except for two of the stores acquired in the 2012 acquisition of five Georgia stores from AEE. The program requires vehicles in the 13 covered counties to undergo an emissions test on an annual basis, with an annual exemption for the three most recent model years.

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to GCAF, there are approximately 900 licensed test sites and approximately 2.5 million tests are performed annually in Georgia.

Georgia law mandates compliance with its vehicle emissions testing program. For vehicles subject to the state’s emissions law, a successful test, or a waiver from the state, is required to obtain a vehicle registration in Georgia. Nearly 2 million heavy polluting vehicles have been identified and repaired since the start of the program in 1996.

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

The testing program is integrated with the annual safety inspection program, both of which are operated by the Texas Department of Public Safety in conjunction with the Texas Commission on Environmental Quality. Vehicles two to 24 years old are subject to vehicle emissions testing in Texas. The emissions tests conducted are the same as in Georgia and Utah with 1996 and newer models subject to the OBD test and 1995 and older models subject to the ASM test. Vehicles are required to be tested on an annual basis, with an annual exemption for the two most recent model years. According to the American Automobile Motor Vehicle Association, there are approximately 4.6 million eligible vehicles in the state.

Texas law mandates compliance with its vehicle emissions and safety inspection program. For a vehicle to obtain a sticker for yearly registration, the owner must have a successful emissions and safety inspection, or a waiver.

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

All vehicles registered in Davis, Salt Lake, Utah and Weber counties with model years less than six years old are required to have an emissions test once every two years. Vehicles with model years six years old and older (to 1967) must have an emissions test every year. Emissions testing is not required for vehicles with model years 1967 or older. Currently, vehicles with model years less than eight years old are required to have a safety inspection once every two years. Vehicles with model years eight years old and older must pass safety inspections every year. The Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012, which amended Utah’s existing auto safety inspection law and became effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life, rather than  on odd/even model years for vehicles less than eight years old and annually for all other vehicles under the former law. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298.

Utah law mandates compliance with its vehicle emissions and safety inspection program. For a vehicle to obtain a sticker for yearly registration, the owner must have a successful emissions and/or safety inspection.

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

In addition to the safety inspection, vehicles registered in St. Louis City, St. Louis County, St. Charles County, Franklin County and Jefferson County are required to have an emissions inspection every other year prior to registering the vehicle. New motor vehicles and the first retail sale of titled motor vehicles with less than 6,000 miles during the model year of the vehicle and the following year are exempt from the emissions inspection. Vehicles with a model year of 1995 and older are exempt from the ASM emissions inspections in Missouri. However, an emissions inspection is required regardless of the model year if the vehicle is sold.

Operating Strategy

Our operating strategy focuses on (a) providing our customers with fast, honest and courteous vehicle testing and inspection services, (b) increasing the volume of business at each site, (c) creating brand awareness for our services and (d) creating repeat customer sales, all of which are designed to enhance our revenue and cash flow. To achieve these goals, we:

•	Seek to secure and maintain emissions testing and safety inspection stations at well-traveled intersections and other locations that are easily accessible by our customers;

•	Coordinate operations, training and local outreach programs in each market to enhance revenue and maximize cost efficiencies within each market;

•	Implement regional management and marketing initiatives in each of our markets;

•	Tailor each facility and use local advertising to describe the services we offer to appeal to the broadest range of consumers;

•	Aspire to expand the use of our mobile vehicle testing units by bidding on federal, state, and local governments for their fleet vehicles, as well as corporate accounts and automotive dealerships.

We currently purchase our raw materials, such as filters, hoses, etc., from several suppliers and, because these raw materials are readily available from a variety of suppliers, we do not rely upon any one supplier for a significant portion of our materials. Certificates of emissions and safety inspections are purchased from each state’s department or agency responsible for overseeing the emissions testing and safety inspections programs in that state.

Intellectual Property

We have registered the trade names “Speedemissions”, “Mr. Sticker”, “Just Emissions” and “Carbonga” in the United States. We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

Competition

The emissions testing and safety inspection industry contains numerous small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations may offer this service. There are no national competitors at this time. We expect competition from local operators at all of our locations. We estimate our total number of competitors to be several thousand across all the markets in which we operate. We expect such competition whenever and wherever we open or acquire a station. Our market share is too small to measure. Our revenue from emissions testing is affected primarily by the number of emissions and safety tests our stations perform, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, provide services in addition to emissions testing, charge lower prices, and advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $15.00 to test a vehicle’s emissions rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce or discount our fees in some of our Atlanta stations. We intend to compete by creating brand awareness through advertising, standard building style and facade, consistent color scheme and uniform, and superior customer experience. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or increase, their current testing volumes and revenues.

 Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

At December 31, 2012, we employed 99 full-time and part-time employees. None of our employees are represented by a union.

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

Website Access

Our website address is www.speedemissions.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished with the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website www.speedemissions.com (under “Investor Relations”) as soon as reasonably practicable after the reports are filed with the SEC. Information on our website is not incorporated by reference into this Annual Report.

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

We may not have sufficient capital or available cash to continue as a going concern.

Our revenues during the year ended December 31, 2012 and to date in 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $19,730,242 at December 31, 2012. We had a working capital deficit of approximately $1,301,000 at December 31, 2012 compared to a working capital deficit of approximately $377,000 at December 31, 2011. Our ability to continue as a going concern will depend upon our ability to increase our revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  In addition, as described below, the second of our two six-month loans currently outstanding under our line of credit facility, with an outstanding balance at March 22, 2013 of approximately $717,000, matures on April 9, 2013 and we have no assurance it will be extended beyond that date. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. The audit report relating to the Consolidated Financial Statements for the years ended December 31, 2012 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. At March 22, 2013, our cash balances were approximately $50,000.

We have suffered material operating losses and have a significant working capital deficit.

We incurred net losses of $656,037 and $1,578,591 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had cash on hand of $54,121, a working capital deficit of $1,301,115, an accumulated deficit of $19,730,242, and a total shareholders’ deficit of $3,777,295. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, have and may continue to impede our ability to generate earnings. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, we will likely go out of business. Even if we accomplish these objectives, we may not generate positive cash flows or profits.

Our line of credit matures on April 9, 2013 and we have no assurance it will be extended beyond that date. Additional capital or borrowings, if needed, may not be available after that date to continue as a going concern.

The second of our two six-month loans currently outstanding under our line of credit facility has an initial maturity of April 9, 2013; however, subject to terms and conditions of the loan agreement, including the consent of the lender, it may be automatically extended for an additional six months on the initial maturity date.  The first of our two loans had an original maturity date of December 8, 2012 and, subject to the terms of the loan agreement, was automatically extended for an additional six months to June 8, 2013. While our line of credit is currently 36% of the maximum limit with an outstanding balance at March 22, 2013 of approximately $717,000, the second of our two six-month loans currently outstanding under our line of credit matures on April 9, 2013 and we have no assurance it will be extended beyond that date.  As a result, we do not anticipate taking additional advances from our line of credit between December 31, 2012 and April 9, 2013.  Therefore, our very near term liquidity is dependent on our working capital and cash on hand and primarily on the revenues generated from our store operations. At March 22, 2013, our cash balances were approximately $50,000. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from store operations. Should we be unable to achieve near term profitability and generate sufficient cash flow from store operations, we would need to raise additional capital or obtain additional borrowings beyond our existing loan facility to in order to remain in business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that we will be able to raise sufficient capital or that any financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Our near term growth, if any, is expected to be financed through limited cash flow from operations, if any.

Our growth in 2013, if any, is expected to be limited to one new store and we anticipate that it would be financed through existing working capital and cash flow from operations, if any. We cannot be certain that we will be successful in generating sufficient cash flow from operations to expand our operations at all. Our growth and expansion would be curtailed if we are unable to generate sufficient cash flow to fund the growth and expansion.

Continued adverse economic conditions may adversely affect our industry, business and results of operations, our ability to obtain additional financing, and the market price of our common stock.

The United States economy has experienced a significant downturn over the past five years. The longer this downturn continues, the more it will lead to reduced consumer and commercial spending which will negatively impact our results from operations. Moreover, reduced revenues as a result of the soft economy has also reduced our working capital and interfered with our long term business strategy. These macroeconomic developments have and may continue to negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships, may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending does not increase, it may result in fewer sales of used automobiles that are subject to emissions testing and safety inspections. If our operating results do not improve significantly downturn and our cash flow or capital resources prove inadequate, we will face even greater liquidity problems that would materially and adversely affect our results of operations and financial condition.

Our inability to pay landlords and vendors within normal trade payment terms could adversely impact our operations.

Our revenues during the year ended December 2012, as well as to date in 2013, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2012 and 2011, as well as to date in 2013, due to insufficient cash flow from operations and self-imposed borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock.

Our largest shareholder, GCA Strategic Investment Fund Limited (“GCA”), and its affiliates, own 7,421,861 shares or approximately 21.4% of our common stock as of December 31, 2012. Upon conversion of their Series A Convertible Preferred Stock, GCA and its affiliates could own up to 11,699,359 shares of our common stock, which would represent 30% of our then outstanding shares of common stock. If the shareholder sold a large number of shares of our common stock into the public market, it could have a negative impact on our stock price. In addition, as a result of the shareholder’s ownership in the Company, the shareholder is able to exercise significant influence on our business including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that GCA and its affiliates may have interests that are different from, or in addition to, the interests of our other shareholders.

There are a large number of shares of preferred stock which if converted will result in substantial dilution of the current common shareholders’ interests.

As of March 22, 2013, there were 34,688,166 shares of common stock outstanding. If all preferred stock are converted to common stock, there will be 38,965,664 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in the Company will be substantially diluted.

We are obligated to redeem a series of our preferred stock upon a change of control.

If a person or group of persons other than GCA acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA, we could be required to redeem the Series A Convertible Preferred Stock issued to GCA at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Series A Convertible Preferred Stock currently outstanding, if this redemption were triggered, we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of our common stock.

There is an extremely limited market for our common stock.

There is an extremely limited trading market for our common stock. Although our common stock is quoted on the OTC Bulletin Board, there are very few trades of our shares. Currently, there are no consistent market makers in our common stock. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development and maintenance of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers on the OTC Bulletin Board are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our losses from operations for each of the past three years, the large number of shares reserved for issuance upon exercise of existing warrants or options or the conversion of outstanding shares of preferred stock, and the small size of our Company mean that it is unlikely that an active and liquid market for our common stock will develop in the foreseeable future.  Even if a market develops, we cannot assure you that a market will continue, or that shareholders will be able to resell their shares at any price. You should carefully consider the limited liquidity of your investment in our common stock.

Because we are subject to the “penny stock” rules, the level of trading activity in our common stock may be reduced.

As noted above, our common stock is quoted on the OTC Bulletin Board. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely impact the market price of our common stock.

We are currently authorized to issue up to 250,000,000 shares of common stock, of which 34,688,166 shares were outstanding as of December 31, 2012, and up to 5,000,000 shares of preferred stock, of which 5,133 shares are outstanding. We may need to raise additional capital in the future by issuing additional shares of common and/or preferred stock. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

We depend upon government laws and regulations that may be changed in ways that may impede our business.

Our business depends upon government legislation and regulations mandating air pollution controls and vehicle safety. At this time, Georgia, Missouri, Texas and Utah laws are especially important to us because all of our existing emissions testing and safety inspection services are conducted in those states. Changes in federal, state or local laws that govern or apply to our operations could have a materially adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedures in our markets. For example, the Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012. Signed by the Governor, the final bill amends Utah’s existing auto safety inspection law and became effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life, rather than  on odd/even model years for vehicles less than eight years old and annually for all other vehicles under the former law. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298. This change will reduce the number of vehicles required to be tested in any given year. Due primarily to the change in Utah safety inspection requirements, our total Utah revenue projected for the year ended December 31, 2013, is expected to be approximately $160,000 or 8.1% less than total actual Utah revenue for the year ended December 31, 2012, which was approximately $1,935,000.  Of this approximate $160,000 projected decrease in 2013 Utah total revenue, we have estimated the annual loss in revenue from the change in safety inspection requirements to be between $120,000 and $140,000 or 21.0% to 24.4%, respectively of actual Utah safety inspection revenue for 2012, which was approximately $573,000. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a centralized system whereby the state, as opposed to private operators, performs vehicle emissions testing. The legislatures in the states in which we operate routinely have bills sponsored which would reduce or eliminate the need for our services in these states. No assurances can be made that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing and safety inspection industry generally or, specifically, on our business.

Because the emissions testing and safety inspection industry is highly competitive, we may lose customers and revenues to our competitors.

Our testing stations face competition from other emissions testing and safety inspection operators that are located near our sites. The markets we operate in are highly fragmented and our competitors generally consist of independent auto repair service providers, service stations, oil and tire repair stores and independent test-only facilities that may only operate a single station. We estimate our total number of competitors to be several thousand across all the markets in which we operate. We expect such competition whenever and wherever we open or acquire a station. Our revenue from emissions testing and safety inspections is affected primarily by the number of vehicles our stations service and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, to provide services in addition to emissions testing, to charge lower prices than we do, and to advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $15.00 to test a vehicle rather than the $25.00 maximum allowed under Georgia law. As a result, we have reduced our fees in several of our Atlanta stations. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or increase, their current testing volumes and revenues. A decrease in testing volume or a further decline of the test fee as the result of competition or other factors could materially impair our profitability and our cash flows, thereby adversely affecting our business and the value of our common stock.

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

If our business grows and expands, we will need the services of other persons to fill key positions in our company. We may not be able to attract, or retain, competent, qualified and experienced individuals to direct and manage our business due to our limited resources. The absence of skilled persons within our company will have a materially adverse effect on us and the value of our common stock.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations, which could result in substantial losses for investors.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A and the following factors may affect our operating results:

•	Quarterly variations in operating results;

•	Any significant sale of stock or exercise of warrants by any of our existing shareholders;

•	Announcements by us or our competitors of new products, significant contracts, acquisitions or strategic relationships;

•	Publicity about our company, management, products or our competitors;

•	Additions or departures of key personnel;

•	Regulatory changes affecting the price we are allowed to charge or the fees required to be remitted to the state for emissions and safety services;

•	Reduced commercial or consumer spending due to the current economic slowdown in the United States;

•	Any future sales of our common stock or other securities; and

•	Stock market price and volume fluctuations of publicly traded companies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

Our business is affected by the seasonal nature of vehicle registrations.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2012. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

 Given the number of individual transactions we process each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems could be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches by hackers, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. The risk of disruption is increased in periods where complex and significant systems changes are undertaken.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation, and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our services. The loss of confidence from a data security breach involving employees could hurt our reputation.

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

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis, Houston, and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 41 stores as of December 31, 2012:

Location	Number of Stores
Georgia	19
Missouri	4
Texas	10
Utah	8
Total	41

Item 3. Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000, plus legal fees against David E. Smith, Barbara Smith and Grant Smith, who are the former owners of Mr. Sticker, Inc. The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserts that the Smith’s interfered with the continuation of the business and interfered with the renewal of certain leases held by the Smiths or by controlled entities of the Smiths. The Company further asserts breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths. The arbitration claim has yet to be heard by the arbitrators.

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

	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$0.030	$0.013
Second Quarter	$0.015	$0.009
Third Quarter	$0.013	$0.010
Fourth Quarter	$0.011	$0.003

Fiscal year ended December 31, 2012:
First Quarter	$0.009	$0.003
Second Quarter	$0.015	$0.005
Third Quarter	$0.038	$0.007
Fourth Quarter	$0.020	$0.007

Fiscal year ended December 31, 2013:
First Quarter (Through March 22)	$0.016	$0.016

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2012 and March 22, 2013, there were 34,688,166 shares of our common stock issued and outstanding, held by approximately 130 shareholders of record. As of December 31, 2012 and March 22, 2012, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders.

Dividends

We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors.

We previously were obligated to pay cumulative dividends at an annual rate of 7% on the outstanding Series A Convertible Preferred Stock. At our option, we could have paid these dividends in cash or in additional shares of our common stock. On October 14, 2005, the holders of Series A Convertible Preferred Stock consented to the termination of dividend accruals on the Series A Convertible Preferred Stock, pursuant to the terms of the Exchange Agreement entered into with GCA. GCA exchanged the $302,847 in cumulative dividends due and unpaid under 2,500 shares of Series A Convertible Preferred Stock through October 14, 2005 for additional shares of Series A Convertible Preferred Stock and warrants to purchase common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of December 31, 2012, we have no issued and outstanding options under this plan. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorizes us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan as of December 31, 2012. As of December 31, 2012, there were 5,000 options issued and outstanding under the 2005 Restated Plan at an exercise price of $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2012, we have 54,000 options issued and outstanding under the 2006 Plan at an exercise price of $0.57 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, we have no issued and outstanding options under the 2008 Plan.

As of December 31, 2012, the aggregate information with respect to our equity compensation plans is as follows:

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

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. The words “may,” “would,” “should,” “will,” “assume,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology are meant to identify such forward-looking statements. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC, including those set forth under “Item 1A. Risk Factors,” in this Annual Report on Form 10-K as well as subsequently filed Quarterly Reports on Form 10-Q.

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

Current Financial Position and Liquidity

Our revenues during the year ended December 31, 2012 and to date in 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $19,730,242 at December 31, 2012. We had a working capital deficit of approximately $1,301,000 at December 31, 2012 compared to a working capital deficit of approximately $377,000 at December 31, 2011. Our near-term liquidity and ability to remain in business is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings beyond our existing line of credit facility, or we would go out of business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. (See Note 1 to the Consolidated Financial Statements)

During the quarter ended June 30, 2012, we replaced our former $100,000 line of credit facility with a new loan agreement with a maximum borrowing limit of $2,000,000, subject to certain conditions stipulated in the new loan agreement.  Under the new loan agreement we have taken two separate loans, as evidenced by two separate revolving note agreements.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan.  Subject to terms and conditions contained in the loan agreement, the $350,000 loan’s original maturity date of December 8, 2012 was automatically extended for six-months creating a new maturity date of June 8, 2013.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores from AEE (see also Note 14 to financial statements).  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and will be amortized over the six-month term of the loan. During the year ended December 31, 2012, a total of $19,644 of the second note’s loan origination costs were expensed leaving the remaining costs, or $99,856, on the balance sheet as of December 31, 2012.  Subject to terms and conditions contained in the loan agreement, including the consent of the lender, the $550,000 loan’s original maturity date of April 9, 2013 can be automatically extended for six-months on its maturity date.  At March 22, 2013, the outstanding balance on the loan facility was approximately $717,000 and our cash balances were approximately $50,000. In the event the lender does not extend the loan agreement, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Overview

As of December 31, 2012 we operated 41 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, Atlanta, Georgia; St. Louis, Missouri; Houston, Texas and Salt Lake City, Utah.

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

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2012 as compared to the comparable year ended December 31, 2011 were as follows:

	Year Ended December 31,		Percentage
	2012	2011	Change
Revenue	$7,752,601	$8,321,991	(6.8)%
Cost of emission certificates	1,770,185	1,843,612	(4.0)%
Store operating expenses	5,242,468	5,562,144	(5.7)%
General and administrative expenses	1,288,177	1,413,050	(8.8)%
(Gain) loss from disposal of non-strategic assets	(13,680)	(41,157)	(66.8)%
Goodwill impairment expense	—	1,108,914	N/A
Operating loss	$(534,549)	$(1,564,572)	(65.8)%

Revenue. For the year ended December 31, 2012, revenue decreased $569,390 or 6.8% to $7,752,601 compared to $8,321,991 in the prior year. The decrease in revenue was primarily due to a decrease in revenue from same store sales of 6.4% or $526,046 and to $82,790 less revenue in 2012 due to closure of two stores in 2011. The decrease in same store sales is mainly attributable to increased competition and discounting at all stores which resulted in discounts issued of $465,596 during 2012 which exceeded by $289,433 the $176,163 discounts issued in 2011. The decrease in 2012 revenue was partially offset by additional revenue of $39,446 generated from five new Georgia stores acquired in December 2012.

Cost of emission certificates. Cost of emission certificates decreased $73,427 or 4.0% to $1,770,185 in the year ended December 31, 2012 and was 22.8% of revenue, compared to $1,843,612 and 22.2% of revenue during 2011. The decrease in the cost of emission certificates over the comparable period was primarily due to the decrease in same store sales during 2012.

Store operating expenses. Our store operating expenses decreased $319,676 or 5.7% to $5,242,468 for the year ended December 31, 2012 and was 67.6% of revenue, compared to $5,562,144 or 66.8% of revenue during 2011. The decrease in store operating expenses was primarily due to a decrease of $294,344 in same store operating expenses, a decrease of $48,755 from the closure of two stores in 2011 partially offset by new store operating expenses of $23,422 for five Georgia stores purchased in December 2012.  The primary cause of the $294,344 decrease in same store operating expenses was due to $195,032 in staff reductions and wage reductions, a decrease of $38,117 in repair and maintenance expense and an increase of $30,756 in revenue from sub-lease of closed stores.

General and administrative expenses. For the year ended December 31, 2012, our general and administrative expenses decreased $124,873 or 8.8% to $1,288,177 from $1,413,050 in 2011. The decrease in general and administrative expenses was primarily due to a $219,790 decrease in payroll and payroll related expenses and a decrease of $63,821 in shareholder and investor relations expenses offset by $98,181 in increased professional fees and an increase of $30,021 in fees related to new financing.

Gain from disposal of non-strategic assets. For the year ended December 31, 2012, we recognized a gain of $13,680 from the disposal of non-strategic assets, compared to a gain of $41,157 from the disposal of non-strategic assets in the year ended December 31, 2011. These non-strategic assets consisted primarily of excess testing equipment from closed stores.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of December 31, 2011.  We determined that no goodwill impairment existed at December 31, 2012.

2011 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8, 2005	$1,108,914

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of the Just, Inc. stores located in Utah, it was estimated that Just, Inc.’s future cash flows would not be sufficient to cover the carrying value of its goodwill. The amount of goodwill impaired in 2011 was $1,108,914 and was recorded in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Operating loss. Our operating loss decreased by $1,030,023 or 65.8% in the year ended December 31, 2012 and was $534,549 compared to an operating loss of $1,564,572 in the year ended December 31, 2011.  The primary cause of this decrease was the absence, in 2012, of the $1,108,914 goodwill impairment charge recorded in 2011.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2012 as compared to the year ended December 31, 2011 were as follows:

	2012	2011
Operating loss	$(534,549)	$(1,564,572)
Interest income	3,020	3,288
Interest expense	(124,508)	(17,307)
Net loss	$(656,037)	$(1,578,591)
Basic and diluted net loss per share	$(0.02)	$(0.05)
Weighted average shares outstanding, basic and diluted	34,688,166	30,991,130

The increase of $107,201 in interest expense during 2012, compared to 2011, was primarily the result of the amortization of loan origination costs associated with the new line of credit acquired during June 2012.

Net loss and basic and diluted net loss per share. Our net loss decreased from $1,578,591 in 2011 to $656,037 in 2012. Our basic and diluted net loss per share in the years ended December 31, 2011 and 2012 was $0.05 and $0.02, respectively. The decrease in the net loss and net loss per share was mainly attributable to no goodwill impairment expense in 2012 compared to a $1,108,914 goodwill impairment expense in the year ended December 31, 2011. Also contributing to the decrease in the net loss per share was an increase in the weighted average number of shares outstanding, basic and diluted.

Liquidity and Capital Resources

Introduction

Net loss for the year ended December 31, 2012 was $656,037 or $(0.02) per share, compared to a net loss of $1,578,591 or $(0.05) per share for the year ended December 31, 2011. Revenues for the year ended December 31, 2012 decreased $569,390, or 6.8%, to $7,752,601 from $8,321,991 in the year ended December 31, 2011. As of December 31, 2012, we had cash on hand of $54,121, a working capital deficit of $1,301,115, an accumulated deficit of $19,730,242 and total shareholders’ deficit of $3,777,295.

While our line of credit facility of $2,000,000 is currently 36% of the maximum limit with an outstanding balance at March 22, 2013 of approximately $717,000, our line of credit matures on April 9, 2013 and we have no assurance it will be extended beyond that date.  As a result, we do not anticipate taking additional advances from our line of credit between December 31, 2012 and April 9, 2013.  Due to our decision not to take additional line of credit advances in 2013 prior to the April 9, 2013 maturity of our line of credit, we do not believe that our existing cash and cash flows from operations will be sufficient to support our operating and investing needs for at least the next twelve months. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that such capital or financing would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms.

Effective November 30, 2012, the Company purchased, for $425,000 in cash, certain assets of AEE. The assets purchased consisted of the operating assets of five emissions testing stations, which the Company intends to continue to operate under the Auto Emissions Express name.  The Company incurred $11,620 in legal costs related to the acquisition of the five AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2012.  During the year ended December 31, 2012, the five AEE stores recorded $39,446 in revenues or 0.5% of the Company’s $7,752,601 in consolidated revenues and $9,225 in store level operating income or 1.3% of the Company’s store level operating profit.    The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction. The purchase price was paid in cash using funds available under our existing credit agreement with TCA Global Master Credit, LP (“TCA”).

During the year ended December 31, 2012, our line of credit net borrowings increased $653,600 to the outstanding balance of $743,600 at December 31, 2012 from $90,000 at December 31, 2011. At March 22, 2013, the outstanding balance on the loan facility was approximately $717,000 and our cash balances were approximately $50,000.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total shareholders’ equity as of December 31, 2012 as compared to December 31, 2011 were as follows:

	As of December 31, 2012	As of December 31, 2011	Change
Cash	$54,121	$129,095	$(74,974)
Total current assets	318,706	269,362	49,344
Total assets	2,643,068	2,233,464	409,604
Total current liabilities	1,619,821	645,955	973,866
Total liabilities	1,841,017	775,376	1,065,641
Series A convertible preferred stock	4,579,346	4,579,346	—
Total shareholders’ (deficit) equity	(3,777,295)	(3,121,258)	(656,037)

For the year ended December 31, 2012, our net cash used in operating activities was $83,779, as compared to net cash used in operating activities of $253,348 for the year ended December 31, 2011. Negative operating cash flows during 2012 were primarily created by a net loss of $656,037, an increase of $36,878 in other current assets and a gain on the disposal of assets of $13,680. Offsetting the negative operating cash flows was an increase of $353,837 in accounts payable and accrued liabilities plus depreciation and amortization of $276,663.  Depreciation and amortization includes $94,052 representing amortization of loan origination costs associated with the TCA line of credit.

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

On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to make asset acquisitions, pay trade payables and for other working capital purposes. Under the new loan agreement we have taken two separate loans, as evidenced by two separate revolving note agreements.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan.  Subject to terms and conditions contained in the loan agreement, the $350,000 loan’s original maturity date of December 8, 2012 was automatically extended for six-months creating a new maturity date of June 8, 2013.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores from AEE (see also Note 14 to financial statements).  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and will be amortized over the six-month term of the loan. During the year ended December 31, 2012, a total of $19,644 of the second note’s loan origination costs were expensed leaving the remaining costs, or $99,856, as a pre-paid expense as of December 31, 2012.  Subject to terms and conditions contained in the loan agreement, including the consent of the lender, the $550,000 loan’s original maturity date of April 9, 2013 can be automatically extended for six-months on its maturity date.  The annual interest rate on the note is 10%. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The balance due under the Loan Agreement was $743,600 at December 31, 2012.

Inflation has not had an abnormal or unanticipated effect on our operations. Our cost of emission certificates does not fluctuate from year to year as the fee we pay to the state or local government agency remains constant over the state’s contract period with the administrator, which is usually five to seven years.

As of December 31, 2012, we had a shareholders’ deficit of $3,777,295 compared to shareholders’ deficit of $3,121,258 at December 31, 2011. The shareholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash used in investing activities was $373,961 for the year ended December 31, 2012.  Net cash provided by investing activities was $32,260 for the year ended December 31, 2011.

Our capital investments made during 2012 primarily involved $425,000 used in the acquisition of five AEE stores and $8,186 used to purchase equipment for existing stores reduced by proceeds from the disposal of non-strategic assets in the amount of $38,100 and proceeds from a note receivable of $21,125.

Our capital investments made during 2011 primarily involved capital expenditures of $16,113 related to leasehold improvements and the purchase of equipment for our stores, proceeds from the disposal of non-strategic assets in the amount of $31,623 and proceeds from a note receivable of $16,750.

Net cash provided by financing activities was $382,766 for the year ended December 31, 2012, compared to $88,583 for the year ended December 31, 2011.  Net cash provided by financing activities during 2012 was used for payments on capitalized leases of $52,146, payments on equipment financing obligations in the amount of $24,780 and payments to obtain financing of $25,408.  These payments were offset by $485,100 in net proceeds received from our line of credit. Net cash provided by financing activities during 2011 was used for payments on debt in the amount of $20,105 and payments on capitalized leases of $45,312 offset by $90,000 in net proceeds received from a line of credit and $64,000 from the exercise of warrants into common stock.

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

Impairment of Long-Lived Assets and Goodwill – The Company reviews long-lived assets such as property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the assets, an impairment loss is recognized for the excess of the carrying value over the fair value of the long-lived assets.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, none of our goodwill was impaired during 2012 or as of December 31, 2012. Furthermore, a 20% increase in the discount rates used to determine fair value would not result in impairment. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record an impairment charge.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carry-forwards. The valuation allowance increased $240,000 in the year ended December 31, 2012. At December 31, 2012 and at December 31, 2011, net deferred tax assets of $6,257,000 and $6,017,000, respectively, were fully reserved by a valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

Speedemissions, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Speedemissions, Inc.

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 29, 2013

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31,

	2012	2011
Assets
Current assets:
Cash	$54,121	$129,095
Note receivable – current portion	12,000	21,125
Certificate and merchandise inventory	56,531	59,822
Deferred financing costs	99,856	-
Other current assets	96,198	59,320
Total current assets	318,706	269,362
Note receivable, net of current portion	70,934	79,914
Property and equipment, net	523,264	539,673
Goodwill	1,619,866	1,240,152
Other assets	110,298	104,363
Total assets	$2,643,068	$2,233,464
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$743,600	$90,000
Note payable	55,000	55,000
Accounts payable	467,750	220,625
Accrued liabilities	306,808	200,096
Current portion - capitalized lease obligations	26,844	40,659
Current portion - equipment financing obligations	3,144	24,780
Current portion - deferred rent	16,675	14,795
Total current liabilities	1,619,821	645,955
Capitalized lease obligations, net of current portion	92,250	681
Equipment financing obligations, net of current portion	4,106	—
Deferred rent	112,431	121,390
Other long term liabilities	12,409	7,350
Total liabilities	1,841,017	775,376
Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 shares issued and outstanding	34,618	34,618
Additional paid-in capital	15,918,329	15,918,329
Accumulated deficit	(19,730,242)	(19,074,205)
Total shareholders’ deficit	(3,777,295)	(3,121,258)
Total liabilities and shareholders’ deficit	$2,643,068	$2,233,464

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2012	2011
Revenue	$7,752,601	$8,321,991
Costs of revenue:
Cost of emissions certificates	1,770,185	1,843,612
Store operating expenses	5,242,468	5,562,144
General and administrative expenses	1,288,177	1,413,050
(Gain) loss from disposal of non-strategic assets	(13,680)	(41,157)
Goodwill impairment expense	—	1,108,914
Operating loss	(534,549)	(1,564,572)
Interest income (expense)
Interest income	3,020	3,288
Interest expense	(124,508)	(17,307)
Interest, net	(121,488)	(14,019)
Net loss	$(656,037)	$(1,578,591)
Basic and diluted net loss per common share	$(0.02)	$(0.05)
Weighted average common shares outstanding, basic and diluted	34,688,166	30,991,130

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Years Ended December 31, 2012 and 2011

	Preferred Stock - Series B		Common Stock		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2010	215,982	$216	22,789,288	$22,789	$15,806,600	$(17,495,614)	$(1,666,009)
Issuance of restricted common stock awards	—	—	5,666,058	5,596	49,246	—	54,842
Exercise of warrants	—	—	4,000,000	4,000	60,000	—	64,000
Conversion –Preferred Stock – Series B	(215,982)	(216)	1,632,820	1,633	(1,417)	—	—
Issuance of common stock for services	—	—	600,000	600	3,900	—	4,500
Net loss	—	—	—	—	—	(1,578,591)	(1,578,591)
Balance at December 31, 2011	—	$—	34,688,166	$34,618	$15,918,329	$(19,074,205)	$(3,121,258)
Net loss	—	—	—	—	—	(656,037)	(656,037)
Balance at December 31, 2012	—	$—	34,688,166	$34,618	$15,918,329	$(19,730,242)	$(3,777,295)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011
Operating activities:
Net loss	$(656,037)	$(1,578,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	276,663	201,115
Goodwill impairment expense	—	1,108,914
Gain from disposal of non-strategic assets	(13,680)	(41,157)
Stock issued for services	—	4,500
Share based compensation including director stock awards	—	54,842
Changes in operating assets and liabilities:
Certificate and merchandise inventory	3,291	17,579
Other current assets	(36,878)	(501)
Other assets	(5,935)	1,240
Accounts payable and accrued liabilities	353,837	41,393
Other liabilities	(5,040)	(62,682)
Net cash used in operating activities	(83,779)	(253,348)
Cash flows from investing activities:
Purchases of property and equipment	(8,186)	(16,113)
Proceeds from note receivable	21,125	16,750
Proceeds from asset sales	38,100	31,623
Acquisition of business	(425,000)	—
Net cash provided by (used in) investing activities	(373,961)	32,260
Cash flows from financing activities:
Proceeds from exercise of warrants into common stock	—	64,000
Proceeds from line of credit	2,415,100	697,000
Payments on line of credit	(1,930,000)	(607,000)
Payments to obtain financing	(25,408)	—
Payments on equipment financing obligations	(24,780)	(20,105)
Payments on capitalized leases	(52,146)	(45,312)
Net cash provided by financing activities	382,766	88,583
Net decrease in cash	(74,974)	(132,505)
Cash at beginning of year	129,095	261,600
Cash at end of year	$54,121	$129,095
Supplemental Information:
Cash paid during the period for interest	$28,936	$17,307
Non-cash transaction:
Conversion of redeemable preferred stock into common shares
Barron Partners, LP converted 215,982 shares of Preferred B Stock into 1,632,820 common shares during the year ended December 31, 2011
Proceeds from capital leases	$129,900	$-
Proceeds from equipment financing	$7,250	$-
Loan origination costs	$168,500	$-
Note receivable from the disposal of assets	$-	$15,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

We have experienced recurring net losses which have caused an accumulated deficit of approximately $19,730,242 at December 31, 2012. We had a working capital deficit of $1,301,115 at December 31, 2012 compared to a working capital deficit of $376,593 at December 31, 2011.

Our revenues for the fiscal years ended December 31, 2012 and 2011, as well as revenues for 2013 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2012 and to date have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

While our line of credit facility of $2,000,000 is currently 36% of the maximum limit with an outstanding balance at March 22, 2013 of approximately $717,000, our line of credit matures on April 9, 2013 and we have no assurance it will be extended beyond that date.  As a result, we do not anticipate taking additional advances from our line of credit between December 31, 2012 and April 9, 2013.   Therefore, our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the year ended December 31, 2012, our line of credit net borrowings increased $653,600 to the outstanding balance of $743,600 at December 31, 2012 from $90,000 at December 31, 2011. At March 22, 2013, the outstanding balance on the loan facility was approximately $717,000 and our cash balances were approximately $50,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2012, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

During the first quarter of 2012, the majority of the Company’s employees received a 2% reduction in their salary or hourly wage rate. Our revenues during the year ended December 2012, as well as to date in 2013, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2012 and 2011, as well as to date in 2013, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. (“Speedemissions” or the “Company”) performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2012, the Company operated 41 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

Property and Equipment

Property and equipment are recorded at original cost and depreciated on a straight-line basis over their estimated useful lives, as follows: buildings, 15 years; emission testing equipment, five to seven years; furniture, fixtures and office equipment, three to five years, and vehicles three years.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, none of our goodwill was impaired during 2012 or as of December 31, 2012. Furthermore, a 20% increase in the discount rates used to determine fair value would not result in impairment. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record an impairment charge.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. Due to the Company’s net loss, potential dilutive common shares from options and warrants have been excluded from the weighted-average number of common shares outstanding as they are anti-dilutive.

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

Recently Issued Accounting Pronouncements

FASB ASC Topic 820. In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our financial statements.

Note 4: Note Receivable

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

The balance of the note receivable was $82,934 and $101,039 at December 31, 2012 and 2011, respectively.

Note 5: Property and Equipment

Property and equipment at December 31, 2012 and 2011 were as follows:

	2012	2011
Buildings	$485,667	$485,667
Emissions testing equipment	1,586,613	1,474,142
Furniture, fixtures and office equipment	153,081	158,782
Vehicles	25,772	25,772
Leasehold improvements	323,295	327,956
	2,574,428	2,472,319
Less accumulated amortization and depreciation	2,051,164	1,932,646
	$523,264	$539,673

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

At December 31, 2012 and 2011, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2011. The Company believes that goodwill is not impaired at December 31, 2012.  The 2011 impairment related to the goodwill recorded from the acquisition of the following company:

2011 Goodwill Impairment:

Company Acquired	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8,2005	$1,108,914

The following schedule presents the valuation of goodwill as of December 31, 2012:

December 31, 2010	$2,349,066
Just Inc. goodwill impairment	(1,108,914)
December 31, 2011	$1,240,152
Auto Emissions Express goodwill	379,714
December 31, 2012	$1,619,866

Note 7: Accrued Liabilities

Accrued liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Professional fees	$84,388	$82,948
Accrued payroll	69,074	69,419
Accrued property taxes	62,159	10,074
Other	91,187	37,655
	$306,808	$200,096

Note 8: Equipment Financing Agreements

On December 7, 2007 and December 19, 2007, the Company entered into 60 month equipment financing agreements with two financing companies in the amounts of $55,124 and $40,458, respectively. The financing agreements are secured by the equipment and are personally guaranteed by the President of the Company. The financing agreements bear interest at 17.35% and 10.37% per annum, respectively.

On November 17, 2012, the Company entered into a 24 month equipment financing agreement with a financing company in the amount of $7,250. The financing agreement is secured by the equipment. The financing agreement bears interest at 27% per annum.

Equipment financing agreements at December 31 consisted of the following:

	2012	2011
Equipment financing agreements	$7,250	$24,780
Less current portion	3144	24,780
Long-term portion	$4,106	$—

Future minimum debt payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2012:

Year Ending December 31,
2013	$3,144
2014	4,106
$7,250

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (“Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note will be used for general working capital purposes. The Note bears 0% interest and is due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In connection with the issuance of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share, (see Note 13 to Consolidated Financial Statements). The Note was extended on November 6, 2012 establishing a new maturity date of November 6, 2013.  The Note had a balance due of $55,000 on December 31, 2012 and December 31, 2011.

Revolving Credit Facility

On June 8, 2012, the Company paid off and cancelled its revolving line of credit agreement with Regions Bank, pursuant to which the Company had borrowed up to $100,000 in order to pay trade payables and for working capital purposes. Funds to pay off the Regions Bank revolving line of credit came from a new loan facility entered into on June 8, 2012 (as described below).  At December 31, 2011, the balance due under the Regions Bank line of credit was $90,000.

On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to pay trade payables and for working capital purposes. Under the new loan agreement we have taken two separate loans, as evidenced by two separate revolving note agreements.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan.  Subject to terms and conditions contained in the loan agreement, the $350,000 loan’s original maturity date of December 8, 2012 was automatically extended for six-months creating a new maturity date of June 8, 2013.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores from AEE (see also Note 14 to financial statements).  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and will be amortized over the six-month term of the loan. During the year ended December 31, 2012, a total of $19,644 of the second note’s loan origination costs were expensed leaving the remaining costs, or $99,856, on the balance sheet as of December 31, 2012.  Subject to terms and conditions contained in the loan agreement, including the consent of the lender, the $550,000 loan’s original maturity date of April 9, 2013 can be automatically extended for six-months on its maturity date.  The annual interest rate on the note is 10% per annum. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The Company is subject to various financial covenants under the Loan Agreement.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to Lender. As of December 31, 2012, the Company was in compliance with all covenants required under the Loan Agreement.  The balance due under the Loan Agreements was $743,600 at December 31, 2012.

Note 10: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2012 and 2011, there were no uncertain tax positions. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years after 2008 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $12,984,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2030.

Differences between the income taxes incurred for 2012 and 2011 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2012	2011
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating losses	$4,934,000	$4,497,000
Goodwill	1,083,000	1,306,000
Other	240,000	214,000
	6,257,000	6,017,000
Valuation allowance	(6,257,000)	(6,017,000)
Net deferred tax asset	$—	$—

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

The following table sets forth the computation for basic and diluted net loss per share for the year ended December 31, 2012 and 2011, respectively:

	2012	2011
Net loss (A)	$(656,037)	$(1,578,591)

Weighted average common shares - basic (B)	34,688,166	30,991,130
Effect of dilutive securities:
Dilutive effect of stock options (1)	—	—
Dilutive effect of stock warrants (1)	—	—
Dilutive effect of unrestricted Preferred Series A Shares (2)	—	—

	2012	2011
Weighted average common shares - diluted (C)	34,688,166	30,991,130
Net loss per share - basic (A/B)	$(0.02)	$(0.05)
Net loss per share - diluted (A/C)	$(0.02)	$(0.05)

(1)
As a result of the Company’s net loss for the year ended December 31, 2012 and 2011, aggregate Common Stock Equivalents of 59,000 in each year issuable under stock option plans that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the year ended December 31, 2012 and 2011. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the year ended December 31, 2012 and 2011, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2012 and 2011. These Common Stock Equivalents could be dilutive in future periods.

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2012 and 2011, the excess of rent expense over cash payments was $129,106 and $136,185, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2012:

Year Ending December 31
2013	$1,297,762
2014	1,024,850
2015	721,911
2016	419,554
2017	282,897
2018 and later	503,145
$4,250,119

Total rent expense under all operating leases totaled $1,589,065 in 2012 and $1,589,512 in 2011. Total rent income from sub-lease agreements on operating leases totaled $152,313 in 2012 and $121,557 in 2011.   Total future rent income from sub-lease agreements on operating leases due over the next four years is approximately $354,000.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments.  The Company held $161,325 in equipment under capital lease with accumulated depreciation of $37,920 at December 31, 2012.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2012:

Year Ending December 31
2013	$45,188
2014	44,421
2015	44,421
2016	25,913
159,943

Year Ending December 31
Less amounts representing interest	40,849
Present value of net minimum lease payments	119,094
Less current portion	26,844
Long-term capitalized lease obligations	$92,250

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000 plus legal fees against the former owners of Mr. Sticker, Inc., David E. Smith, Barbara Smith and Grant Smith. The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserts that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserts breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths. The arbitration claim has yet to be heard by the arbitrators.

 Note 13: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2012 and 2011. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited (“GCA”) held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2012 and 2011. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2012 and 2011. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2012.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company, the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Deficit in the Company’s consolidated balance sheets. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2012 and 2011 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

In the event of liquidation, dissolution or winding up of the Company, preferred shareholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

The Company issued a total of 0 and 1,632,820 shares of common stock to Barron Partners, LP (“Barron”) during December 2012 and 2011, respectively. The issuances to Barron resulted from Barron’s conversion of a total of 0 and 215,981 shares of Preferred B Stock on multiple occasions during 2012 and 2011, respectively. The conversions did not result in the violation of Barron’s ownership restrictions as Barron sold the common shares acquired through preferred conversions to remain below 4.99% ownership.

On August 12, 2011 and November 10, 2011, the Company’s Board of Directors approved the issuance of 300,000 shares and 300,000 shares of our common stock to Mr. Gerald Amato for consulting and investor relations services to be provided to the Company during the third and fourth quarters of 2011, respectively. Mr. Amato serves on the Company’s Board of Directors. For financial reporting purposes, the Company valued the shares based on the value of the shares of its common stock on the date of issuance since the Company’s agreement to pay for the services was based on a fixed number of shares, instead of a fixed value. The Company recognized $3,000 and $1,500 in expense related to the services performed in the third and fourth quarters of 2011, respectively.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 34,688,166 shares were issued and outstanding as of December 31, 2012 and 2011. The total number of shares reserved for options and warrant conversions was 59,000 on December 31, 2012 and 2011.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors’ stock options, restricted stock awards, unrestricted stock awards and performance stock rewards.

Under the Company’s 2001 Stock Option Plan  (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. There were no options outstanding under the 2001 Plan as of December 31, 2012. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for  up to 303,498 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vested annually in three equal installments. There were 5,000 options outstanding under the 2005 Plan as of December 31, 2012. The Company does not anticipate granting any additional options under the 2005 Plan in the future.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments. There were 54,000 options outstanding under the 2006 Plan as of December 31, 2012. The Company does not anticipate granting any additional options under the 2006 Plan in the future.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the “2008 Plan”. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. There were no options outstanding under the 2008 Plan as of December 31, 2012.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares from the Company’s 2008 Plan to each of the Company’s five directors. The common stock awards vested immediately. The Company did not grant common stock option awards in 2012. The Company recognized $10,500 in share-based compensation expense from the 500,000 common shares awarded to the Company’s directors in 2010. The common shares awarded vested immediately and the stock price was $0.021 on the date of the grant.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,025,000 and 1,025,000 stock options available to be granted under these plans at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, options to purchase a total of 59,000 had been granted and were outstanding under these four plans. Options to purchase 59,000 common shares were exercisable as of December 31, 2012 and 2011, respectively.

The Company recorded $0 and $54,842 in share-based compensation expense during the years ended December 31, 2012 and 2011, respectively. These expenses are included in the Company’s general and administrative expenses in its Statements of Operations.

 The Company did not grant stock options in 2012 or 2011. For stock option grants issued prior to 2010, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%. The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2012 and 2011:

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	59,000	$0.61	5,760,308	$0.35
Granted	—	$—	—	$—
Exercised/exchanged	—	$—	(5,596,058)	$0.34
Expired	—	$—	(105,250)	$0.42
Options outstanding at December 31,	59,000	$0.61	59,000	$0.61
Options exercisable at December 31,	59,000	$0.61	59,000	$0.61

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding As of December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable As of December 31, 2012	Weighted Average Exercise Price
$0.00 - $0.99	54,000	3.78 years	$0.57	54,000	$0.57
$1.00 - $1.99	5,000	0.27 years	$1.00	5,000	$1.00
$0.00 - $0.99	59,000	4.05 years	$0.61	59,000	$0.61

As of December 31, 2012, there was no unrecognized stock-based compensation expense related to non-vested stock options. The following table represents our non-vested stock options and activity for the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2010	2,667	$0.03
Granted	—
Vested	(2,667)	0.03
Non-vested options — December 31, 2011	—	—
Granted	—	—
Vested	—	—
Non-vested options — December 31, 2012	—	$—

The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2012 and 2011, respectively, based on the Company’s closing stock price of $0.01 and $0.01, respectively. The aggregate intrinsic value of options vesting during 2012 and 2011 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model.

November 11, 2010, the Company entered into the Note with GCA. The funds received from the Note were used for general working capital purposes. The Note bears 0% interest and was due in full on November 11, 2012. The note was extended on November 6, 2012 establishing a new maturity date of November 6, 2013.  The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In connection with the issuance of the Note as discussed in note 9, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share. On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011. On April 15, 2011, GCA exercised the amended common stock warrants and paid $64,000 to the Company on April 18, 2011. The Company used the $64,000 for working capital purposes.

There were no warrants granted during the year ended December 31, 2012 and 2011.

The fair value calculated using Black-Scholes was negligible and has not been separately accounted for. The following table represents our warrant activity for the years ended December 31, 2012 and 2011:

Number of Warrants
Outstanding Warrants — December 31, 2010	4,085,000
Exercised	(4,000,000)
Forfeited	(85,000)
Outstanding Warrants — December 31, 2011	—
Granted	—
Exercised	—
Outstanding Warrants — December 31, 2012	—

All warrants issued were fully vested within the calendar year in which they were granted. Prior to January 1, 2010, the Company issued warrants to purchase shares of the Company’s common stock to certain members of its Board of Directors, investors, consultants, creditors and others.

As of December 31, 2012, there were no warrants to purchase common stock outstanding.

Note 14: Business Acquisitions

Effective November 30, 2012, the Company purchased, for $425,000 in cash, certain assets of Auto Emissions Express, LLC (“AEE”). The assets purchased consisted of the operating assets of five emissions testing stations, which the Company intends to continue to operate under the Auto Emissions Express name.  The Company incurred $11,620 in legal costs related to the acquisition of the five AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2012.  During the year ended December 31, 2012, the five AEE stores recorded $39,446 in revenues or 0.5% of the Company’s $7,752,601 in consolidated revenues and $9,225 in store level operating income or 1.3% of the Company’s store level operating profit.    The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction.

The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired was established. The purchase price allocation was based on the estimated fair values of the assets acquired. Such fair values were estimated by management.

The purchase price allocation was as follows:

Property and equipment	$45,286
Goodwill	379,714
$425,000

Note 15: Risks and Uncertainties

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

If a person or group of persons other than GCA acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA, we could be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of our common stock.

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock, which if sold could have a negative impact on our stock price. The Company had 34,688,166 shares of common stock issued and outstanding as of December 31, 2012. As of December 31, 2012, our largest shareholder, GCA, and its affiliates, owned 7,421,861 shares of our common stock. GCA and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon the conversion of their Preferred A Stock, GCA could own up to 11,699,359 shares of our common stock.

 Note 16: Significant Fourth Quarter Adjustments

During the fourth quarter of 2011, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded from the its Just Inc. acquisition in 2005 was impaired due to a decline in operating performance and anticipated future performance at the stores located in Utah. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the net assets. The fair value of the reporting unit was determined using discounted cash flow techniques. The amount of the goodwill impairment expensed during the fourth quarter of 2011 was $1,108,914. See Note 6 to the Consolidated Financial Statements for additional information.

During the fourth quarter of 2012, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded as of December 31, 2012 was not impaired. The fair value of the reporting unit was determined using discounted cash flow techniques.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  There were no significant changes in the company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our internal control over financial reporting was effective.

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Shareholders.

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

10.16	Credit Agreement with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.17	Revolving Note with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.18	$60,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 6, 2012.

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files1

1 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 29, 2013		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 29, 2013		/s/ Larry C. Cobb
	By:	Larry C. Cobb, Chief Financial Officer and Chief Accounting Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Parlontieri, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Richard A. Parlontieri	Dated: March 29, 2013
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer

	/s/ Bradley A. Thompson	Dated: March 29, 2013
By:	Bradley A. Thompson, Director

	/s/ Gerald Amato	Dated: March 29, 2013
By:	Gerald Amato, Director

	/s/ Michael E. Guirlinger	Dated: March 29, 2013
By:	Michael E. Guirlinger, Director

/s/ Larry C. Cobb
By:	Larry C. Cobb, Chief Financial Officer, Chief Accounting Officer and Secretary	Dated: March 29, 2013

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

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

10.16	Credit Agreement with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.17	Revolving Note with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.18	$60,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 6, 2012.

23.1	Consent of Habif, Arogeti & Wynne, LLP

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files1

1 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.