Form 10-Q
period 2013-03-31
SPEEDEMISSIONS INC
filed 2013-05-14
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, there were 34,688,166 shares of common stock, par value $.001, issued and outstanding.

Speedemissions, Inc.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q of Speedemissions, Inc. (“Speedemissions” or the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate. The words “may,” “would,” “should,” “will,” “assume,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology are meant to identify such forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, including those described under Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, some of which are beyond the Company’s control and are difficult to predict. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company’s future results and shareholder values may differ materially from those expressed or forecast in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$80,237	$54,121
Notes receivable – current portion	12,000	12,000
Certificate and merchandise inventory	42,146	56,531
Deferred financing costs	39,942	99,856
Other current assets	111,183	96,198
Total current assets	285,508	318,706
Notes receivable, net of current portion	68,689	70,934
Property and equipment, net	481,839	523,264
Goodwill	1,619,866	1,619,866
Other assets	104,894	110,298
Total assets	$2,560,796	$2,643,068

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$698,085	$743,600
Note payable	56,932	55,000
Accounts payable	620,048	467,750
Accrued liabilities	380,911	306,808
Current portion - capitalized lease obligations	25,863	26,844
Current portion - equipment financing obligations	3,144	3,144
Current portion – deferred rent	16,675	16,675
Total current liabilities	1,801,658	1,619,821
Capitalized lease obligations, net of current portion	86,118	92,250
Equipment financing obligations, net of current portion	3,397	4,106
Deferred rent	125,935	112,431
Other long term liabilities	12,409	12,409
Total liabilities	2,029,517	1,841,017

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 shares issued and outstanding at March 31, 2013 and December 31, 2012	34,618	34,618
Additional paid-in capital	15,918,329	15,918,329
Accumulated deficit	(20,001,014)	(19,730,242)
Total shareholders’ deficit	(4,048,067)	(3,777,295)
Total liabilities and shareholders’ deficit	$2,560,796	$2,643,068

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2013	2012
Revenue	$1,889,013	$1,921,005
Costs of revenue:
Cost of emission certificates	422,941	425,747
Store operating expenses	1,358,208	1,312,551
General and administrative expenses	291,495	299,042
Gain from disposal of non-strategic assets	-	(2,458)
Operating loss	(183,631)	(113,877)
Interest income (expense)
Interest income	755	755
Interest expense	(87,896)	(3,660)
Interest, net	(87,141)	(2,905)
Net loss	$(270,772)	$(116,782)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding, basic and diluted	34,688,166	34,688,166

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(270,772)	$(116,782)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	108,678	45,890
Gain from disposal of non-strategic assets	-	(2,458)
Changes in operating assets and liabilities:
Certificate and merchandise inventory	14,386	(10,993)
Other current assets	(14,984)	(12,800)
Other assets	5,404	-
Accounts payable and accrued liabilities	228,332	88,307
Other liabilities	13,504	400
Net cash provided by (used in) operating activities	84,548	(8,436)
Cash flows from investing activities:
Purchases of property and equipment	(7,340)	-
Proceeds from note receivable	2,245	11,370
Proceeds from asset sales	-	3,100
Net cash provided by (used in) investing activities	(5,095)	14,470
Cash flows from financing activities:
Proceeds from line of credit	816,185	5,000
Payments on line of credit	(861,700)	-
Payments on equipment financing obligations	(709)	(5,954)
Payments on capitalized leases	(7,113)	(11,989)
Net cash used in financing activities	(53,337)	(12,943)
Net increase (decrease) in cash	26,116	(6,909)
Cash at beginning of period	54,121	129,095
Cash at end of period	$80,237	$122,186
Supplemental Information:
Cash paid during the period for interest	$87,896	$3,195

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

March 31, 2013
(Unaudited)

Note 1. Going Concern

The accompanying consolidated financial statements of Speedemissions, Inc. (references in this Report to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries) have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

We have experienced recurring net losses which have caused an accumulated deficit of $20,001,014 at March 31, 2013. We had a working capital deficit of $1,516,150 at March 31, 2013 compared to a working capital deficit of $1,301,115 at December 31, 2012.

Our revenues for the quarter ended March 31, 2013 and the fiscal year ended December 31, 2012 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter ended March 31, 2013 and for the fiscal year ended December 31, 2012 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near-term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

While our line of credit facility of $2,000,000 is currently 36% of the maximum limit with an outstanding balance at May 9, 2013 of approximately $719,000, our line of credit matures on June 8, 2013 and we have no assurance it will be extended beyond that date.  As a result, we do not anticipate taking additional advances from our line of credit between March 31, 2013 and June 8, 2013.   Therefore, our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the quarter ended March 31, 2013, our line of credit net borrowings decreased $45,515 to the outstanding balance of $698,085 at March 31, 2013 from $743,600 at December 31, 2012. At May 9, 2013, the outstanding balance on the loan facility was approximately $719,000 and our cash balances were approximately $34,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At March 31, 2013, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

 During the year ended December 31, 2012, as well as the quarter ended March 31, 2013, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

 Note 2: Nature of Operations

Description of Business

Speedemissions is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 31, 2013, we operated 41 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta-based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Fair Value of Financial Instruments

The carrying amounts of cash, other current assets, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these accounts. Fair value of the equipment financing agreements and capital lease obligations approximate carrying value based upon current borrowing rates. The fair value of the Company’s note receivable and note payable also approximates the carrying value because outstanding balances can be repaid at any time.

Note 4: Inventory

Inventory at March 31, 2013 consisted of certificate and merchandise inventory and was $33,329 and $8,817, respectively. Inventory at December 31, 2012 consisted of certificate and merchandise inventory and was $38,062 and $18,469, respectively.

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

The present value of the note receivable was $80,689 and $82,934 at March 31, 2013 and December 31, 2012, respectively.

Note 6: Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,586,613	1,586,613
Furniture, fixtures and office equipment	154,749	153,081
Vehicles	25,772	25,772
Leasehold improvements	328,967	323,295
	2,581,768	2,574,428
Less: accumulated depreciation and amortization	2,099,929	2,051,164
	$481,839	$523,264

 Note 7: Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Professional fees	$121,457	$84,388
Accrued payroll	59,779	69,074
Accrued property taxes	93,055	62,159
Other	106,620	91,187
	$380,911	$306,808

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of March 31, 2013 and December 31, 2012 was $6,541 and $7,250, respectively.

Note 9: Note Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013 and a maturity value of $60,000.  The $5,000 increase in maturity value of the Note was a financial requirement to accomplish the Note’s renewal.   The Note had a balance due of $56,932 and $55,000 on March 31, 2013 and December 31, 2012, respectively.

Revolving Credit Facility

On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to pay trade payables and for working capital purposes. Under the Loan Agreement, we have taken two separate loans, as evidenced by two separate revolving note agreements.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan during the year ended December 31, 2012.  Subject to terms and conditions contained in the Loan Agreement, including the consent of the lender, the $350,000 loan’s original maturity date of December 8, 2012 was automatically extended for six-months creating a new maturity date of June 8, 2013.  The annual interest rate on this note is 10% per annum.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores in Georgia.  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and will be amortized over the six-month term of the loan. During the quarter ended March 31, 2013, a total of $59,914 of the second note’s loan origination costs were expensed leaving the remaining costs, or $39,942, on the balance sheet as of March 31, 2013.  Subject to terms and conditions contained in the Loan Agreement, including the consent of the lender, the $550,000 loan’s original maturity date of April 9, 2013 was automatically extended for six-months creating a new maturity date of October 9, 2013.  The annual interest rate on this note is 10% per annum. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The Company is subject to various financial covenants under the Loan Agreement.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to Lender. As of March 31, 2013, the Company was in compliance with all covenants required under the Loan Agreement. The balance due under the Loan Agreement was $698,085 and $743,600 at March 31, 2013 and December 31, 2012, respectively.

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

The following table sets forth the computation for basic and diluted net loss per share for the three month periods ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31
	2013	2012
Net loss (A)	$(270,772)	$(116,782)

Weighted average common shares - basic (B)	34,688,166	34,688,166
Effect of dilutive securities (3):
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—
Weighted average common shares - diluted (C)	34,688,166	34,688,166
Net loss per share - basic (A/B)	$(0.01)	$(0.00)
Net loss per share - diluted (A/C)	$(0.01)	$(0.00)

(1)
As a result of the Company’s net loss for the three month periods ended March 31, 2013 and 2012, aggregate Common Stock Equivalents of 9,740,058 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month periods ended March 31, 2013 and 2012. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three month periods ended March 31, 2013 and 2012, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month periods ended March 31, 2013 and 2012. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2013 and December 31, 2012. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three months ended March 31, 2013. The Company had 34,688,166 common shares outstanding as of March 31, 2013.

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

Share-based compensation expense was $0 during both the three months ended March 31, 2013 and 2012. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the three month period ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2012	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at March 31, 2013	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2013 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the three months ended March 31, 2013.

As of March 31, 2013, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the three months ended March 31, 2013 and 2012.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2013 and December 31, 2012. There were no options granted under these plans during the three month period ended March 31, 2013. There were no options exercised during the three month periods ended March 31, 2013 and 2012.

Stock Warrants

There were no common stock warrants outstanding as of March 31, 2013, and there were no warrants granted or exercised during the three month period ended March 31, 2013.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2013 and 2012, as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Note 15: Subsequent Events

The Company has evaluated subsequent events through the date of the filing its Form 10-Q with the Securities and Exchange Commission. Other than as noted below, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

On April 11, 2013, the Company sold, for $50,000 in cash plus a $60,000 note receivable, the operating assets comprising three of its Texas stores.  The note receivable is payable in installments of $5,250 per month for twelve months, The $5,250 monthly payment includes interest calculated at 5% per annum, with the first payment due May 15, 2013.  The Company recorded a gain on the sale of approximately $72,000 during April 2013.  The Company incurred $5,000 in legal costs related to the sale.  The three stores combined contributed approximately 7.6% or $586,000 of total Company sales of approximately $7,753,000 during the year ended December 31, 2012.  The three stores combined contributed approximately $8,000 in net income or 1.2% the Company’s net loss of approximately $656,000 during the year ended December 31, 2012.  The Company has future rent exposure on two of the three stores sold which totals $214,850, over the next five years, and is offset by sub-lease rental income of an equal amount.  Following the sale, the Company currently operates a total of 38 stores in four states.

 ITEM 2                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2013 and 2012

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating loss for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31		Percentage
	2013	2012	Change
Revenue	$1,889,013	$1,921,005	(1.7%)
Cost of emission certificates	422,941	425,747	(0.7%)
Store operating expenses	1,358,208	1,312,551	3.5%
General and administrative expenses	291,495	299,042	(2.5%)
Gain from disposal of non-strategic assets	-	(2,458)	-%
Operating loss	$(183,631)	$(113,877)	(61.3%)

Revenue. Revenue decreased $31,992 or (1.7%) to $1,889,013 in the three month period ended March 31, 2013 compared to $1,921,005 in the three month period ended March 31, 2012. The decrease in revenue over the comparable period was primarily due to a decrease from same store revenue of $106,968 or (5.7%). The decrease in same store revenue is mainly attributable to promotion discounts that increased discounts issued by $45,415 to a total of $85,031 during the three month period ended March 31, 2013 compared to $39,616 the prior comparable period.  The $106,968 decrease in same store revenue was mitigated by a net $74,977 offsetting increase in revenue resulting from $133,559 in 2013 revenue from five stores acquired in November 2012 less the effect of $58,582 in revenue lost from two stores closed in December 2012.

Cost of emission certificates. Cost of emission certificates decreased $2,806 or (0.7%) in the three month period ended March 31, 2013 and was $422,941 or 22.4% of revenues, compared to $425,747 or 22.2% of revenues in the three month period ended March 31, 2012. The decrease in cost of emission certificates over the comparable period was primarily due to the decrease in same store sales.

Store operating expenses. Store operating expenses increased $45,657 or 3.5% in the three month period ended March 31, 2013 and was $1,358,208 or 71.9% of revenues, compared to $1,321,551 or 68.3% of revenues in the three month period ended March 31, 2012. The $45,657 increase was mainly attributable to a net increase of approximately $27,000 in operating expenses for five stores acquired in November 2012 compared to operating expenses of two stores closed in 2012 plus increases in same store rent and maintenance expenses.   Approximately half of the 3.6% difference between store operating expenses, as a percent of revenue, for the three months ended March 31, 2013 compared to March 31, 2012 can be attributed to the decline in 2013 revenue caused by the previously mentioned $45,415 increase in promotional discounts during the quarter ended March 31, 2013.

General and administrative expenses. Our general and administrative expenses decreased $7,547, or (2.5%) to $291,495 in the three month period ended March 31, 2013 from $299,042 in the three month period ended March 31, 2012. The decrease in general and administrative expenses during the three month period March 31, 2013 was primarily due to a decrease in staffing compared to the prior year comparable period.

Gain from disposal of non-strategic assets. We recognized a gain on the disposal of non-strategic assets of $2,458 in the three month period ended March 31, 2012, while we did not dispose of any assets in the three month period ended March 31, 2013.

Operating loss. Our operating loss increased by $69,754 in the three month period ended March 31, 2013 and was ($183,631) compared to an operating loss of ($113,877) in the three month period ended March 31, 2012. The increase in operating loss was primarily due to the previously discussed increases in sales discounts and store operating expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Operating loss	$(183,631)	$(113,877)
Interest income	755	755
Interest expense	(87,896)	(3,660)
Net loss	$(270,772)	$(116,782)
Basic and diluted net loss per common share	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	34,688,166	34,688,166

The Company incurred net interest expense of $87,141 and $2,905 during the three month periods ended March 31, 2013 and 2012, respectively.  The increase of $84,236 in interest expense during the quarter ended March 31, 2013, compared to 2012, was primarily the result of the amortization of $59,914 loan origination costs associated with the second loan taken under the new line of credit acquired during October 2012 plus increases interest costs on our line of credit, which had a balance of $698,095 as of March 31, 2013 compared to a balance of $95,000 as of March 31, 2012.

Net loss and basic and diluted loss per common share. Net loss was ($270,772) and ($116,782) in the three month periods ended March 31, 2013 and 2012, respectively. Basic and diluted net loss per share was ($0.01) and ($0.00), respectively in the three month period ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $26,116 during the three months ended March 31, 2013 from cash provided by operations while our total liabilities increased by a net $188,500. Our current liabilities increased mainly due to a $152,298 increase in our accounts payable. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2013.

 On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to pay trade payables and for working capital purposes. Under the new loan agreement we have taken two separate loans, as evidenced by two separate revolving note agreements with two separate maturity dates.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Subject to terms and conditions contained in the loan agreement, the $350,000 loan’s original maturity date of December 8, 2012 was automatically extended for six-months creating a new maturity date of June 8, 2013.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores. Subject to terms and conditions contained in the loan agreement, the $550,000 loan’s original maturity date of April 9, 2013 was automatically extended for six-months creating a new maturity date of October 9, 2013. While our line of credit facility of $2,000,000 is currently 36% of the maximum limit with an outstanding balance at May 9, 2013 of approximately $719,000, our line of credit matures on June 8, 2013 and we have no assurance it will be extended beyond that date.  As a result, we do not anticipate taking additional advances from our line of credit between March 31, 2013 and June 8, 2013.   Therefore, our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings under this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the quarter ended March 31, 2013, our line of credit net borrowings decreased $45,515 to the outstanding balance of $698,085 at March 31, 2013 from $743,600 at December 31, 2012. At May 9, 2013, the outstanding balance on the loan facility was approximately $719,000 and our cash balances were approximately $34,000.   Net cash provided by operating activities in the quarter ended March 31, 2013 was $84,548 as compared to net cash used in operating activities of $8,436 in the quarter ended March 31, 2012.

Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the three months ended March 31, 2013, our net cash provided by operating activities was $84,548 compared to net cash used in operations of $8,436 in the three months ended March 31, 2012. Positive operating cash flows during the three months ended March 31, 2013 were primarily created by a $228,332 increase in accounts payable and accrued liabilities plus depreciation and amortization of $108,678, partially offset by a net loss of $270,772.

Negative operating cash flows during the three months ended March 31, 2012 were primarily created by a net loss of $116,782, an increase in other current assets of $12,800, an increase in certificate and merchandise inventory of $10,993, partially offset by an $88,307 increase in accounts payable and accrued liabilities. The decrease in net cash used in operating activities was also offset by depreciation and amortization of $45,890.

Sources and Uses of Cash

Net cash used in investing activities was $5,095 for the three months ended March 31, 2013 compared to net cash provided by investing activities of $14,470 for the three months ended March 31, 2012. The net cash used in investing activities during the three months ended March 31, 2013 was the result of $7,340 used for purchases of property and equipment partially offset by $2,245 in proceeds from a note receivable. The net cash provided by investing activities during the three months ended March 31, 2012 was related to proceeds from a note receivable of $11,370 and proceeds from an asset sale of $3,100.

Net cash used in financing activities was $53,337 and $12,943 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, we made net payments of $45,515 on our line of credit and made principal payments of $709 and $7,113 on equipment financing obligations and capital leases, respectively. During the three months ended March 31, 2012, we received net proceeds of $5,000 from our line of credit and made principal payments of $5,954 and $11,989 on equipment financing obligations and capital leases, respectively.

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

ITEM 4                Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the internal controls as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

SPEEDEMISSIONS, INC.

Date: May 14, 2013	By:	/s/ RICHARD A. PARLONTIERI
Richard A. Parlontieri
President, Chief Executive Officer

Date: May 14, 2013	By:	/s/ LARRY C. COBB
Larry C. Cobb
Chief Financial Officer