Form 10-Q
period 2013-06-30
SPEEDEMISSIONS INC
filed 2013-08-13
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 34,688,166 shares of common stock, par value $0.001, issued and outstanding.

Speedemissions, Inc.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Speedemissions, Inc. (references in this Report to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that look to future events and consist of, among other things, statements about our anticipated future income including the amount and mix of revenue among type of product, category of customer, geographic region and distribution method and our anticipated future expenses and tax rates. Forward-looking statements include our business strategies and objectives and include statements about the expected benefits of our strategic alliances and acquisitions, our plans for the integration of acquired businesses, our continued investment in complementary businesses, products and technologies, our expectations regarding product acceptance, product and pricing competition, cash requirements and the amounts and uses of cash and working capital that we expect to generate. The words “may,” “would,” “should,” “will,” “assume,” “believe,” “plan,” “expect,” “anticipate,” “could,” “estimate,” “predict,” “goals,” “continue,” “project,” and similar expressions or the negative of these terms or other comparable terminology are meant to identify such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$70,608	$54,121
Notes receivable – current portion	62,000	12,000
Certificate and merchandise inventory	37,639	56,531
Deferred financing costs	-	99,856
Other current assets	125,429	96,198
Total current assets	295,676	318,706
Notes receivable, net of current portion	66,444	70,934
Property and equipment, net	414,449	523,264
Goodwill	1,619,866	1,619,866
Other assets	106,124	110,298
Total assets	$2,502,559	$2,643,068
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$720,000	$743,600
Note payable	58,178	55,000
Accounts payable	750,555	467,750
Accrued liabilities	282,579	306,808
Current portion - capitalized lease obligations	25,863	26,844
Current portion - equipment financing obligations	3,144	3,144
Current portion – deferred rent	16,675	16,675
Total current liabilities	1,856,994	1,619,821
Capitalized lease obligations, net of current portion	78,826	92,250
Equipment financing obligations, net of current portion	2,640	4,106
Deferred rent	131,902	112,431
Other long term liabilities	12,409	12,409
Total liabilities	2,082,771	1,841,017
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 34,688,166 shares issued and outstanding at June 30, 2013 and December 31, 2012	34,618	34,618
Additional paid-in capital	15,918,329	15,918,329
Accumulated deficit	(20,112,505)	(19,730,242)
Total shareholders’ deficit	(4,159,558)	(3,777,295)
Total liabilities and shareholders’ deficit	$2,502,559	$2,643,068

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue	$1,770,709	$1,986,864	$3,659,721	$3,907,869
Costs of operations:
Cost of emission certificates	357,662	443,750	780,603	869,496
Store operating expenses	1,229,521	1,281,780	2,587,729	2,594,332
General and administrative expenses	299,965	333,005	591,460	632,047
Gain on sale of non-strategic assets	(72,267)	-	(72,267)	(2,458)
Operating loss	(44,172)	(71,671)	(227,804)	(185,548)
Interest income (expense)
Interest income	1,255	755	2,010	1,510
Interest expense	(68,573)	(5,051)	(156,469)	(8,711)
Interest expense, net	(67,318)	(4,296)	(154,459)	(7,201)
Net loss	$(111,490)	$(75,967)	$(382,263)	$(192,749)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	34,688,166	34,688,166	34,688,166	34,688,166

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(382,263)	$(192,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,781	91,278
Gain on sale of non-strategic assets	(72,267)	(2,458)
Changes in operating assets and liabilities:
Certificate and merchandise inventory	18,893	(3,823)
Other current assets	(29,231)	(55,169)
Other assets	2,664	-
Accounts payable and accrued liabilities	258,575	(14,968)
Other liabilities	22,650	1,195
Net cash provided by (used in) operating activities	9,802	(176,694)
Cash flows from investing activities:
Proceeds from notes receivable	16,000	13,615
Proceeds from asset sales	50,000	3,100
Purchases of property and equipment	(19,844)	(3,070)
Net cash provided by investing activities	46,156	13,645
Cash flows from financing activities:
Proceeds from line of credit	1,609,100	355,000
Payments on line of credit	(1,632,700)	(95,000)
Payments on equipment financing obligations	(1,466)	(12,127)
Payments on capitalized leases	(14,405)	(24,330)
Net cash provided by (used in) financing activities	(39,471)	223,543
Net increase in cash	16,487	60,494
Cash at beginning of period	54,121	129,095
Cash at end of period	$70,608	$189,589
Supplemental Information:
Cash paid during the period for interest	$56,613	$8,469
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$60,000	$-

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

June 30, 2013
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

We have experienced recurring net losses which have caused an accumulated deficit of $20,112,505 at June 30, 2013. We had a working capital deficit of $1,561,318 at June 30, 2013 compared to a working capital deficit of $1,301,115 at December 31, 2012.

Our revenues for the quarter and six-month period ended June 30, 2013 and the fiscal year ended December 31, 2012 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for these periods have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

While our line of credit facility of $2,000,000 is currently 34% of the maximum limit with an outstanding balance at August 9, 2013 of approximately $682,000, our line of credit matures on December 8, 2013 and we have no assurance it will be extended beyond that date.  The Company is subject to various financial covenants under the loan agreement, which primarily involve monthly, quarterly and annual financial reports to be provided to the lender. While as of June 30, 2013 the Company was in compliance with all reporting covenants required under the terms of the loan agreement, on July 23, 2013, the lender advised the Company that, due to the Company’s continuing operating losses, effective as of July 23, 2013 the lender was reinstating a loan repayment requirement pursuant to which the lender will collect 15% of total cash collections of the Company on a prospective basis and apply these proceeds to reduce the principal amount of the loan. We do not anticipate taking additional advances from our line of credit between June 30, 2013 and December 8, 2013.   Therefore, our very near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the six months ended June 30, 2013, our line of credit net borrowings decreased $23,600 to the outstanding balance of $720,000 at June 30, 2013 from $743,600 at December 31, 2012. At August 9, 2013, the outstanding balance on the loan facility was approximately $682,000 and our cash balances were approximately $41,000.

During the past two years, we have made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At June 30, 2013, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

During the year ended December 31, 2012, as well as the six months ended June 30, 2013, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of June 30, 2013, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment.

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

In June 2013, we announced an expansion in our business model pursuant to which we plan to move into a new market with the opening of up to 24 emission testing stores over the next two years, assuming we obtain the financing to do this. We have engaged an investment banking firm to assist us raise up to $3,000,000 in new capital to serve as a source of financing for our planned expansion.  There is no assurance that we will be successful in raising this capital for our planned business expansion.  However, if we are successful in raising the necessary capital, we anticipate that the expansion would consist of three phases beginning with the first eight to 10 stores opening in early 2014 and continuing through 2015. We believe these stores would provide an easy, convenient way for shoppers to have their vehicle emission tests performed while patronizing all the retailers in the center. In addition, the new emission testing stores would sell a select amount of related automotive merchandise.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Consolidation

The accompanying consolidated financial statements include the accounts of Speedemissions and its non-operating subsidiaries, which are 100% owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these consolidated financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 4: Inventory

Inventory at June 30, 2013 consisted of certificate and merchandise inventory and was $31,326 and $6,313, respectively. Inventory at December 31, 2012 consisted of certificate and merchandise inventory and was $38,062 and $18,469, respectively.

Note 5: Notes Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located.

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for seventy-two months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate plus 0.5%, which was 3.75% per annum, which approximates rates offered in the market for notes receivable with similar terms and conditions. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.

The present value of this note receivable was $78,444 and $82,934 at June 30, 2013 and December 31, 2012, respectively.

On April 11, 2013 the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note is payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.

Note 6: Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,452,449	1,586,613
Furniture, fixtures and office equipment	146,706	153,081
Vehicles	25,772	25,772
Leasehold improvements	297,172	323,295
	2,407,766	2,574,428
Less: accumulated depreciation and amortization	1,993,317	2,051,164
	$414,449	$523,264

Note 7: Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Professional fees	$71,961	$84,388
Payroll	49,760	69,074
Property taxes	117,456	62,159
Other	43,402	91,187
	$282,579	$306,808

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of June 30, 2013 and December 31, 2012 was $5,784 and $7,250, respectively.

 Note 9: Note Payable and Revolving Credit Facility

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

Revolving Credit Facility

On June 8, 2012, the Company entered into a revolving line of credit loan agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“Lender”), pursuant to which the Company may borrow up to $2,000,000, subject to certain conditions stipulated in the Loan Agreement, in order to pay trade payables and for working capital purposes. Under the Loan Agreement, we have taken two separate loans, as evidenced by two separate revolving note agreements.  On June 8, 2012, we obtained a six-month loan for $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan during the year ended December 31, 2012.  The $350,000 loan’s original maturity date of December 8, 2012 automatically renewed for six months, to June 8, 2013, and subsequently automatically renewed for another six months so that the current maturity date is December 8, 2013.  The loan automatically renews every six months, unless we are advised by the Lender, prior to the renewal date, of the intent not to renew.  The annual interest rate on this note is 10% per annum.  On October 9, 2012, we obtained a second six-month loan for $550,000 to use for the purchase of five emissions testing stores in Georgia.  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and were amortized over the six-month term of the loan. During the quarter ended March 31, 2013, a total of $59,914 of the second note’s loan origination costs were expensed leaving the remaining costs, or $39,942, which were expensed during the quarter ended June 30, 2013.  The $550,000 loan’s original maturity date of April 9, 2013 was automatically renewed for six months so that the current maturity date is December 8, 2013.  The loan automatically renews every six months, unless we are advised by the Lender, prior to the renewal date, of the intent not to renew.  The annual interest rate on this note is 10% per annum. The Loan Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed.

The Company is subject to various financial covenants under the Loan Agreement.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to Lender. While as of June 30, 2013 the Company was in compliance with all reporting covenants required under the terms of the loan agreement, on July 23, 2013, the lender advised the Company that, due to the Company’s continuing operating losses, effective as of July 23, 2013 the lender was reinstating a loan repayment requirement pursuant to which the lender will collect 15% of total cash collections of the Company on a prospective basis and apply these proceeds to reduce the principal amount of the loan.  The balance due under the Loan Agreement was $720,000 and $743,600 at June 30, 2013 and December 31, 2012, respectively.

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

The following table sets forth the computation for basic and diluted net loss per share for the three and six month periods ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net loss (A)	$(111,490)	$(75,967)	$(382,263)	$(192,749)

Weighted average common shares - basic (B)	34,688,166	34,688,166	34,688,166	34,688,166
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	34,688,166	34,688,166	34,688,166	34,688,166
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1)
As a result of the Company’s net loss for the three and six month periods ended June 30, 2013 and 2012, aggregate Common Stock Equivalents of 59,000 and 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six month periods ended June 30, 2013 and 2012, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and six month periods ended June 30, 2013 and 2012, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six month periods ended June 30, 2013 and 2012, respectively. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2013 and December 31, 2012. For financial statement purposes, the Preferred A Stock has been presented outside of shareholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the six-month period ended June 30, 2013. The Company had 34,688,166 common shares outstanding as of June 30, 2013.

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

Share-based compensation expense was $0 during the three months ended June 30, 2013 and 2012 and $0 during the six months ended June 30, 2013 and 2012. Share-based compensation, when recorded, is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the six-month period ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2012	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at June 30, 2013	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2013 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the six months ended June 30, 2013.

As of June 30, 2013, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were no options that vested during the six months ended June 30, 2013 and 2012.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of June 30, 2013 and December 31, 2012. There were no options granted under the Option Plans during the six month period ended June 30, 2013. There were no options exercised during the six-month periods ended June 30, 2013 and 2012.

Stock Warrants

There were no common stock warrants outstanding as of December 31, 2012 and there were no warrants granted during the six-month period ended June 30, 2013.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three- and six-month periods ended June 30, 2013 and 2012 as the Company has sufficient net operating loss carry forwards to offset taxable income.

 Note 14: Contingencies

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000 plus legal fees against the former owners of Mr. Sticker, Inc., David E. Smith, Barbara Smith and Grant Smith. The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserted that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserted breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths.  During April 2013, the Company was advised by the Texas Court of Appeals that a key legal position of the Company was denied, thereby preventing the Company from proceeding with its arbitration claim.  The Company had the option to appeal this ruling to the Texas Supreme Court, but the Company decided in June 2013 not to appeal the court’s decision and therefore, is abandoning all claims under this lawsuit.

Note 15: Subsequent Events

The Company has evaluated subsequent events through the date of the filing its Form 10-Q with the Securities and Exchange Commission. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2013 and 2012

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 were as follows:

	Three Months Ended June 30		Percentage
	2013	2012	Change
Revenue	$1,770,709	$1,986,864	(10.9%)
Cost of emission certificates	357,662	443,750	(19.4%)
Store operating expenses	1,229,521	1,281,780	(4.1%)
General and administrative expenses	299,965	333,005	(9.9%)
Gain (loss) from sale of non-strategic assets	(72,267)	-	N/A
Operating loss	$(44,172)	$(71,671)	(38.4%)

Revenue. Revenue decreased $216,155, or (10.9%), to $1,770,709 in the three-month period ended June 30, 2013 compared to $1,986,864 in the three month period ended June 30, 2012. The decrease in revenue over the comparable period was primarily due to a net loss in revenues of $350,646 related to six Texas stores permanently closed during late 2012 and early 2013 plus temporary closings of three other stores due to non-renewal of leases in 2013.   Additionally, same store revenue decreased by $8,329, or (0.5%). The decrease in same store revenue is mainly attributable to fewer emission tests being performed during the three month period ended June 30, 2013 compared to the prior comparable period.  The combined $358,975 decrease in store revenue during the three month period ended June 30, 2013 was partially mitigated by a $142,820 increase in revenue resulting from revenue from five Georgia stores acquired in November 2012.

Cost of emission certificates. Cost of emission certificates decreased $86,088, or (19.4%), in the three month period ended June 30, 2013 and was $357,662, or 20.2% of revenues, compared to $443,750, or 22.3% of revenues, in the three month period ended June 30, 2012. The decrease in cost of emission certificates over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased cost of sales from the five stores acquired in November 2012.  The decrease in cost of emissions certificates as a percent of sales is due to the majority of the store closings occurring in Texas where emission certificates cost approximately 35% of sales.

Store operating expenses. Store operating expenses decreased $52,259, or (4.1%), in the three-month period ended June 30, 2013 and was $1,229,521, or 69.4% of revenues, compared to $1,281,780, or 64.5% of revenues, in the three month period ended June 30, 2012. The decrease in store operating expenses over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased store operating expenses from the five stores acquired in November 2012.

General and administrative expenses. Our general and administrative expenses decreased $33,040, or (9.9%), to $299,965 in the three month period ended June 30, 2013 from $333,005 in the three month period ended June 30, 2012. The decrease in general and administrative expenses during the three month period June 30, 2012 was mainly due to lower legal and accounting fees.

Gain from disposal of non-strategic assets. On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The net book value of the assets sold was $37,733 resulting in a recorded gain of $72,267 on the asset sale.  We recorded no sales of non-strategic assets in the three month period ended June 30, 2012.

Operating loss. Our operating loss decreased by $27,498 in the three-month period ended June 30, 2013 and was ($44,172) compared to an operating loss of ($71,671) in the three month period ended June 30, 2012. The decrease in our operating loss was primarily due to the $72,267 gain from disposal of non-strategic assets.  Without the asset sale, our loss increased by $44,768 due primarily to the previously discussed decrease in revenues.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three-month period ended June 30, 2013 as compared to the three month period ended June 30, 2012 is as follows:

	Three Months Ended June 30,
	2013	2012
Operating loss	$(44,172)	$(71,671)
Interest income	1,255	755
Interest expense	(68,573)	(5,051)
Net loss	$(111,490)	$(75,967)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	34,688,166	34,688,166

The Company incurred net interest expense of $67,318 and $4,296 during the three month periods ended June 30, 2013 and 2012, respectively.  The net increase of $63,022 in interest expense during the quarter ended June 30, 2013, compared to 2012, was primarily the result of the amortization of $39,942 loan origination costs associated with the second loan taken under the new line of credit acquired during October 2012 plus increased interest costs on our line of credit, which had a balance of $720,000 as of June 30, 2013 compared to a balance of $350,000 as of June 30, 2012.

Net loss and basic and diluted loss per share. Net loss was ($111,490) and ($75,967) in the three month period ended June 30, 2013 and 2012, respectively. Basic and diluted net loss per share was ($0.00) and ($0.00), respectively in the three month periods ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 and 2012

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 were as follows:

	Six Months Ended June 30		Percentage Change
	2013	2012
Revenue	$3,659,721	$3,907,869	(6.3%)
Cost of emission certificates	780,603	869,496	(10.2%)
Store operating expenses	2,587,729	2,594,332	(0.3%)
General and administrative expenses	591,460	632,047	(6.4%)
Gain from sale of non-strategic assets	(72,267)	(2,458)	n/a
Operating loss	$(227,804)	$(185,548)	(22.8%)

Revenue. Revenue decreased $248,148 or (6.3%), to $3,659,721 in the six month period ended June 30, 2013 compared to $3,907,869 in the six month period ended June 30, 2012. The decrease in revenue over the comparable period was primarily due a net loss in revenues of $486,808 related to six Texas stores permanently closed during late 2012 and early 2013 plus temporary closings of three other stores due to non-renewal of leases in 2013.   Additionally, same store revenue decreased by $38,118, or (1.2%). The decrease in same store revenue is mainly attributable to fewer emission tests being performed during the six month period ended June 30, 2013 compared to the prior comparable period.  The combined $524,526 decrease in store revenue during the six months ended June 30, 2013 was partially mitigated by a $276,378 increase in revenue resulting from five Georgia stores acquired in November 2012.

Cost of emission certificates. Cost of emission certificates decreased $88,893, or (10.2%), in the six month period ended June 30, 2013 and was $780,603, or 21.3% of revenues, compared to $869,496, or 22.2% of revenues, in the six month period ended June 30, 2012. The decrease in cost of emission certificates over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased cost of sales from the five stores acquired in November 2012.  The decrease in cost of emission certificates as a percentage of sales is due to the majority of the store closings occurring in Texas where emission certificates cost approximately 35% of sales.

Store operating expenses. Store operating expenses decreased $6,603, or (0.3%), in the six month period ended June 30, 2013 and was $2,587,729, or 70.7% of revenues, compared to $2,594,332, or 66.4% of revenues, in the six month period ended June 30, 2012. The decrease in store operating expenses over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased store operating expenses from the five stores acquired November 2012.

General and administrative expenses. Our general and administrative expenses decreased $40,587, or (6.4%), to $591,460 in the six month period ended June 30, 2013 from $632,047 in the six month period ended June 30, 2012. The decrease in general and administrative expenses during the six month period June 30, 2012 was mainly due to lower legal and accounting fees.

Gain from sale of non-strategic assets. On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The net book value of the assets sold was $37,733 resulting in a recorded gain of $72,267 on the asset sale.  We recognized a gain of $2,458 from the sale of non-strategic assets in the six month period ended June 30, 2012.

Operating loss. Our operating loss increased by $42,256 in the six month period ended June 30, 2013 and was ($227,804) compared to an operating loss of ($185,548) in the six month period ended June 30, 2012. The increase in our operating loss was primarily due to the $248,148 decrease in sales, partially offset by a net $69,806 gain from disposal of non-strategic assets.  Without the asset sale, our loss actually increased by $112,065.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012 is as follows:

	Six Months Ended June 30,
	2013	2012
Operating loss	$(227,804)	$(185,548)
Interest income	2,010	1,510
Interest expense	(156,469)	(8,711)
Net loss	$(382,263)	$(192,749)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	34,688,166	34,688,166

The Company incurred net interest expense of $154,459 and $7,201 during the six month periods ended June 30, 2013 and 2012, respectively.  The net increase of $147,258 in interest expense during the six months ended June 30, 2013 compared to 2012 was primarily the result of the amortization of $99,856 loan origination costs associated with the second loan taken under the new line of credit acquired during October 2012 plus increased interest costs on our line of credit, which had a balance of $720,000 as of June 30, 2013 compared to a balance of $350,000 as of June 30, 2012.

Net loss and basic and diluted net loss per share. Net loss was ($382,263) and ($192,749) in the six month periods ended June 30, 2013 and 2012, respectively. Basic and diluted net loss per share was ($0.01) and ($0.01), respectively, in the six month periods ended June 30, 2013, and 2012, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $16,487 during the six months ended June 30, 2013 primarily resulting from cash provided from asset sales, while our total liabilities increased by $241,754, primarily as a result a $282,805 increase in accounts payable. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we will not achieve positive operating cash flows during 2013.

Cash Requirements

For the six months ended June 30, 2013, our net cash provided by operating activities was $9,802 compared to net cash used in operations of $176,694 in the six months ended June 30, 2012. Positive operating cash flows during the six months ended June 30, 2013 were primarily created by an increase of $258,575 in accounts payable and accrued liabilities plus depreciation and amortization of $190,781 reduced by a net loss of $382,263 and a $72,267 gain on sale of non-strategic assets.

Negative operating cash flows during the six months ended June 30, 2012 were primarily created by a net loss of $192,749, an increase in other current assets of $55,169, a decrease in accounts payable and accrued liabilities of $14,968 offset by depreciation and amortization of $91,278.

Sources and Uses of Cash

Net cash provided by investing activities was $46,156 for the six months ended June 30, 2013 compared to net cash provided by investing activities of $13,645 for the six months ended June 30, 2012. The net cash provided by investing activities during the six months ended June 30, 2013 was related to proceeds from a note receivable of $16,000 and proceeds from non-strategic asset sales of $50,000, offset by capital expenditures of $19,844. The net cash provided by investing activities during the six months ended June 30, 2012 was related to proceeds from a note receivable of $13,615 and proceeds from asset sales of $3,100, offset by capital expenditures of $3,070.

Net cash used in financing activities for the six months ended June 30, 2013 was $39,471 compared to net cash provided by financing activities of $223,543 for the six months ended June 30, 2012. During the six months ended June 30, 2013, we made a net reduction of $23,600 in our line of credit and made principal payments of $1,466 and $14,405 on equipment financing obligations and capital leases, respectively. During the six months ended June 30, 2012, we received a net $260,000 from our line of credit and made principal payments of $12,127 and $24,330 on equipment financing obligations and capital leases, respectively.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, the Company has identified accounting policies related to valuation of our equity instruments, valuation of goodwill created as the result of business acquisitions, as key to an understanding of our consolidated financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000 plus legal fees against the former owners of Mr. Sticker, Inc., David E. Smith, Barbara Smith and Grant Smith. The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserted that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserted breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths.  During April 2013, the Company was advised by the Texas Court of Appeals that a key legal position of the Company was denied, thereby preventing the Company from proceeding with its arbitration claim.  The Company had the option to appeal this ruling to the Texas Supreme Court, but the Company decided in June 2013 not to appeal the court’s decision and therefore, is abandoning all claims under this lawsuit.

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

SPEEDEMISSIONS, INC.

Date: August 13, 2013	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer

Date: August 13, 2013	By:	/s/ Dannie Daugherty Jr.
Dannie Daugherty Jr. Chief Financial Officer