Form 10-Q
period 2013-09-30
SPEEDEMISSIONS INC
filed 2013-11-13
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 38,017,855 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$52,653	$54,121
Notes receivable – current portion	47,000	12,000
Certificate and merchandise inventory	29,157	56,531
Deferred financing costs	-	99,856
Other current assets	154,789	96,198
Total current assets	283,599	318,706
Notes receivable, net of current portion	64,199	70,934
Property and equipment, net	369,895	523,264
Goodwill	1,619,866	1,619,866
Other assets	109,456	110,298
Total assets	$2,447,015	$2,643,068

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$581,272	$743,600
Note payable	59,438	55,000
Accounts payable	795,842	467,750
Accrued liabilities	368,189	306,808
Current portion - capitalized lease obligations	25,863	26,844
Current portion - equipment financing obligations	3,144	3,144
Current portion – deferred rent	16,675	16,675
Total current liabilities	1,850,423	1,619,821
Capitalized lease obligations, net of current portion	72,151	92,250
Equipment financing obligations, net of current portion	1,829	4,106
Deferred rent	135,927	112,431
Other long term liabilities	14,709	12,409
Total liabilities	2,075,039	1,841,017
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 35,943,166 and 34,688,166 shares issued and outstanding	35,873	34,618
Additional paid-in capital	15,943,749	15,918,329
Accumulated deficit	(20,186,992)	(19,730,242)
Total shareholders’ deficit	(4,207,370)	(3,777,295)
Total liabilities and shareholders’ deficit	$2,447,015	$2,643,068

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$1,807,072	$2,047,458	$5,466,793	$5,955,326
Costs of operations:
Cost of emission certificates	371,367	452,375	1,151,970	1,321,871
Store operating expenses	1,241,578	1,310,257	3,829,307	3,904,588
General and administrative expenses	251,781	365,386	843,240	997,433
Gain on sale of non-strategic assets	(4,940)	-	(77,206)	(2,458)
Operating loss	(52,714)	(80,560)	(280,518)	(266,108)
Interest income (expense)
Interest income	1,505	756	3,515	2,265
Interest expense	(23,279)	(9,170)	(179,748)	(17,880)
Interest expense, net	(21,774)	(8,414)	(176,233)	(15,615)
Net loss	$(74,488)	$(88,974)	$(456,751)	$(281,723)
Basic and diluted net loss per common share	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	35,078,329	34,688,166	34,819,650	34,688,166

See accompanying notes to consolidated financial statements.

 Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(456,751)	$(281,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,179	136,666
Gain on sale of assets	(77,206)	(2,458)
Stock issued for services	8,750	-
Share-based compensation	4,875	-
Changes in operating assets and liabilities:
Certificate and merchandise inventory	27,375	(2,493)
Other current assets	(58,592)	(61,557)
Other assets	12,128	-
Accounts payable and accrued liabilities	389,473	60,538
Other liabilities	27,934	3,273
Net cash provided by (used in) operating activities	112,165	(147,754)
Cash flows from investing activities:
Proceeds from notes receivable	34,000	15,860
Proceeds from sales of property and equipment	69,590	3,100
Purchases of property and equipment	(33,339)	(6,198)
Net cash provided by investing activities	70,251	12,762
Cash flows from financing activities:
Net proceeds from warrant exercise	1,800	-
Proceeds from line of credit	2,201,082	622,965
Payments on line of credit	(2,363,410)	(430,000)
Payments on equipment financing obligations	(2,277)	(18,529)
Payments on capitalized leases	(21,079)	(34,851)
Net cash (used in) provided by financing activities	(183,884)	139,585
Net (decrease) increase in cash	(1,468)	4,593
Cash at beginning of period	54,121	129,095
Cash at end of period	$52,653	$133,688
Supplemental Information:
Cash paid during the period for interest	$79,892	$17,644
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$60,000	$-

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

September 30, 2013
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

We have experienced recurring net losses which have caused an accumulated deficit of $20,186,992, at September 30, 2013. We had a working capital deficit of $1,566,824, at September 30, 2013, compared to a working capital deficit of $1,301,115, at December 31, 2012.

Our revenues for the quarter and nine-month period ended September 30, 2013, and the fiscal year ended December 31, 2012, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for these periods have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

As previously reported, on June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2 million for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores.  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1.3 million and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance an acquisition and provide working capital (see also Notes 9 and 15).  While our line of credit facility of $1.3 million is currently 76% of the maximum limit with an outstanding balance at November 8, 2013 of approximately $983,147, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the nine months ended September 30, 2013, our line of credit net borrowings decreased $162,328 to the outstanding balance of $581,272 at September 30, 2013 from $743,600 at December 31, 2012. At November 8, 2013, the outstanding balance on the loan facility was approximately $983,147, and our cash balances were approximately $59,997.

During the past two years, we have made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At September 30, 2013, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

During the year ended December 31, 2012, as well as the nine months ended September 30, 2013, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of September 30, 2013, we operated 38 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment.

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

Note 4: Inventory

Inventory at September 30, 2013, consisted of certificate and merchandise inventory and was $25,268, and $3,889, respectively. Inventory at December 31, 2012, consisted of certificate and merchandise inventory and was $38,062, and $18,469, respectively.

Note 5: Notes Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located.

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for seventy-two months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate plus 0.5%, which was 3.75% per annum, which approximates rates offered in the market for notes receivable with similar terms and conditions. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.  The present value of this note receivable was $76,199 and $82,934 at September 30, 2013 and December 31, 2012, respectively.

On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note is payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.  The present value of this note receivable was $35,000 at September 30, 2013.

Note 6: Property and Equipment

Property and equipment at September 30, 2013, and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,448,567	1,586,613
Furniture, fixtures and office equipment	137,931	153,081
Vehicles	26,827	25,772
Leasehold improvements	277,511	323,295
	2,376,503	2,574,428
Less: accumulated depreciation and amortization	2,006,608	2,051,164
	$369,895	$523,264

Note 7: Accrued Liabilities

Accrued liabilities at September 30, 2013, and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Professional fees	$106,289	$84,388
Payroll	65,897	69,074
Property taxes	141,481	62,159
Other	54,522	91,187
	$368,189	$306,808

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of September 30, 2013, and December 31, 2012, was $4,973 and $7,250, respectively.

 Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The $5,000 increase in maturity value of the Note was a financial requirement to accomplish the Note’s renewal.

Line of Credit

On June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2 million for working capital purposes. On June 8, 2012, the Company obtained a loan in the amount of $350,000 to use for working capital purposes.  Loan origination costs paid in conjunction with this $350,000 loan were $49,000 and were amortized over the six-month term of the loan during the year ended December 31, 2012.

On October 9, 2012, the Company entered into the Amended Credit Agreement with TCA pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores.  Loan origination costs paid in conjunction with this $550,000 loan were $119,500 and were amortized over the six-month term of the loan. During the quarter ended March 31, 2013, a total of $59,914 of the second note’s loan origination costs were expensed leaving the remaining costs, or $39,942, which were expensed during the quarter ended June 30, 2013.

On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA, pursuant to which TCA agreed to increase the revolving loan to $1.3 million and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance an acquisition and provide working capital (see also Note 15).  The aggregate amount borrowed by the Company pursuant to the Second Amended Credit Agreement is evidenced by a revolving note in the principal amount of $1.3 million, which amended, restated and replaced the June 2012 and October 2012 notes (the “Replacement Revolving Note”).  Upon the closing of the additional loan pursuant to the Second Amended Credit Agreement, the Company paid TCA an advisory fee of $100,000 which was paid through the issuance of 2,074,689 shares of the Company’s common stock. In the event TCA does not receive at least $100,000 in net proceeds from the sale of those advisory shares, the Company is obligated to issue TCA additional shares of its common stock in an amount sufficient, that when sold, provides net proceeds to TCA equal to the $100,000 advisory fee.  The $1.3 million loan’s maturity date is December 1, 2014, and the loan automatically renews every six months thereafter unless the Company is advised by TCA, prior to the renewal date, of its intent not to renew. The annual interest rate on the Replacement Revolving Note is 10% per annum. The line of credit is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed.  The Company is subject to various financial covenants under the Credit Agreement, as amended.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to Lender.  The amended Credit Agreement includes a mandatory principal repayment schedule.  These payments are made through a 15% Lender retention of all amounts collected into the Lock Box Account and shall reduce the outstanding principal balance.  Beginning on February 1, 2014, the mandatory principal repayment schedule provides the minimum monthly amount of principal repayment required.  In the event that the 15% retention during the prior month does not equal or exceed the minimum amount provided by the schedule, the Company will submit funds to true up the required payment. During the nine months ended September 30, 2013, our line of credit net borrowings decreased $162,328 to the outstanding balance of $581,272 at September 30, 2013 from $743,600 at December 31, 2012.  At November 8, 2013, the outstanding balance on the loan facility was approximately $983,147 and our cash balances were approximately $59,997.

Note 10: Net Loss Per Common Share

Basic earnings per share (“EPS”) or net loss per share represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per share for the three and nine month periods ended September 30, 2013, and 2012, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net loss (A)	$(74,488)	$(88,974)	$(456,751)	$(281,723)

Weighted average common shares - basic (B)	35,078,329	34,688,166	34,819,650	34,688,166
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	35,078,329	34,688,166	34,819,650	34,688,166
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1)
As a result of the Company’s net loss for the three and nine month periods ended September 30, 2013, and 2012, aggregate Common Stock Equivalents of 479,000 and 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine month periods ended September 30, 2013, and 2012, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and nine month periods ended September 30, 2013, and 2012, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine month periods ended September 30, 2013, and 2012, respectively. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2013, and December 31, 2012. For financial statement purposes, the Preferred A Stock has been presented outside of shareholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued 1,255,000 common shares during the nine month period ended September 30, 2013.  The 1,255,000 common shares consisted of 325,000 shares issued to Company employees for services previously rendered, 625,000 shares issued to an investment banking firm for consulting services to be rendered, 125,000 shares issued to a financial consultant for services rendered and 180,000 shares issued as a result of stock warrants exercised.  During the three-month and nine-month periods ended September 30, 2013, the Company recorded expenses of $4,875 and $8,750, respectively, for employee compensation and consulting services related to these common stock issuances.  These expenses are recorded in the Company’s general and administrative expenses for the three-month and nine-month periods ended September 30, 2013.  The Company had 35,943,166 common shares outstanding as of September 30, 2013.

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

Share-based compensation expense was $4,875 during the three months ended September 30, 2013 and $4,875 during the nine months ended September 30, 2013. There was no share-based compensation expense recognized during the three and nine months ended September 30, 2012.  Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	59,000	$0.61
Granted	—	—
Expired	—	—
Options outstanding at September 30, 2013	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2013 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the nine months ended September 30, 2013.

As of September 30, 2013, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were no options that vested during the nine months ended September 30, 2013 and 2012.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of September 30, 2013, and December 31, 2012. There were no options granted under the Option Plans during the nine month period ended September 30, 2013. There were no options exercised during the nine month periods ended September 30, 2013, and 2012.

Stock Warrants

There were no common stock warrants outstanding as of December 31, 2012.  There were 600,000 warrants granted and 180,000 warrants exercised during the nine month period ended September 30, 2013.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2013, and 2012 as the Company has sufficient net operating loss carry forwards to offset future taxable income.

 Note 14: Contingencies

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15: Subsequent Events

On October 23, 2013, the Company entered into the Second Amended Credit Agreement, pursuant to which TCA agreed to increase the revolving loan to $1.3 million and, in connection therewith, the Company received an additional loan in the amount of $400,000.  The aggregate amount borrowed by the Company pursuant to the Second Amended Credit Agreement is evidenced by the Replacement Revolving Note.

Upon the closing of the additional loan pursuant to the Second Amended Credit Agreement, the Company paid TCA an advisory fee of $100,000 which was paid through the issuance of 2,074,689 shares of the Company’s common stock. In the event TCA does not receive at least $100,000 in net proceeds from the sale of those advisory shares, the Company is obligated to issue TCA additional shares of the Company’s common stock in an amount sufficient, that when sold, provides net proceeds to TCA equal to the $100,000 advisory fee.

On October 25, 2013, using $150,000 of the TCA loan proceeds, the Company purchased seven emission testing stores.  The total purchase price for the seven stores is $350,000.  The $200,000 balance of the purchase price is due in two equal installments of $100,000 on April 24, 2014 and October 25, 2014, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2013, and 2012

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of assets and operating loss for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were as follows:

	Three Months Ended September 30		Percentage
	2013	2012	Change
Revenue	$1,807,072	$2,047,458	(11.7%)
Cost of emission certificates	371,367	452,375	(17.9%)
Store operating expenses	1,241,578	1,310,257	(5.2%)
General and administrative expenses	251,781	365,386	(31.1%)
Gain from sale of non-strategic assets	(4,940)	-	100.0%
Operating loss	$(52,714)	$(80,560)	(34.6%)

Revenue. Revenue decreased $240,386, or 11.7%, to $1,807,072, in the three-month period ended September 30, 2013, compared to $2,047,458, in the three month period ended September 30, 2012. The decrease in revenue over the comparable period was primarily due to a net loss in revenues of $371,463 related to six Texas stores permanently closed during late 2012 and early 2013 plus temporary closings of three other stores due to non-renewal of leases in 2013.   Additionally, same store revenue decreased by $25,443, or 1.6%. The decrease in same store revenue is mainly attributable to fewer emission tests being performed during the three month period ended September 30, 2013, compared to the prior comparable period.  This combined $396,906 decrease in store revenue during the three month period ended September 30, 2013, was partially mitigated by a $156,520, increase in revenue resulting from five Georgia stores acquired in November 2012.

Cost of emission certificates. Cost of emission certificates decreased $81,008, or 17.9%, in the three month period ended September 30, 2013, and was $371,367, or 20.6% of revenues, compared to $452,375, or 22.1% of revenues, in the three month period ended September 30, 2012. The decrease in cost of emission certificates over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased cost of sales from the five stores acquired in November 2012.  The decrease in cost of emissions certificates as a percent of sales is due to the majority of the store closings occurring in Texas where emission certificates cost approximately 35% of sales.

Store operating expenses. Store operating expenses decreased $68,679, or 5.2%, in the three-month period ended September 30, 2013, and was $1,241,578, or 68.7% of revenues, compared to $1,310,257, or 64.0% of revenues, in the three month period ended September 30, 2012. The decrease in store operating expenses over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased store operating expenses from the five stores acquired in November 2012.

General and administrative expenses. Our general and administrative expenses decreased $113,605, or 31.1%, to $251,781 in the three month period ended September 30, 2013, from $365,386 in the three month period ended September 30, 2012. The decrease in general and administrative expenses during the three month period September 30, 2013 was primarily due to lower shareholder-related expenses (which include investment banking fees), financing expenses, legal and accounting fees and travel expenses.

Gain from sales of non-strategic assets. We recorded a gain of $4,940 from sales of non-strategic assets in the three month period ended September 30, 2013, and no sales of non-strategic assets occurred during the three month period ended September 30, 2012.

Operating loss. Our operating loss decreased by $27,846 in the three-month period ended September 30, 2013, and was $52,714 compared to an operating loss of $80,560 in the three month period ended September 30, 2012. The decrease in our operating loss was primarily due to the reduction in general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012 is as follows:

	Three Months Ended September 30,
	2013	2012
Operating loss	$(52,714)	$(80,560)
Interest income	1,505	756
Interest expense	(23,279)	(9,170)
Net loss	$(74,488)	$(88,974)
Basic and diluted net loss per share	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	35,078,329	34,688,166

The Company incurred net interest expense of $21,774, and $8,414, during the three month periods ended September 30, 2013, and 2012, respectively.  The net increase of $13,360 in interest expense during the quarter ended September 30, 2013, compared to 2012, was primarily the result of increased interest costs on our line of credit, which had a balance of $581,272 as of September 30, 2013, compared to a balance of $282,965 as of September 30, 2012.

Net loss and basic and diluted loss per common share. Net loss was $74,488 and $88,974 in the three month period ended September 30, 2013, and 2012, respectively. Basic and diluted net loss per common share was $0.00 in the three month periods ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013, and 2012

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, were as follows:

	Nine Months Ended September 30		Percentage Change
	2013	2012
Revenue	$5,466,793	$5,955,326	(8.2%)
Cost of emission certificates	1,151,970	1,321,871	(12.9%)
Store operating expenses	3,829,307	3,904,588	(1.9%)
General and administrative expenses	843,240	997,433	(15.5%)
Gain from sale of non-strategic assets	(77,206)	(2,458)	3,041.0%
Operating loss	$(280,518)	$(266,108)	5.4%

Revenue. Revenue decreased $488,533, or 8.2%, to $5,466,793, in the nine month period ended September 30, 2013, compared to $5,955,326, in the nine month period ended September 30, 2012. The decrease in revenue over the comparable period was primarily due a net loss in revenues of $880,294, related to six Texas stores permanently closed during late 2012 and early 2013 plus temporary closings of three other stores due to non-renewal of leases in 2013.   Additionally, same store revenue decreased by $41,138, or 0.9%. The decrease in same store revenue is mainly attributable to fewer emission tests being performed during the nine month period ended September 30, 2013, compared to the prior comparable period.  The combined $921,432, decrease in store revenue during the nine months ended September 30, 2013, was partially mitigated by a $432,899, increase in revenue resulting from five Georgia stores acquired in November 2012.

Cost of emission certificates. Cost of emission certificates decreased $169,901, or 12.9%, in the nine month period ended September 30, 2013, and was $1,151,970, or 21.1% of revenues, compared to $1,321,871, or 22.2% of revenues, in the nine month period ended September 30, 2012. The decrease in cost of emission certificates over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased cost of sales from the five stores acquired in November 2012.  The decrease in cost of emission certificates as a percentage of sales is due to the majority of the store closings occurring in Texas where emission certificates cost approximately 35% of sales.

Store operating expenses. Store operating expenses decreased $75,281, or 1.9%, in the nine month period ended September 30, 2013, and was $3,829,307, or 70.0% of revenues, compared to $3,904,588, or 65.6% of revenues, in the nine month period ended September 30, 2012. The decrease in store operating expenses over the comparable period was primarily due to the previously discussed store closings and decrease in same store sales partially offset by increased store operating expenses from the five stores acquired November 2012.

General and administrative expenses. Our general and administrative expenses decreased $154,193, or 15.5%, to $843,240, in the nine month period ended September 30, 2013, from $997,433, in the nine month period ended September 30, 2012. The decrease in general and administrative expenses during the nine month period September 30, 2012, was primarily due to lower shareholder related expenses (which include investment banking fees), property taxes, legal and accounting fees and travel expenses.

Gain from sales of non-strategic assets. We recorded a gain of $77,206 from sales of non-strategic assets in the nine month period ended September 30, 2013, and a gain of $2,458, from sales of non-strategic assets in the nine month period ended September 30, 2012.

Operating loss. Our operating loss increased by $14,410, in the nine month period ended September 30, 2013, and was $280,518 compared to an operating loss of $266,108, in the nine month period ended September 30, 2012. The increase in our operating loss was primarily due to the $488,533, decrease in sales, partially offset by a net $77,206 gain from disposal of non-strategic assets.  Without the asset sales, our loss actually increased by $91,616.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the nine month period ended September 30, 2013, as compared to the nine month period ended September 30, 2012, is as follows:

	Nine Months Ended September 30,
	2013	2012
Operating loss	$(280,518)	$(266,108)
Interest income	3,515	2,265
Interest expense	(179,748)	(17,880)
Net loss	$(456,751)	$(281,723)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	34,819,650	34,688,166

The Company incurred net interest expense of $176,233, and $15,615, during the nine month periods ended September 30, 2013, and 2012, respectively.  The net increase of $160,618 in interest expense during the nine months ended September 30, 2013, compared to 2012 was primarily the result of the amortization of $99,856, loan origination costs associated with the second loan taken under the new line of credit acquired during October, 2012, plus increased interest costs on our line of credit, which had a balance of $581,272, as of September 30, 2013 compared to a balance of $282,965 as of September 30, 2012.

Net loss and basic and diluted net loss per common share. Net loss was $456,751 and $281,723 in the nine month periods ended September 30, 2013, and 2012, respectively. Basic and diluted net loss per common share was $0.01 in the nine month periods ended September 30, 2013, and 2012.

Liquidity and Capital Resources

Introduction

Our net cash position remained relatively unchanged during the nine months ended September 30, 2013.   Our total liabilities increased by $234,022, primarily as a result a $328,092 increase in accounts payable partially offset by a $162,328 decrease in our line of credit balance. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we will not achieve positive operating cash flows during 2013.

Cash Requirements

For the nine months ended September 30, 2013, our net cash provided by operating activities was $112,165, compared to net cash used in operations of $147,754, in the nine months ended September 30, 2012. Positive operating cash flows during the nine months ended September 30, 2013, were primarily created by an increase in accounts payable and accrued liabilities of $389,473, and depreciation and amortization of $97,513 offset by a net loss of $456,751, and an increase in other current assets of $12,128.

Negative operating cash flows during the nine months ended September 30, 2012, were primarily created by a net loss of $281,723, an increase in other current assets of $61,557, offset by depreciation and amortization of $136,666 and an increase in accounts payable and accrued liabilities of $60,358.

Sources and Uses of Cash

Net cash provided by investing activities was $70,251, for the nine months ended September 30, 2013, compared to net cash provided by investing activities of $12,762, for the nine months ended September 30, 2012. The net cash provided by investing activities during the nine months ended September 30, 2013, was related to proceeds from notes receivable of $34,000, and proceeds from asset sales of $69,590, offset by capital expenditures of $33,339.  The net cash provided by investing activities during the nine months ended September 30, 2012, was related to proceeds from a note receivable of $15,860, and proceeds from asset sales of $3,100, offset by capital expenditures of $6,198.

Net cash used in financing activities was $183,884 for the nine months ended September 30, 2013, while net cash of $139,585 was provided by financing activities in the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we paid down our line of credit by a net amount of $162,328 and made principal payments of $2,277 and $21,079 on equipment financing obligations and capital leases, respectively. During the nine months ended September 30, 2012, we received a net $192,965 from our line of credit and made principal payments of $18,529 and $34,851 on equipment financing obligations and capital leases, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1        Legal Proceedings

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3.       Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4.       Mine safety disclosures

            The disclosures under this Item are not applicable to the Company.

ITEM 5.       Other Information

There have been no events that are required to be reported under this Item.

ITEM 6.       Exhibits

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

SPEEDEMISSIONS, INC.

Date: November 13, 2013	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Dannie Daugherty Jr.
Dannie Daugherty Jr. Chief Financial Officer (Principal Financial and Accounting Officer)