Form 10-K
period 2013-12-31
SPEEDEMISSIONS INC
filed 2014-03-28
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $347,277.

As of March 21, 2014, 60,744,914 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with our 2014 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

Speedemissions, Inc.
FORM 10-K

For the fiscal year ended December 31, 2013

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

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 21, 2014, we operated 43 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  As of December 31, 2013, we have sold no franchises.

On November 30, 2012, we completed the acquisition of certain operating assets comprising five emission testing centers owned by Auto Emissions Express, LLC (“AEE”), a Georgia corporation. At the time AEE owned and operated 12 emission testing centers in the Atlanta, Georgia area, including the five emission testing centers that we purchased.

On April 11, 2013, we sold the assets comprising three of our Texas stores for $110,000.  We received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note is payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.

In June 2013, we announced an expansion in our business model pursuant to which we plan to move into a new market with the opening of up to 24 emission testing stores over the next two years, assuming we obtain the financing to do this. We have engaged an investment banking firm to assist us in raising up to $3,000,000 in new capital to serve as a source of financing for our planned expansion.  There is no assurance that we will be successful in raising this capital for our planned business expansion.  However, if we are successful in raising the necessary capital, we anticipate that the expansion would consist of three phases beginning with the first eight to 10 stores opening in late 2014 and continuing through 2016. We believe these stores would provide an easy, convenient way for shoppers to have their vehicle emission tests performed while patronizing all the retailers in the center. In addition, under the current plan, the new emission testing stores would sell a select amount of related automotive merchandise.

On October 25, 2013, we completed the acquisition of certain operating assets comprising the remaining seven emission testing centers owned by AEE. AEE originally owned and operated 12 emission testing centers in the Atlanta, Georgia area, consisting of the seven emission testing centers that we purchased in October 2013 and the five emission testing centers that we purchased in November 2012 as discussed above. After taking into consideration the acquisition of these seven emissions testing centers, we now operate 43 emissions testing centers in the Atlanta, Georgia; Houston, Texas; St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus four mobile units in the Atlanta, Georgia area.

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

Net loss for the year ended December 31, 2013 was $814,482 or $(0.02) per share, compared to a net loss of $656,037 or $(0.02) per share for the year ended December 31, 2012. Revenues for the year ended December 31, 2013 decreased 656,664, or (8.5%), to $7,095,937 from $7,752,601 in the year ended December 31, 2012.

We have experienced recurring net losses which have caused an accumulated deficit of $20,544,723 at December 31, 2013. We had a working capital deficit of $2,059,921 at December 31, 2013 compared to a working capital deficit of $1,301,115 at December 31, 2012.

Our revenues for the fiscal year ended December 31, 2013 and for the fiscal year ended December 31, 2012 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near-term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by AEE.  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Notes 9 and 14 of the financial statements).  While our line of credit facility of $1,300,000 is currently 63% of the maximum limit with an outstanding balance at March 21, 2014 of approximately $823,850, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.  During the twelve months ended December 31, 2013, our line of credit net borrowings increased $195,645 to the outstanding balance of $939,245 at December 31, 2013 from $743,600 at December 31, 2012. At March 21, 2014, the outstanding balance on the loan facility was approximately $823,850, and our cash balances were approximately $41,725.

During the past two years, we have made reductions in employee headcount, sold or closed unprofitable stores, and reduced store operating expenses, corporate overhead and other operating expenses. At December 31, 2013, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.

During the years ended December 31, 2013 and 2012, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

On December 13, 2013 and on January 10, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. SpeedEmissions, Inc., Case Nos. 2013 CA 008762 NC and 2014 CA 000153 (the “Actions”). IBC commenced the Actions against us to recover an aggregate of $128,337.66 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on December 13, 2013 and January 10, 2014.

The Settlement Agreement provides that in no event shall the number of shares of common stock issued by the Company to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of common stock of the Company, the Company and its affiliates are prohibited from, among other things, voting any securities of the Company in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries, (2) a sale or transfer of a material amount of the Company’s assets or its subsidiaries’ assets, (3) any material change in the Company’s present capitalization or dividend policy, (4) any other material change in the Company’s business or corporate structure, (5) a change in the Company’s charter, bylaws, or instruments corresponding thereto (6) causing a class of the Company’s securities to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (7) causing a class of the Company’s equity securities to become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act, (8) terminating the Company’s transfer agent, (9) taking any action which would impede the purposes and objects of the Settlement Agreement or (10) taking any action, intention, plan or arrangement similar to any of those enumerated above. These prohibitions may not be modified or waived without further order of the Court.

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

There are two types of primary emissions tests that are performed, the Accelerated Simulated Model (“ASM”) and the On-Board Diagnostic (“OBD”). The ASM test is performed on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In selected markets, a vehicle safety inspection is required to be performed. These tests apply to vehicles generally manufactured from 1983 through 2005, depending on the state. We generally operate two or three testing lanes at each testing center depending upon the size of the building. We typically lease the land and the building from the property owners, although we have constructed several buildings on land leases in the past.

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

Georgia’s program is a decentralized program. All operators performing emissions testing in Georgia must have their technicians attend and complete certain state certified training, and report to the state on their emissions testing activities every month. Testing stations may be licensed to test all vehicles, which are known as “All Vehicles Welcome” stations, or only vehicles not more than ten years old, known as “1996 or Newer Vehicles Only” stations. All the stations we currently operate in Georgia are “All Vehicles Welcome” stations, except for two of the stores acquired in the 2012 acquisition of five Georgia stores from AEE. The program requires vehicles in the 13 covered counties to undergo an emissions test on an annual basis, with an annual exemption for the three most recent model years.

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

Missouri law requires all motor vehicles pass a vehicle safety inspection at an authorized inspection station every other year, unless specifically exempted from a safety inspection. New motor vehicles are exempt from the safety inspection during the first five years following the model year of manufacture.

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

Employees

At December 31, 2013, we employed 103 full-time and part-time employees. None of our employees are represented by a union.

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

Our revenues during the years ended December 31, 2013 and 2012 and to date in 2014 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $20,544,723 at December 31, 2013. We had a working capital deficit of approximately $2,060,000 at December 31, 2013 compared to a working capital deficit of approximately $1,301,000 at December 31, 2012. Our ability to continue as a going concern will depend upon our ability to increase our revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  In addition, as described previously and below, our line of credit facility, with an outstanding balance at March 21, 2014 of approximately $823,850, matures on December 1, 2014 and we have no assurance it will be extended beyond that date. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. The audit report relating to the Consolidated Financial Statements for the years ended December 31, 2013 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. At March 21, 2014, our cash balances were approximately $41,725.

We have suffered material operating losses and have a significant working capital deficit.

We incurred net losses of $814,482 and $656,037 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had cash on hand of $65,854, a working capital deficit of $2,059,921, an accumulated deficit of $20,544,723, and a total shareholders’ deficit of $4,447,701. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, have and may continue to impede our ability to generate earnings. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, we will likely go out of business. Even if we accomplish these objectives, we may not generate positive cash flows or profits.

Our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date. Additional capital or borrowings, if needed, may not be available after that date to continue as a going concern.

On June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement with TCA pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance an acquisition and provide working capital (see also Notes 9 and 14 of the financial statements).  While our line of credit facility of $1,300,000 is currently 63% of the maximum limit with an outstanding balance at March 21, 2014 of approximately $823,850, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the twelve months ended December 31, 2013, our line of credit net borrowings increased $195,645 to the outstanding balance of $939,245 at December 31, 2013 from $743,600 at December 31, 2012. At March 21, 2014, the outstanding balance on the loan facility was approximately $823,850, and our cash balances were approximately $41,725.

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

Unless we obtain new sources of operating capital, our growth in 2014, if any, is expected to be limited to one new store and we anticipate that it would be financed through existing working capital and cash flow from operations, if any. We cannot be certain that we will be successful in generating sufficient cash flow from operations to expand our operations at all. Our growth and expansion would be curtailed if we are unable to generate sufficient cash flow to fund the growth and expansion.

Continued adverse economic conditions may adversely affect our industry, business and results of operations, our ability to obtain additional financing, and the market price of our common stock.

The United States economy has experienced a significant downturn over the past five years. The longer this recession continues, the more it will lead to reduced consumer and commercial spending which will negatively impact our results from operations. Moreover, reduced revenues as a result of the soft economy has also reduced our working capital and interfered with our long-term business strategy. These macroeconomic developments have and may continue to negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships, may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending does not increase, it may result in fewer sales of used automobiles that are subject to emissions testing and safety inspections. If our operating results do not improve significantly and our cash flow or capital resources prove inadequate, we will face even greater liquidity problems that would materially and adversely affect our results of operations and financial condition.

Our inability to pay landlords and vendors within normal trade payment terms could adversely impact our operations.

Our revenues during the years ended December 31, 2013 and 2012, as well as to date in 2014, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2013 and 2012, as well as to date in 2014, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

To satisfy obligations to certain landlords and vendors, we have entered into a Section 3(a)(10) agreement with a third party, which has previously and will in the future require us to issue a significant number of shares of our common stock resulting in a significant dilution of ownership for current and future shareholders.

As previously disclosed, on December 13, 2013 and on January 10, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”) entered the Order approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act, in accordance with the Settlement Agreement between the Company and IBC. IBC commenced the Actions against us to recover an aggregate of $128,337.66 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain rental and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on December 13, 2013 and January 10, 2014.

The Settlement Agreement provides that in no event shall the number of shares of common stock issued by the Company to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock.

Our largest shareholder, GCA Strategic Investment Fund Limited (“GCA”), and its affiliates, own 7,421,861 shares, or approximately 18.9%, of our common stock as of December 31, 2013. Upon conversion of their Series A Convertible Preferred Stock, GCA and its affiliates could own up to 11,699,359 shares of our common stock, which would represent 26.8% of our then outstanding shares of common stock. If the shareholder sold a large number of shares of our common stock into the public market, it could have a negative impact on our stock price. In addition, as a result of the shareholder’s ownership in the Company, the shareholder is able to exercise significant influence on our business including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that GCA and its affiliates may have interests that are different from, or in addition to, the interests of our other shareholders.

There are a large number of shares of preferred stock which if converted will result in substantial dilution of the current common shareholders’ interests.

As of March 21, 2014, there were 60,744,914 shares of common stock outstanding. If all preferred stock are converted to common stock, there will be 65,022,414 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in the Company will be substantially diluted.

We are obligated to redeem a series of our preferred stock upon a change of control.

If a person or group of persons other than GCA, acquires beneficial ownership of 33 1/3% or more of the outstanding shares of common stock without the prior written consent of GCA, we could be required to redeem the Series A Convertible Preferred Stock issued to GCA at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Series A Convertible Preferred Stock currently outstanding, if this redemption were triggered, we would be required to pay the holders of these shares an aggregate of at least $5,133,000. This restriction will likely deter any proposed acquisition of our stock and may make it more difficult for us to attract new investors, as any mandatory redemption of the preferred shares will materially adversely affect our ability to remain in business and significantly impair the value of our common stock.

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

We are currently authorized to issue up to 250,000,000 shares of common stock, of which 39,315,855 shares were outstanding as of December 31, 2013, and up to 5,000,000 shares of preferred stock, of which 5,133 shares are outstanding. We may need to raise additional capital in the future by issuing additional shares of common and/or preferred stock. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2013. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 220, Tyrone, Georgia, which consists of 4,166 square feet of office space and a training classroom with a term that expires on April 30, 2015. The lease automatically renews for an additional two-year renewal period unless either party gives a 90-day notice of non-renewal.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis, Houston, and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 43 stores as of December 31, 2013:

Location	Number of Stores
Georgia	26
Missouri	4
Texas	6
Utah	7
Total	43

Item 3. Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000, plus legal fees, against the former owners of Mr. Sticker, Inc. (“Mr. Sticker”), David E. Smith, Barbara Smith and Grant Smith. The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserted that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserted breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths.  During April 2013, the Company was advised by the Texas Court of Appeals that a key legal position of the Company was denied, thereby preventing the Company from proceeding with its arbitration claim.  The Company had the option to appeal this ruling to the Texas Supreme Court, but the Company decided in June 2013 not to appeal the court’s decision and abandoned all claims under this lawsuit.

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

	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$0.009	$0.003
Second Quarter	$0.015	$0.005
Third Quarter	$0.038	$0.007
Fourth Quarter	$0.020	$0.007

Fiscal year ended December 31, 2013:
First Quarter	$0.022	$0.010
Second Quarter	$0.023	$0.001
Third Quarter	$0.090	$0.010
Fourth Quarter	$0.080	$0.017

Fiscal year ended December 31, 2014:
First Quarter (Through March 21)	$0.025	$0.006

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

Holders

As of December 31, 2013 and March 21, 2014, there were 39,315,855 and 60,744,914 shares of our common stock issued and outstanding, respectively, held by approximately 125 shareholders of record. As of December 31, 2013 and March 21, 2014, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of December 31, 2013, we have no issued and outstanding options under this plan. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorizes us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan as of December 31, 2013. As of December 31, 2013, there were 5,000 options issued and outstanding under the 2005 Restated Plan at an exercise price of $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2013, we have 54,000 options issued and outstanding under the 2006 Plan at an exercise price of $0.57 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, we have no issued and outstanding options under the 2008 Plan.

As of December 31, 2013, the aggregate information with respect to our equity compensation plans is as follows:

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

Current Financial Position and Liquidity

Our revenues during the years ended December 31, 2013 and 2012 and to date in 2014 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $20,544,723 at December 31, 2013. We had a working capital deficit of approximately $2,060,000 at December 31, 2013 compared to a working capital deficit of approximately $1,301,000 at December 31, 2012. Our near-term liquidity and ability to remain in business is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings beyond our existing line of credit facility, or we would go out of business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. (See Note 1 to the Consolidated Financial Statements).

On June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement with TCA pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by AEE.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Notes 9 and 14).  While our line of credit facility of $1,300,000 is currently 63% of the maximum limit with an outstanding balance at March 21, 2014 of approximately $823,850, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.  During the twelve months ended December 31, 2013, our line of credit net borrowings increased $195,645 to the outstanding balance of $939,245 at December 31, 2013 from $743,600 at December 31, 2012. At March 21, 2014, the outstanding balance on the loan facility was approximately $823,850, and our cash balances were approximately $41,725.

In the event TCA does not extend the line of credit, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Overview

As of December 31, 2013 we operated 43 vehicle emissions testing and safety inspection stations and four mobile units in four separate markets, Atlanta, Georgia; St. Louis, Missouri; Houston, Texas and Salt Lake City, Utah.

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

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2013 as compared to the comparable year ended December 31, 2012 were as follows:

	Year Ended December 31,
	2013	2012	Percentage Change
Revenue	$7,095,937	$7,752,601	(8.5)%
Cost of emission certificates	1,493,183	1,770,185	(15.6)%
Store operating expenses	5,084,345	5,242,468	(3.0)%
General and administrative expenses	1,082,865	1,288,177	(15.9)%
(Gain) loss from disposal of non-strategic assets	(83,846)	(13,680)	512.9%
Goodwill impairment expense	107,739	—	n/a
Operating loss	$(588,349)	$(534,549)	10.1%

Revenue. For the year ended December 31, 2013, revenue decreased $656,664 or 8.5% to $7,095,937 compared to $7,752,601 in the prior year. The decrease in revenue was due to a decrease in revenue from same store sales of 1.8% or ($108,237) and to the net effect of permanent closings of six Texas stores during 2012 and 2013 ($711,510), temporary closing of three stores during 2013 ($462,816) and increased revenue due to the purchase of 12 Georgia stores during 2012 and 2013 with a positive effect of $625,899. The decrease in same store sales is mainly attributable to increased competition.

Cost of emission certificates. Cost of emission certificates decreased $277,002 or 15.6% to $1,493,183 in the year ended December 31, 2013 and was 21.0% of revenue, compared to $1,770,185 and 22.8% of revenue during 2012. The decrease in the cost of emission certificates over the comparable period was due to the decrease in store revenues during 2013 partially offset by the net effect of closing six Texas stores where cost of emission certificates is approximately 35% of revenues while cost of emission certificates for the 12 stores purchased in Georgia is approximately 20% of revenues.

Store operating expenses. Our store operating expenses decreased $158,123 or 3.0% to $5,084,345 for the year ended December 31, 2013 and was 71.7% of revenue, compared to $5,242,468 or 67.6% of revenue during 2012. The decrease in store operating expenses was primarily due to a decrease of $636,400 in store operating expenses for nine stores permanently or temporarily closed, increased new store operating expenses of $415,957 for 12 Georgia stores purchased during 2012 and 2013 plus an increase of $62,320 in same store operating expenses.  The primary causes of the $62,320 increase in same store operating expenses was due to $39,131 in wage increases, an increase of $19,670 in bank charges and an increase of $11,575 in depreciation expense.

General and administrative expenses. For the year ended December 31, 2013, our general and administrative expenses decreased $205,312 or 15.9% to $1,082,865 from $1,288,177 in 2012. The decrease in general and administrative expenses was primarily due to a $115,016 decrease in legal and accounting fees, a decrease of $40,377 in shareholder and investor relations expenses and a decrease in professional fees associated with Carbonga.

Gain from disposal of non-strategic assets. For the year ended December 31, 2013, we recognized a gain of $83,846 from the disposal of non-strategic assets, compared to a gain of $13,680 from the disposal of non-strategic assets in the year ended December 31, 2012. These non-strategic assets consisted primarily of excess testing equipment from closed stores.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of December 31, 2013.

2013 Goodwill Impairment:

Five stores acquired from	Acquisition Date	Goodwill Impairment Expense
Auto Emissions Express, LLC.	November 30, 2012	$107,739

 The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of these five Georgia stores acquired from AEE, it is estimated that future cash flows from these five stores would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2013 was $107,739 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2013.

            Operating loss. Our operating loss increased by $53,800 or 10.1% in the year ended December 31, 2013 and was $588,349 compared to an operating loss of $534,549 in the year ended December 31, 2012.  The primary cause of this increase was the $107,739 goodwill impairment charge recorded in 2013.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2013 as compared to the year ended December 31, 2012 were as follows:

	2013	2012
Operating loss	$(588,349)	$(534,549)
Interest income	5,020	3,020
Interest expense	(231,153)	(124,508)
Net loss	$(814,482)	$(656,037)
Basic and diluted net loss per share	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	35,623,871	34,688,166

The increase of $106,645 in interest expense during 2013, compared to 2012, was primarily the result of the amortization of loan origination costs associated with the line of credit and additional interest costs associated with the increase of the line of credit balance from $743,600 at December 31, 2012 to $939,245 at December 31, 2013.

Net loss and basic and diluted net loss per share. Our net loss increased from $656,037 in 2012 to $814,482 in 2013. Our basic and diluted net loss per share in the years ended December 31, 2012 and 2013 was $0.02 and $0.02, respectively. The primary causes of this increase were the $107,739 goodwill impairment charge recorded in 2013 and the $106,645 increase in interest expense.

Liquidity and Capital Resources

Introduction

Net loss for the year ended December 31, 2013 was $814,482 or $(0.02) per share, compared to a net loss of $656,037 or $(0.02) per share for the year ended December 31, 2012. Revenues for the year ended December 31, 2013 decreased $656,664, or 8.5%, to $7,095,937 from $7,752,601 in the year ended December 31, 2012. As of December 31, 2013, we had cash on hand of $65,854, a working capital deficit of $2,059,921, an accumulated deficit of $20,544,723 and total shareholders’ deficit of $4,447,701.

While our line of credit facility of $1,300,000 is currently 63% of the maximum limit with an outstanding balance at March 21, 2014 of approximately $823,850, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date. At March 21, 2014, our cash balances were approximately $41,725. We do not believe that our existing cash and cash flows from operations will be sufficient to support our operating and investing needs for at least the next twelve months. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that such capital or financing would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms.

Effective November 30, 2012, the Company purchased, for $425,000 in cash, certain assets of AEE. The assets purchased consisted of the operating assets of five emissions testing stations, which the Company intends to continue to operate under the Auto Emissions Express name.  The Company incurred $11,620 in legal costs related to the acquisition of the five AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2012.  During the year ended December 31, 2012, the five AEE stores recorded $39,446 in revenues or 0.5% of the Company’s $7,752,601 in consolidated revenues and $9,225 in store level operating income or 1.3% of the Company’s store level operating profit.    The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and to reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill, in the amount of $379,714, was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction. The purchase price was paid in cash using funds available under our existing credit agreement with TCA.

Effective October 25, 2013, the Company purchased, for $150,000 in cash and a $200,000 note payable, certain assets of AEE. The assets purchased consisted of the operating assets of seven emissions testing stations, which the Company intends to continue to operate under the Auto Emissions Express name.  The Company incurred $6,020 in legal costs related to the acquisition of the seven AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2013.  During the year ended December 31, 2013, the seven AEE stores recorded $87,667 in revenues or 1.2% of the Company’s $7,095,937 in consolidated revenues.    The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and to reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill, in the amount of $296,604 was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction. The purchase price was paid in cash using funds available under our existing credit agreement with TCA.

During the year ended December 31, 2013, our line of credit net borrowings increased $195,645 to the outstanding balance of $939,245 at December 31, 2013 from $743,600 at December 31, 2012. At March 21, 2014, the outstanding balance on the loan facility was approximately $823,850 and our cash balances were approximately $41,725.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total shareholders’ equity as of December 31, 2013 as compared to December 31, 2012 were as follows:

	As of December 31, 2013	As of December 31, 2012	Change
Cash	$65,854	$54,121	$11,733
Total current assets	367,287	318,706	48,581
Total assets	2,748,270	2,643,068	105,202
Total current liabilities	2,427,208	1,619,821	807,387
Total liabilities	2,616,625	1,841,017	775,608
Series A convertible preferred stock	4,579,346	4,579,346	—
Total shareholders’ (deficit) equity	(4,447,701)	(3,777,295)	(670,406)

For the year ended December 31, 2013, our net cash used in operating activities was $85,033, as compared to net cash used in operating activities of $83,779 for the year ended December 31, 2012. Negative operating cash flows during 2013 were primarily created by a net loss of $814,482, a gain on the disposal of assets of $83,846, an increase of $19,478 in other current assets and a decrease in other liabilities of $11,401. Offsetting the negative operating cash flows was an increase of $377,711 in accounts payable and accrued liabilities plus depreciation and amortization of $281,248 and goodwill impairment expense of $107,739.  Depreciation and amortization includes $99,856 representing amortization of loan origination costs associated with the TCA line of credit.

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

On June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement with TCA pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by AEE.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Notes 9 and 14).  While our line of credit facility of $1,300,000 is currently 63% of the maximum limit with an outstanding balance at March 21, 2014 of approximately $823,850, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.  During the twelve months ended December 31, 2013, our line of credit net borrowings increased $195,645 to the outstanding balance of $939,245 at December 31, 2013 from $743,600 at December 31, 2012. At March 21, 2014, the outstanding balance on the loan facility was approximately $823,850, and our cash balances were approximately $41,725.

Inflation has not had an abnormal or unanticipated effect on our operations. Our cost of emission certificates does not fluctuate from year to year as the fee we pay to the state or local government agency remains constant over the state’s contract period with the administrator, which is usually five to seven years.

As of December 31, 2013, we had a shareholders’ deficit of $4,447,701 compared to shareholders’ deficit of $3,777,295 at December 31, 2012. The shareholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash used in investing activities was $52,194 for the year ended December 31, 2013.  Net cash used in investing activities was $373,961 for the year ended December 31, 2012.

Our capital investments made during 2013 primarily involved $150,000 used in the acquisition of seven AEE stores and $35,284 used to purchase equipment for existing stores reduced by proceeds from the disposal of non-strategic assets in the amount of $81,090 and proceeds from a note receivable of $52,000.

Our capital investments made during 2012 primarily involved $425,000 used in the acquisition of five AEE stores and $8,186 used to purchase equipment for existing stores reduced by proceeds from the disposal of non-strategic assets in the amount of $38,100 and proceeds from a note receivable of $21,125.

Net cash provided by financing activities was $148,960 for the year ended December 31, 2013, compared to $382,766 for the year ended December 31, 2012.  Net cash provided by financing activities during 2013 was used for payments on capitalized leases of $28,043, payments to obtain financing of $19,950 and payments on equipment financing obligations in the amount of $8,893.  These payments were offset by $195,646 in net proceeds received from our line of credit. Net cash provided by financing activities during 2012 was used for payments on capitalized leases of $52,146, payments on equipment financing obligations in the amount of $24,780 and payments to obtain financing of $25,408.  These payments were offset by $485,100 in net proceeds received from our line of credit.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was impaired during 2013 or as of December 31, 2013. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record an impairment charge.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carry-forwards. The valuation allowance increased $372,000 in the year ended December 31, 2013. At December 31, 2013 and at December 31, 2012, net deferred tax assets of $6,629,000 and $6,257,000, respectively, were fully reserved by a valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

 Item 8. Financial Statements and Supplementary Data

Speedemissions, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Speedemissions, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
March 28, 2014

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Speedemissions, Inc.

We have audited the accompanying consolidated balance sheet of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, shareholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speedemissions, Inc. and subsidiaries as of December 31, 2012, and the result of their operations and their cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 29, 2013

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31,

	2013	2012
Assets
Current assets:
Cash	$65,854	$54,121
Note receivable – current portion	32,000	12,000
Certificate and merchandise inventory	28,599	56,531
Deferred financing costs	99,958	99,856
Other current assets	140,876	96,198
Total current assets	367,287	318,706
Note receivable, net of current portion	61,954	70,934
Property and equipment, net	398,897	523,264
Goodwill	1,808,731	1,619,866
Other assets	111,401	110,298
Total assets	$2,748,270	$2,643,068

Liabilities and Shareholders’ Deficit

Current liabilities:
Line of credit	$939,245	$743,600
Note payable	60,000	55,000
Accounts payable	810,512	467,750
Accrued liabilities	562,613	306,808
Current portion - capitalized lease obligations	25,863	26,844
Current portion - equipment financing obligations	13,155	3,144
Current portion - deferred rent	15,820	16,675
Total current liabilities	2,427,208	1,619,821
Capitalized lease obligations, net of current portion	65,187	92,250
Equipment financing obligations, net of current portion	10,791	4,106
Deferred rent	98,730	112,431
Other long term liabilities	14,709	12,409
Total liabilities	2,616,625	1,841,017
Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 39,315,855 and 34,688,166 shares issued and outstanding at December 31, 2013 and 2012 respectively	39,246	34,618
Additional paid-in capital	16,057,776	15,918,329
Accumulated deficit	(20,544,723)	(19,730,242)
Total shareholders’ deficit	(4,447,701)	(3,777,295)
Total liabilities and shareholders’ deficit	$2,748,270	$2,643,068

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2013	2012
Revenue	$7,095,937	$7,752,601
Costs of revenue:
Cost of emissions certificates	1,493,183	1,770,185
Store operating expenses	5,084,345	5,242,468
General and administrative expenses	1,082,865	1,288,177
Gain from disposal of non-strategic assets	(83,846)	(13,680)
Goodwill impairment expense	107,739	—
Operating loss	(588,349)	(534,549)
Interest income (expense)
Interest income	5,020	3,020
Interest expense	(231,153)	(124,508)
Interest, net	(226,133)	(121,488)
Net loss	$(814,482)	$(656,037)
Basic and diluted net loss per common share	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	35,623,871	34,688,166

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Years Ended December 31, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at December 31, 2011	34,688,166	$34,618	$15,918,329	$(19,074,204)	$(3,121,257)
Net loss	—	—	—	(656,037)	(656,037)
Balance at December 31, 2012	34,688,166	$34,618	$15,918,329	$(19,730,241)	$(3,777,294)
Issuance of common stock for services	3,899,689	3,900	129,975	—	133,875
Exercise of warrants	228,000	228	3,972	—	4,200
Issuance of common stock for debt	500,000	500	5,500	—	6,000
Net loss	—	—	—	(814,482)	(814,482)
Balance at December 31, 2013	39,315,855	$39,246	$16,057,776	$(20,544,723)	$(4,447,701)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2013	2012
Operating activities:
Net loss	$(814,482)	$(656,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	281,248	276,663
Goodwill impairment expense	107,739	—
Gain from disposal of non-strategic assets	(83,846)	(13,680)
Stock issued for services	43,791	—
Share based compensation including director stock awards	4,875	—
Changes in operating assets and liabilities:
Certificate and merchandise inventory	27,932	3,291
Other current assets	(19,478)	(36,878)
Other assets	(4,122)	(5,935)
Accounts payable and accrued liabilities	377,711	353,837
Note payable	5,000
Other liabilities	(11,401)	(5,040)
Net cash used in operating activities	(85,033)	(83,779)
Cash flows from investing activities:
Purchases of property and equipment	(35,284)	(8,186)
Proceeds from note receivable	52,000	21,125
Proceeds from asset sales	81,090	38,100
Acquisition of business	(150,000)	(425,000)
Net cash used in investing activities	(52,194)	(373,961)
Cash flows from financing activities:
Proceeds from exercise of warrants into common stock	4,200	—
Stock issued for debt	6,000	—
Proceeds from line of credit	3,100,881	2,415,100
Payments on line of credit	(2,905,235)	(1,930,000)
Payments to obtain financing	(19,950)	(25,408)
Payments on equipment financing obligations	(8,893)	(24,780)
Payments on capitalized leases	(28,043)	(52,146)
Net cash provided by financing activities	148,960	382,766
Net increase (decrease) in cash	11,733	(74,974)
Cash at beginning of year	54,121	129,095
Cash at end of year	$65,854	$54,121
Supplemental Information:
Cash paid during the period for interest	$105,630	$28,936
Non-cash transaction:
Proceeds from capital leases	$-	$129,900
Proceeds from equipment financing	$25,589	$7,250
Loan origination costs	$100,000	$168,500
Note receivable from the disposal of assets	$60,000	$-

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Speedemissions, Inc. (“Speedemissions” or the “Company”) has experienced recurring net losses which have caused an accumulated deficit of approximately $20,544,723 at December 31, 2013. We had a working capital deficit of $2,059,921 at December 31, 2013 compared to a working capital deficit of $1,301,115 at December 31, 2012.

Our revenues for the fiscal years ended December 31, 2013 and 2012, as well as revenues for 2014 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2013 and to date during 2014 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

While our line of credit facility of $1,300,000 is currently 63% of the maximum limit with an outstanding balance at March 21, 2014 of approximately $823,850, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the twelve months ended December 31, 2013, our line of credit net borrowings increased $195,645 to the outstanding balance of $939,245 at December 31, 2013 from $743,600 at December 31, 2012. At March 21, 2014, the outstanding balance on the loan facility was approximately $823,850, and our cash balances were approximately $41,725.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2013, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the year ended December 2013, as well as to date in 2014, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2013 and 2012, as well as to date in 2014, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

On December 13, 2013 and on January 10, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. SpeedEmissions, Inc., Case Nos. 2013 CA 008762 NC and 2014 CA 000153 (the “Actions”). IBC commenced the Actions against us to recover an aggregate of $128,337.66 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on December 13, 2013 and January 10, 2014, respectively.

The Settlement Agreement provides that in no event shall the number of shares of common stock issued by the Company to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of common stock of the Company, the Company and its affiliates are prohibited from, among other things, voting any securities of the Company in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries, (2) a sale or transfer of a material amount of the Company’s assets or its subsidiaries’ assets, (3) any material change in the Company’s present capitalization or dividend policy, (4) any other material change in the Company’s business or corporate structure, (5) a change in the Company’s charter, bylaws, or instruments corresponding thereto (6) causing a class of the Company’s securities to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (7) causing a class of the Company’s equity securities to become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act, (8) terminating the Company’s transfer agent, (9) taking any action which would impede the purposes and objects of the Settlement Agreement or (10) taking any action, intention, plan or arrangement similar to any of those enumerated above. These prohibitions may not be modified or waived without further order of the Court.

Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2013, the Company operated 43 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). The Company also operates four mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. In evaluating the goodwill on our balance sheet for impairment at December 31, 2013, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We then utilized a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was impaired during 2013 or as of December 31, 2013. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record additional impairment charges.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. Due to the Company’s net loss, potential dilutive common shares from options and warrants have been excluded from the weighted-average number of common shares outstanding as they are anti-dilutive.

Share-Based Compensation

The Company has several share-based compensation plans under which employees and non-employee directors receive stock options. Additionally the Company has issued shares of its common stock as compensation to employees and payments of services rendered by third parties.  Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Fair value of the award is calculated using the Black-Scholes model or based on the fair value of the shares issued for the services provided, whichever is more accurately determinable.

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

The balance of notes receivable was $93,954 and $82,934 at December 31, 2013 and 2012, respectively.

Note 5: Property and Equipment

Property and equipment at December 31, 2013 and 2012 were as follows:

	2013	2012
Buildings	$485,667	$485,667
Emissions testing equipment	1,492,977	1,586,613
Furniture, fixtures and office equipment	138,489	153,081
Vehicles	26,827	25,772
Leasehold improvements	279,456	323,295
	2,423,416	2,574,428
Less accumulated amortization and depreciation	2,024,519	2,051,164
	$398,897	$523,264

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

At December 31, 2013 and 2012, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2013. The Company believes that goodwill is not impaired at December 31, 2012.  The 2013 impairment related to the goodwill recorded from the acquisition of the five stores from Auto Emissions Express, LLC (“AEE”) in November 2012.

The following schedule presents the valuation of goodwill as of December 31, 2013:

December 31, 2011	$1,240,152
Auto Emissions Express goodwill (five stores)	379,714
December 31, 2012	$1,619,866
Auto Emissions Express goodwill impairment (five stores)	(107,739)
Auto Emissions Express goodwill (seven stores)	296,604
December 31, 2013	$1,808,731

Note 7: Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Professional fees	$22,500	$84,388
Accrued payroll	72,445	69,074
Accrued property taxes	164,079	62,159
Other	303,589	91,187
	$562,613	$306,808

Note 8: Equipment Financing Agreements

On November 17, 2012, the Company entered into a 24 month equipment financing agreement with a financing company in the amount of $7,250. The financing agreement is secured by the equipment.  The financing agreement bears interest at 27% per annum.

On July 30, 2013, the Company entered into a 24 month equipment financing agreement with a financing company in the amount of $25,589. The financing agreement is secured by the equipment. The financing agreement bears interest at 30.5% per annum.

Equipment financing agreements at December 31 consisted of the following:

	2013	2012
Equipment financing agreements	$23,946	$7,250
Less current portion	13,155	3,144
Long-term portion	$10,791	$4,106

Future minimum debt payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2013:

Year Ending December 31,
2014	$16,136
2015	$7,810
$23,946

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2013, establishing a new maturity date of November 6, 2014, and a maturity value of $65,000.  The $5,000 increase in maturity value of the Note was a financial requirement to accomplish the Note’s renewal. The Note had a balance due of $60,000 and $55,000 on December 31, 2013 and December 31, 2012, respectively.

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

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores from AEE.  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to purchase seven emissions testing stores from AEE and to provide working capital.  Total loan origination costs paid in conjunction with the above loans totaled $239,450, with $19,644 and $119,848 expensed in years ended December 31, 2012 and 2013, respectively.  This leaves $99,958 of unamortized loan origination costs on our balance sheet as of December 31, 2013.  Our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.

The annual interest rate on the note is 10% per annum.  The Credit Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The Company is subject to various financial covenants under the Credit Agreement.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to TCA. As of December 31, 2013, the Company was in compliance with all covenants required under the Credit Agreement.  The balance due under the Credit Agreement was $939,245 and $743,600 at December 31, 2013 and 2012, respectively.

Note 10: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2013 and 2012, there were no uncertain tax positions. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years after 2009 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $14,520,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2030.

Differences between the income taxes incurred for 2013 and 2012 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2013	2012
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$5,500,000	$4,934,000
Goodwill	892,000	1,083,000
Other	237,000	240,000
	6,629,000	6,257,000
Valuation allowance	(6,629,000)	(6,257,000)
Net deferred tax asset	$—	$—

Note 11: Net Loss Per Common Share

Basic loss per common share (“EPS”) represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net loss per common share for the year ended December 31, 2013 and 2012, respectively:

	2013	2012
Net loss (A)	$(814,482)	$(656,037)

Weighted average common shares - basic (B)	35,623,871	34,688,166
Effect of dilutive securities:
Dilutive effect of stock options (1)	—	—
Dilutive effect of stock warrants (1)	—	—
Dilutive effect of unrestricted Preferred Series A Shares (2)	—	—
Weighted average common shares - diluted (C)	35,623,871	34,688,166
Net loss per share - basic (A/B)	$(0.02)	$(0.02)
Net loss per share - diluted (A/C)	$(0.02)	$(0.02)

(1)
As a result of the Company’s net loss for the year ended December 31, 2013 and 2012, aggregate Common Stock Equivalents of 59,000 in each year issuable under stock option plans that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the year ended December 31, 2013 and 2012. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the year ended December 31, 2013 and 2012, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2013 and 2012. These Common Stock Equivalents could be dilutive in future periods.

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2013 and 2012, the excess of rent expense over cash payments was $114,550 and $129,106, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2013:

Year Ending December 31
2014	$1,235,657
2015	913,510
2016	521,735
2017	352,614
2018	178,290
2019 and later	423,205
$3,625,011

Total rent expense under all operating leases totaled $1,599,631 in 2013 and $1,589,065 in 2012. Total rent income from sub-lease agreements on operating leases totaled $265,592 in 2013 and $152,313 in 2012.   Total future rent income from sub-lease agreements on operating leases due over the next four years is approximately $482,715.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments.  The Company held $129,900 in equipment under capital lease with accumulated depreciation of $32,475 at December 31, 2013.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2013:

Year Ending December 31
2014	$47,086
2015	47,086
2016	27,467
121,639
Less amounts representing interest	30,589
Present value of net minimum lease payments	91,050
Less current portion	25,863
Long-term capitalized lease obligations	$65,187

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During 2010, the Company filed a Demand for Arbitration claim for $2,900,000 plus legal fees, against the former owners of Mr. Sticker, Inc. (“Mr. Sticker”), David E. Smith, Barbara Smith and Grant Smith. The Company purchased Mr. Sticker from the Smiths on June 30, 2005 for $3,100,000. The Company asserted that the Smith’s interfered with the continuation of the acquired business and the renewal of certain leases held by the Smiths or by controlled entities of the Smiths related to the acquisition of Mr. Sticker by the Company. The Company further asserted breach of contract, fraud and fraudulent inducement and tortuous interference by the Smiths.  During April 2013, the Company was advised by the Texas Court of Appeals that a key legal position of the Company was denied, thereby preventing the Company from proceeding with its arbitration claim.  The Company had the option to appeal this ruling to the Texas Supreme Court, but the Company decided in June 2013 not to appeal the court’s decision and abandoned all claims under this lawsuit.

 Note 13: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2013 and 2012. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited (“GCA”) held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2013 and 2012. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2013 and 2012. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2013.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company, the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Deficit in the Company’s consolidated balance sheets. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2013 and 2012 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

In the event of liquidation, dissolution or winding up of the Company, preferred shareholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

On August 22, 2013, the Company issued 625,000 shares of its common stock to Investors Stock Daily, Inc. for investor relations services to be rendered during the 12-month period ending July 31, 2014. Additionally, the Company is obligated to issue another 625,000 shares on July 31, 2014 to complete payment for the investor relations services. For financial reporting purposes, the Company valued the shares based the agreed value of the services to be rendered or $37,500. The Company recognized $6,250 and $9,375 in expense related to the services performed in the third and fourth quarters of 2013, respectively.

On September 6, 2013, the Company issued 125,000 shares of its common stock to a consultant for financial consulting services previously rendered.  Additionally, the Company is obligated to issue another 125,000 shares to complete payment for the financial consulting services. For financial reporting purposes, the Company valued the shares based the agreed value of the services rendered or $2,500. The Company recognized $2,500 in expense related to the services performed in the third quarter of 2013.

On September 6, 2013, the Company issued a total of 325,000 shares of its common stock to three Company employees for employment services previously rendered.  For financial reporting purposes, the Company valued the shares based the market value of the shares on the June17, 2013 grant date or $0.015 per share. The Company recognized $4,875 in expense related to the services performed in the third quarter of 2013.

On September 26, 2013, the Company issued 180,000 shares of its common stock to Vincent Calicchia as a result of the exercise of previously granted warrants.  On June 5, 2013, a total of 600,000 warrants were granted by the Company to National Securities Corporation and its Senior Vice President, Vincent Calicchia, as an inducement to perform preliminary due diligence on a proposed future capital raise for the Company.  No expense was recorded by the Company as a result of the exercise of the warrants. See further discussion following “Warrants” section.

On October 9, 2013, the Company issued 2,074,689 shares of its common stock to TCA, for advisory services associated with the Second Amendment Credit Agreement with TCA. For financial reporting purposes, the Company valued the shares based the agreed value of the services to be rendered or $100,000.  In the event TCA does not receive at least $100,000 in net proceeds from the sale of those advisory shares, we are obligated to issue TCA additional shares of our common stock in an amount sufficient, that when sold, provides net proceeds to TCA equal to the $100,000 advisory fee. The Company recognized $16,667 in expense related to the services performed in the fourth quarter of 2013.

On November 25, 2013, the Company issued 48,000 shares of its common stock to Vincent Calicchia as a result of the exercise of previously granted warrants.  On June 5, 2013, a total of 600,000 warrants were granted by the Company to National Securities Corporation and its Senior Vice President, Vincent Calicchia, as an inducement to perform preliminary due diligence on a proposed future capital raise for the Company.  No expense was recorded by the Company as a result of the exercise of the warrants. See further discussion following “Warrants” section.

On December 13, 2013, the Company made a partial issuance of 1,250,000 shares of its common stock to IBC pursuant to the terms of the Settlement Agreement whereby IBC will assume financial responsibility for certain of the Company’s trade accounts payable in the amount of $71,644 in exchange for shares of the Company’s common stock.   Of the 1,250,000 shares issued, 500,000 shares were sold by IBC, at a price per share of $0.012, resulting in proceeds of $6,000 to IBC and reducing the Company’s obligation to IBC from $71,644 to $65,644.  The remaining 750,000 shares were issued by the Company as a financing fee to IBC which the Company recognized an in the fourth quarter of 2013.  If the remaining $65,644 amount due by the Company to IBC is paid using the Company’s common shares valued at $0.012 per share, it will require the Company to issue approximately 5,500,000 shares to IBC to satisfy the $65,644 obligation. The Settlement Agreement provides that in no event shall the total number of shares of common stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 39,315,855 and 34,688,166 shares were issued and outstanding as of December 31, 2013 and 2012, respectively. The total number of shares reserved for options and warrant conversions was 59,000 on December 31, 2013 and 2012.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors’ stock options, restricted stock awards, unrestricted stock awards and performance stock rewards.

Under the Company’s 2001 Stock Option Plan  (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. There were no options outstanding under the 2001 Plan as of December 31, 2013. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for  up to 303,498 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vested annually in three equal installments. There were 5,000 options outstanding under the 2005 Plan as of December 31, 2013. The Company does not anticipate granting any additional options under the 2005 Plan in the future.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments. There were 54,000 options outstanding under the 2006 Plan as of December 31, 2013. The Company does not anticipate granting any additional options under the 2006 Plan in the future.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the “2008 Plan”. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. There were no options outstanding under the 2008 Plan as of December 31, 2013.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares from the Company’s 2008 Plan to each of the Company’s five directors. The common stock awards vested immediately. The Company did not grant common stock option awards in 2013. The Company recognized $10,500 in share-based compensation expense from the 500,000 common shares awarded to the Company’s directors in 2010. The common shares awarded vested immediately and the stock price was $0.021 on the date of the grant.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,025,000 stock options available to be granted under these plans at December 31, 2013 and 2012. As of December 31, 2013 and 2012, options to purchase a total of 59,000 had been granted and were outstanding under these four plans. Options to purchase 59,000 common shares were exercisable as of December 31, 2013 and 2012, respectively.

The Company recorded $4,875 and $0 in share-based compensation expense during the years ended December 31, 2013 and 2012, respectively. These expenses are included in the Company’s general and administrative expenses in its Statements of Operations.

 The Company did not grant stock options in 2013 or 2012. For stock option grants issued prior to 2012, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%. The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2013 and 2012:

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	59,000	$0.61	59,000	$0.61
Granted	—	$—	—	$—
Exercised/exchanged	—	$—	—	$—
Expired	—	$—	—	$—

Options outstanding at December 31,	59,000	$0.61	59,000	$0.61

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00 - $0.99	54,000	2.87 years	$0.57	54,000	$0.57
$1.00 - $1.99	5,000	1.95 years	$1.00	5,000	$1.00
$0.00 - $0.99	59,000	2.80 years	$0.61	59,000	$0.61

As of December 31, 2013, there was no unrecognized stock-based compensation expense related to non-vested stock options. The following table represents our non-vested stock options and activity for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2011	—	$—
Granted	—
Vested	—	—
Non-vested options — December 31, 2012	—	—
Granted	—	—
Vested	—	—
Non-vested options — December 31, 2013	—	$—

The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2013 and 2012, respectively, based on the Company’s closing stock price of $0.03 and $0.01, respectively. The aggregate intrinsic value of options vesting during 2013 and 2012 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model.

There were no warrants granted during the year ended December 31, 2012.

On June 5, 2013, a total of 600,000 warrants were granted by the Company to National Securities Corporation and its Senior Vice President, Vincent Calicchia, as an inducement to perform preliminary due diligence on a proposed future capital raise for the Company.  Each warrant when exercised converts into one share of the Company’s common stock.  The exercise price of each warrant is $0.010, the warrants fully vested when granted and expire on June 5, 2018.  The closing price of the Company’s common stock on the date of the warrants’ grant was $0.007 per share.   The fair value of the 600,000 warrants, calculated on the date of grant using Black-Scholes, was negligible and has not been separately accounted for.  On September 26, 2013 and November 25, 2013, the Company issued 180,000 shares and 48,000 shares of its common stock, respectively, to Vincent Calicchia as a result of the exercise of previously granted warrants.

 The following table represents our warrant activity for the years ended December 31, 2013 and 2012:

Number of Warrants
Outstanding Warrants — December 31, 2011	0
Granted	0
Exercised	0
Outstanding Warrants — December 31, 2012	0
Granted	600,000
Exercised	(228,000)
Outstanding Warrants — December 31, 2013	372,000

All warrants issued were fully vested within the calendar year in which they were granted.  As of December 31, 2013, there were 372,000 warrants to purchase common stock outstanding.

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
$425,000

Effective October 25, 2013, the Company purchased, for $150,000 in cash and a $200,000 note payable, certain assets of AEE. The assets purchased consisted of the operating assets of seven emissions testing stations, which the Company intends to continue to operate under the Auto Emissions Express name.  The Company incurred $6,020 in legal costs related to the acquisition of the seven AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2013.  During the year ended December 31, 2013, the seven AEE stores recorded $87,667 in revenues or 1.2% of the Company’s $7,095,937 in consolidated revenues.    The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction. The purchase price was paid in cash using funds available under our existing credit agreement with TCA.

The acquisition was accounted for using the purchase method of accounting, whereby a new basis of accounting and reporting for the assets acquired was established. The purchase price allocation was based on the estimated fair values of the assets acquired. Such fair values were estimated by management.

The purchase price allocation was as follows:

Property and equipment	$53,396
Goodwill	296,604
$350,000

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

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock, which if sold could have a negative impact on our stock price. The Company had 39,315,855 shares of common stock issued and outstanding as of December 31, 2013. As of December 31, 2013, our largest shareholder, GCA, and its affiliates, owned 7,421,861 shares of our common stock. GCA and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon the conversion of their Preferred A Stock, GCA could own up to 11,699,359 shares of our common stock.

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

During the fourth quarter of 2013, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded from the its acquisition of five stores from AEE in 2012 was impaired due to a decline in operating performance and anticipated future performance at the stores located in Georgia. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the net assets. The fair value of the reporting unit was determined using discounted cash flow techniques. The amount of the goodwill impairment expensed during the fourth quarter of 2013 was $107,739. See Note 6 to the Consolidated Financial Statements for additional information.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our internal control over financial reporting was effective.

Item 9B. Other Information

None

 Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Shareholders.

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

10.16	Credit Agreement with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.17	Revolving Note with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.18	$60,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 6, 2012

10.19
Second Amendment to Credit Agreement with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.20
Replacement and Consolidated Revolving Note with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

23.1	Consent of Habif, Arogeti & Wynne, LLP

23.2	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 28, 2014		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer

Dated: March 28, 2014		/s/ Dannie Daugherty Jr.
	By:	Dannie Daugherty Jr., Chief Financial Officer and Chief Accounting Officer

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

	/s/ Richard A. Parlontieri	Dated: March 28, 2014
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer (Principal Executive Officer)

	/s/ Bradley A. Thompson	Dated: March 28, 2014
By:	Bradley A. Thompson, Director

	/s/ Michael E. Guirlinger	Dated: March 28, 2014
By:	Michael E. Guirlinger, Director

/s/ Dannie Daugherty Jr.
By:	Dannie Daugherty Jr., Chief Financial Officer, Chief Accounting Officer and Secretary (Principal Financial and Accounting Officer)	Dated: March 28, 2014

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

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

10.19
Second Amendment to Credit Agreement with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.20
Replacement and Consolidated Revolving Note with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

23.1	Consent of Habif, Arogeti & Wynne, LLP

23.2	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files