Form 10-Q
period 2014-03-31
SPEEDEMISSIONS INC
filed 2014-05-14
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 75,744,914 shares of common stock, par value $.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, including those described under Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, some of which are beyond the Company’s control and are difficult to predict. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company’s future results and shareholder values may differ materially from those expressed or forecast in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$54,244	$65,854
Notes receivable – current portion	17,000	32,000
Certificate and merchandise inventory	31,347	28,599
Deferred financing costs	69,971	99,958
Other current assets	107,334	140,876
Total current assets	279,896	367,287
Notes receivable, net of current portion	59,708	61,954
Property and equipment, net	352,542	398,897
Goodwill	1,808,731	1,808,731
Other assets	117,961	111,401
Total assets	$2,618,838	$2,748,270
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$797,470	$939,245
Note payable	60,000	60,000
Accounts payable	842,373	810,512
Accrued liabilities	629,102	562,613
Current portion - capitalized lease obligations	25,863	25,863
Current portion - equipment financing obligations	12,229	13,155
Current portion – deferred rent	15,820	15,820
Total current liabilities	2,382,857	2,427,208
Capitalized lease obligations, net of current portion	58,226	65,187
Equipment financing obligations, net of current portion	8,115	10,791
Deferred rent	112,223	98,730
Other long term liabilities	14,709	14,709
Total liabilities	2,576,130	2,616,625
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 63,244,914 and 39,315,855 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	63,176	39,246
Additional paid-in capital	16,186,530	16,057,776
Accumulated deficit	(20,786,344)	(20,544,723)
Total shareholders’ deficit	(4,536,638)	(4,447,701)
Total liabilities and shareholders’ deficit	$2,618,838	$2,748,270

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2014	2013
Revenue	$1,797,811	$1,889,013
Costs of revenue:
Cost of emission certificates	364,680	422,941
Store operating expenses	1,298,319	1,358,208
General and administrative expenses	320,385	291,495
Operating loss	(185,573)	(183,631)
Interest income (expense)
Interest income	1,600	755
Interest expense	(57,647)	(87,896)
Interest, net	(56,047)	(87,141)
Net loss	$(241,620)	$(270,772)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	49,706,270	34,688,166

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(241,620)	$(270,772)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	77,465	108,678
Stock issued for services	17,730	-
Share based compensation	15,000	-
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(2,748)	14,386
Other current assets	33,543	(14,984)
Other assets	(7,315)	5,404
Accounts payable and accrued liabilities	98,350	228,332
Other liabilities	13,493	13,504
Net cash provided by operating activities	3,898	84,548
Cash flows from investing activities:
Purchases of property and equipment	(1,123)	(7,340)
Proceeds from note receivable	18,000	2,245
Net cash provided by (used in) investing activities	16,877	(5,095)
Cash flows from financing activities:
Stock issued for debt	119,953	-
Proceeds from line of credit	449,981	816,185
Payments on line of credit	(591,756)	(861,700)
Payments on equipment financing obligations	(3,602)	(709)
Payments on capitalized leases	(6,961)	(7,113)
Net cash used in financing activities	(32,385)	(53,337)
Net (decrease) increase in cash	(11,610)	26,116
Cash at beginning of period	65,854	54,121
Cash at end of period	$54,244	$80,237
Supplemental Information:
Cash paid during the period for interest	$57,647	$87,896

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

March 31, 2013
(Unaudited)

Note 1. Going Concern

The accompanying consolidated financial statements of Speedemissions, Inc. have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern. References in this report to “Speedemissions,” the “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $20,786,344 at March 31, 2014. We had a working capital deficit of $2,102,961 at March 31, 2014 compared to a working capital deficit of $2,059,921 at December 31, 2013.

Our revenues for the quarter ended March 31, 2014 and the fiscal year ended December 31, 2013 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter ended March 31, 2014 and for the fiscal year ended December 31, 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by Auto Emissions Express, LLC, a Georgia corporation (“AEE”).  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Note 9 of the financial statements). While our line of credit facility of $1,300,000 is currently 57% of the maximum limit with an outstanding balance at May 8, 2014 of approximately $746,750, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the quarter ended March 31, 2014, our line of credit net borrowings decreased $141,775 to the outstanding balance of $797,470 at March 31, 2014 from $939,245 at December 31, 2013.  At May 8, 2014, the outstanding balance on the loan facility was approximately $746,750, and our cash balances were approximately $45,900.

During the prior two years, we made reductions in employee headcount, the number of emission testing stores, same store operating expenses, corporate overhead and other operating expenses. At March 31, 2014, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the year ended December 2013, as well as the quarter ended March 31, 2014, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2013, as well as the quarter ended March 31, 2014, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

 Note 2: Nature of Operations

Description of Business

Speedemissions is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 31, 2014, we operated 43 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); Mr. Sticker (Houston, Texas); and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of March 31, 2014, we have sold no franchises.

On November 30, 2012, we completed the acquisition of certain operating assets comprising five emission testing centers owned by AEE. At the time AEE owned and operated 12 emission testing centers in the Atlanta, Georgia area, including the five emission testing centers that we purchased.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Note 4: Inventory

Inventory at March 31, 2014 consisted of certificate and merchandise inventory and was $28,595 and $2,752, respectively. Inventory at December 31, 2013 consisted of certificate and merchandise inventory and was $25,129 and $3,470, respectively.

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

The balance of notes receivable was $76,708 and $93,954 at March 31, 2014 and December 31, 2013, respectively.

Note 6: Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Buildings	$485,667	$485,667
Emission testing and safety inspection equipment	1,492,977	1,492,977
Furniture, fixtures and office equipment	138,489	138,489
Vehicles	26,827	26,827
Leasehold improvements	280,578	279,456
	2,424,538	2,423,416
Less: accumulated depreciation and amortization	2,071,996	2,024,519
	$352,542	$398,897

 Note 7: Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Professional fees	$35,077	$22,500
Accrued payroll	71,569	72,445
Accrued property taxes	178,795	164,079
Other	343,661	303,589
	$629,102	$562,613

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of March 31, 2014 and December 31, 2013 was $20,344 and $23,946, respectively.

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000, and the Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014, and a maturity value of $65,000.  The $5,000 increase in maturity value of the Note upon each extension was a financial requirement to accomplish the Note’s renewal. The Note had a balance due of $60,000 on March 31, 2014 and December 31, 2013.

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

As described in Note 1, on June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores from AEE.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA, pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to purchase seven emissions testing stores from AEE and to provide working capital.  Total loan origination costs paid in conjunction with the above loans totaled $239,450, with $19,644 and $119,848 expensed in years ended December 31, 2012 and 2013, respectively, and $29,987 expensed during the quarter ended March 31, 2014.  Unamortized loan origination costs of $69,971 remain on our balance sheet as of March 31, 2014.  Our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.

The annual interest rate on the note is 10% per annum.  The Credit Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The Company is subject to various financial covenants under the Credit Agreement.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to TCA. As of March 31, 2014, the Company was in compliance with all covenants required under the Credit Agreement.  The balance due under the Credit Agreement was $797,470 and $939,245 at March 31, 2014 and December 31, 2013, respectively.

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

The following table sets forth the computation for basic and diluted net loss per share for the three month periods ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31
	2014	2013
Net loss (A)	$(241,620)	$(270,772)
Weighted average common shares - basic (B)	49,706,270	34,688,166
Effect of dilutive securities:
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—
Weighted average common shares - diluted (C)	49,706,270	34,688,166
Net loss per share - basic (A/B)	$(0.00)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.01)

(1)
As a result of the Company’s net loss for the three month periods ended March 31, 2014 and 2013, aggregate Common Stock Equivalents of 431,000 and 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month periods ended March 31, 2014 and 2013, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three month periods ended March 31, 2014 and 2013, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month periods ended March 31, 2014 and 2013. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2014 and December 31, 2013. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued 23,929,059 common shares during the three month period ended March 31, 2014.  The 23,929,059 common shares consisted of 1,500,000 shares issued to Company employees for services previously rendered, 625,000 shares issued to an investment banking firm for consulting services and 21,804,059 shares issued to retire debt and pay related financing fees.  During the three-month period ended March 31, 2014, the Company recorded expenses of $15,000, $17,730 and $9,375 for employee compensation, financing fees and consulting services, respectively, related to these common stock issuances.  These expenses are recorded in the Company’s general and administrative expenses for the three-month period ended March 31, 2014.  The Company had 63,244,914 common shares outstanding as of March 31, 2014.

Note 12: Share-Based Compensation

The Company has several share-based compensation plans under which employees and non-employee directors receive stock options. Additionally, the Company has issued shares of its common stock as compensation to employees and payments of services rendered by third parties.  Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Fair value of the award is calculated using the Black-Scholes model or based on the fair value of the shares issued for the services provided, whichever is more accurately determinable. Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Share-based compensation expense was $42,105 and $0 during the three months ended March 31, 2014 and 2013, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options granted under the Company’s stock option plans during the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2013	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at March 31, 2014	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2013 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the three months ended March 31, 2014.

As of March 31, 2014, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the three months ended March 31, 2014 and 2013.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2014 and December 31, 2013. There were no options granted under these plans during the three month period ended March 31, 2014. There were no options exercised during the three month periods ended March 31, 2014 and 2013.

Stock Warrants

There were 372,000 common stock warrants outstanding as of March 31, 2014, and there were no warrants granted or exercised during the three month period ended March 31, 2014.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2014 and 2013, as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 14: Contingencies

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15: Subsequent Events

The Company has evaluated subsequent events through the date of the filing its Form 10-Q with the Securities and Exchange Commission and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

 ITEM 2                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2014 and 2013

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating loss for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31		Percentage
	2014	2013	Change
Revenue	$1,797,811	$1,889,013	(4.8%)
Cost of emission certificates	364,680	422,941	(13.8%)
Store operating expenses	1,298,319	1,358,208	(4.4%)
General and administrative expenses	320,385	291,495	9.9%
Operating loss	$(185,573)	$(183,631)	1.1%

Revenue. Revenue decreased $91,202 or (4.8%) to $1,797,811 in the three month period ended March 31, 2014 compared to $1,889,013 in the three month period ended March 31, 2013. The $91,202 decrease in revenue was primarily due to a $230,437 revenue decrease due to the permanent closing of three emission testing stores and the temporary closing of five stores, mitigated by a $149,131 increase in revenue resulting from 2014 revenue from seven stores acquired in October 2013. The decrease in revenue over the comparable period due to a decrease in same store revenue was $9,896 or (0.6%).

Cost of emission certificates. Cost of emission certificates decreased $58,261 or (13.8%) in the three month period ended March 31, 2014 and was $364,680 or 20.3% of revenues, compared to $422,941 or 22.4% of revenues in the three month period ended March 31, 2013. The decrease in cost of emission certificates over the comparable period was due primarily to the closing of three Texas stores where cost of emission certificates was approximately 34% of revenue while the seven stores opened in Georgia had cost of emission certificates of approximately 22% of revenue.

Store operating expenses. Store operating expenses decreased $59,889 or (4.4%) in the three month period ended March 31, 2014 and was $1,298,319 or 72.2% of revenues, compared to $1,358,208 or 71.9% of revenues in the three month period ended March 31, 2013. The $59,889 decrease was mainly attributable to net decreases of approximately $23,000 and $12,000 in same store payroll and rent expenses, respectively.

General and administrative expenses. Our general and administrative expenses increased $28,890 or 9.9% to $320,385 in the three month period ended March 31, 2014 from $291,495 in the three month period ended March 31, 2013. The increase in general and administrative expenses during the three month period March 31, 2014 was primarily due to an increase in employee compensation compared to the prior year comparable period.

Operating loss. Our operating loss increased by $1,942 in the three month period ended March 31, 2014 and was ($185,573) compared to an operating loss of ($183,631) in the three month period ended March 31, 2013. The increase in our operating loss was primarily due to the increase in general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Operating loss	$(185,573)	$(183,631)
Interest income	1,600	755
Interest expense	(57,647)	(87,896)
Net loss	$(241,620)	$(270,772)
Basic and diluted net loss per common share	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	49,706,270	34,688,166

The Company incurred net interest expense of $56,047 and $87,141 during the three month periods ended March 31, 2014 and 2013, respectively.  The decrease of $31,094 in interest expense during the quarter ended March 31, 2014, compared to 2013, was primarily the result of a decrease of $29,627 in the amortization of loan origination costs associated with line of credit.

Net loss and basic and diluted loss per common share. Net loss was ($241,620) and ($270,772) in the three month periods ended March 31, 2014 and 2013, respectively. Basic and diluted net loss per share was ($0.00) and ($0.01) in the three month periods ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $11,610 during the three months ended March 31, 2014 from cash provided by operations while our total liabilities decreased by a net $40,495. Our current liabilities decreased mainly due to a $141,775 decrease in our line of credit partially offset by a $98,350 combined increase in our accounts payable and accrued expenses. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2014.

As described above, on June 8, 2012, the Company entered into the Credit Agreement with TCA Global, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores from AEE.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA, pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to purchase seven emissions testing stores from AEE and to provide working capital.  Total loan origination costs paid in conjunction with the above loans totaled $239,450, with $19,644 and $119,848 expensed in years ended December 31, 2012 and 2013, respectively and $29,987 expensed during the quarter ended March 31, 2014.  Unamortized loan origination costs of $69,971 remain on our balance sheet as of March 31, 2014.  Our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.

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

Cash Requirements

For the three months ended March 31, 2014, our net cash provided by operating activities was $3,898 compared to net cash provided by operating activities of $84,548 in the three months ended March 31, 2013. Positive operating cash flows during the three months ended March 31, 2014 were primarily created by a $98,350 increase in accounts payable and accrued liabilities plus depreciation and amortization of $77,465 reduced by by a net loss of $241,620.

Positive operating cash flows during the three months ended March 31, 2013 were primarily created by a $228,332 increase in accounts payable and accrued liabilities plus depreciation and amortization of $108,678, partially offset by a net loss of $270,772.

Sources and Uses of Cash

Net cash provided by investing activities was $16,877 for the three months ended March 31, 2014 compared to net cash used in investing activities was $5,095 for the three months ended March 31, 2013. The net cash provided by investing activities during the three months ended March 31, 2014 was the result of $18,000 in proceeds from a note receivable reduced by $1,123 used for purchases of property and equipment. The net cash used in investing activities during the three months ended March 31, 2013 was the result of $7,340 used for purchases of property and equipment partially offset by $2,245 in proceeds from a note receivable.

Net cash used in financing activities was $32,385 and $53,337 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we made net payments of $141,775 on our line of credit and principal payments of $3,602 and $6,961 on equipment financing obligations and capital leases, respectively.  Additionally, we issued 22,429,059 shares of our common stock to retire debt of $119,953. During the three months ended March 31, 2013, we made net payments of $45,515 on our line of credit and made principal payments of $709 and $7,113 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

SPEEDEMISSIONS, INC.

Date: May 14, 2014	By:	/s/ RICHARD A. PARLONTIERI
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Dannie Daugherty Jr.
Dannie Daugherty Jr.
Chief Financial Officer (Principal Financial Officer)