Form 10-Q
period 2014-06-30
SPEEDEMISSIONS INC
filed 2014-08-14
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 100,538,914 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$45,827	$65,854
Notes receivable – current portion	74,500	32,000
Certificate and merchandise inventory	25,916	28,599
Deferred financing costs	39,984	99,958
Other current assets	77,667	140,876
Total current assets	263,894	367,287
Notes receivable, net of current portion	57,463	61,954
Property and equipment, net	289,065	398,897
Goodwill	1,443,353	1,808,731
Other assets	117,845	111,401
Total assets	$2,171,620	$2,748,270

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$676,149	$939,245
Note payable	171,029	60,000
Accounts payable	824,372	810,512
Accrued liabilities	590,603	562,613
Current portion - capitalized lease obligations	25,863	25,863
Current portion - equipment financing obligations	11,239	13,155
Current portion – deferred rent	15,820	15,820
Total current liabilities	2,315,075	2,427,208
Capitalized lease obligations, net of current portion	50,646	65,187
Equipment financing obligations, net of current portion	8,497	10,791
Deferred rent	113,410	98,730
Other long term liabilities	14,709	14,709
Total liabilities	2,502,337	2,616,625

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 93,548,914 and 39,315,855 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	93,479	39,246
Additional paid-in capital	16,236,043	16,057,776
Accumulated deficit	(21,239,585)	(20,544,723)
Total shareholders’ deficit	(4,910,063)	(4,447,701)
Total liabilities and shareholders’ deficit	$2,171,620	$2,748,270

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue	$1,600,643	$1,770,709	$3,398,453	$3,659,721
Costs of operations:
Cost of emission certificates	310,832	357,662	675,512	780,603
Store operating expenses	1,234,321	1,229,521	2,532,639	2,587,729
General and administrative expenses	286,571	299,965	606,956	591,460
Gain on sale of non-strategic assets	(200,728)	(72,267)	(200,728)	(72,267)
Goodwill impairment expense	365,378	-	365,378	-
Operating loss	(395,731)	(44,172)	(581,304)	(227,804)
Interest income (expense)
Interest income	1,005	1,255	2,605	2,010
Interest expense	(58,516)	(68,573)	(116,163)	(156,469)
Interest expense, net	(57,511)	(67,318)	(113,558)	(154,459)
Net loss	$(453,242)	$(111,490)	$(694,862)	$(382,263)
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	77,303,463	34,688,166	63,581,102	34,688,166

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(694,862)	$(382,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,657	190,781
Goodwill impairment expense	365,378	-
Gain on sale of non-strategic assets	(200,728)	(72,267)
Stock issued for services	14,220	-
Share based compensation	15,000	-
Changes in operating assets and liabilities:
Certificate and merchandise inventory	2,683	18,893
Other current assets	63,210	(29,231)
Other assets	(7,954)	2,664
Accounts payable and accrued liabilities	41,851	258,575
Other liabilities	14,680	22,650
Net cash provided by (used in) operating activities	(234,865)	9,802
Cash flows from investing activities:
Proceeds from notes receivable	26,000	16,000
Proceeds from asset sales	157,500	50,000
Purchases of property and equipment	(1,123)	(19,844)
Net cash provided by investing activities	182,377	46,156
Cash flows from financing activities:
Stock issued for debt	203,279	-
Proceeds from line of credit	767,759	1,609,100
Payments on line of credit	(1,030,855)	(1,632,700)
Proceeds from notes payable	125,000	-
Payments on notes payable	(13,971)	-
Payments on equipment financing obligations	(4,210)	(1,466)
Payments on capitalized leases	(14,541)	(14,405)
Net cash provided by (used in) financing activities	32,461	(39,471)
Net decrease in cash	(20,027)	16,487
Cash at beginning of period	65,854	54,121
Cash at end of period	$45,827	$70,608
Supplemental Information:
Cash paid during the period for interest	$116,163	$56,613
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$60,000	$60,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

June 30, 2014
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,239,803 at June 30, 2014 compared to an accumulated deficit of $20,544,723 at December 31, 2014. We had a working capital deficit of $2,051,399 at June 30, 2014 compared to a working capital deficit of $2,059,921 at December 31, 2013.

Our revenues for the quarter and six-month periods ended June 30, 2014 and the fiscal year ended December 31, 2013 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter and six-month periods ended June 30, 2014 and for the fiscal year ended December 31, 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by Auto Emissions Express, LLC, a Georgia corporation (“AEE”).  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Note 9 of the financial statements). While our line of credit facility of $1,300,000 is currently 52% of the maximum limit with an outstanding balance at August 8, 2014 of approximately $676,149, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and are in default under the terms of the Credit Agreement as of the date of this report.  On August 6, 2014, we received notice of Demand for Payment of $791,207 on or before Monday, August 19, 2014, by close of business.  According to the notice, the demand is a result of failure to make timely payments.  Also, demand is made of Richard Parlontieri personally, as Validity Guarantor, pursuant to that Validity Guaranty, dated June 8, 2012 and affirmed and ratified most recently on October 23, 2013.  Under the terms of the guaranty, Mr. Parlontieri agreed that the borrowers would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA Fund’s express written consent.  TCA alleges that Mr. Parlontieri has not complied with this agreement and is in default thereof.  We do not agree with this action and are currently negotiating with TCA regarding options to remedy this default, but have no resolution as of the date of this report.

 Therefore, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond this existing line of credit. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the six months ended June 30, 2014, our line of credit net borrowings decreased $263,096 to the outstanding balance of $676,149 at June 30, 2014 from $939,245 at December 31, 2013.  At August 8, 2014, the outstanding balance on the loan facility was approximately $676,149, and our cash balances were approximately $16,214.

On May 29, 2014, the Company entered into a promissory note agreement (the “Promissory Note) with Thomas Chorba (“TC”), pursuant to which TC loaned the Company $50,000 for working capital purposes. Under the terms of the Promissory Note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 1, 2015.  Under the terms of the Promissory Note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.8%.

On June 3, 2014, the Company entered into a loan agreement (the “Loan Agreement”) with TVT Capital, LLC (“TVT”), pursuant to which TVT loaned the Company $75,000 for working capital purposes. Under the terms of the Loan Agreement, the Company agreed to repay the loan, plus interest, for a total amount of $112,098 by October 27, 2014.  Under the terms of the Loan Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the loan which yields an effective annual interest rate of 49.5%.

During the prior two years, we made reductions in employee headcount, the number of emission testing stores, same store operating expenses, corporate overhead and other operating expenses. At June 30, 2014, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the year ended December 2013, as well as the quarter and six-month periods ended June 30, 2014, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2013, as well as the quarter and six-month periods ended June 30, 2014, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

On December 13, 2013 and on January 10, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933 (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. SpeedEmissions, Inc., Case Nos. 2013 CA 008762 NC and 2014 CA 000153 (the “Actions”). IBC commenced the Actions against us to recover an aggregate of $205,643 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on December 13, 2013 and January 10, 2014.

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

Note 2: Nature of Operations

Description of Business

Speedemissions is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of June 30, 2014, we operated 33 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of June 30, 2014, we have sold no franchises.

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

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  After taking into consideration the sale of these six emission testing centers, we now operate 33 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus four mobile testing units in the Atlanta, Georgia area.
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

Note 4: Inventory

Inventory at June 30, 2014 consisted of certificate and merchandise inventory and was $23,656 and $2,260, respectively. Inventory at December 31, 2013 consisted of certificate and merchandise inventory and was $25,129 and $3,470, respectively.

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

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000.  We received $152,500 cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  The balance of notes receivable was $131,963 and $93,954 at June 30, 2014 and December 31, 2013, respectively.
Note 6: Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Buildings	$359,412	$485,667
Emission testing and safety inspection equipment	1,383,559	1,492,977
Furniture, fixtures and office equipment	121,203	138,489
Vehicles	26,827	26,827
Leasehold improvements	244,334	279,456
	2,135,335	2,423,416
Less: accumulated depreciation and amortization	1,846,270	2,024,519
	$289,065	$398,897

Note 7: Goodwill

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

At June 30, 2014, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as June 30, 2014. The impairment related to the goodwill recorded from the acquisition of Just, Inc. on September 8, 2005.  The 2014 goodwill impairment expense was determined to be $365,378 reducing the carrying value for Just, Inc. goodwill from $1,240,152 as of December 31, 2013 to $874,774 as of June 30, 2014.

Note 8: Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Professional fees	$65,113	$22,500
Payroll	70,681	72,445
Property taxes	205,242	164,079
Other	249,567	303,589

	$590,603	$562,613

Note 9: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of June 30, 2014 and December 31, 2013 was $19,736 and $23,946, respectively.

 Note 10: Notes Payable and Revolving Credit Facility

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000, and the Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014, and a maturity value of $65,000.  The $5,000 increase in maturity value of the Note upon each extension was a financial requirement to accomplish the Note’s renewal. The Note had a balance due of $60,000 on June 30, 2014 and December 31, 2013.

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

As described in Note 1, on June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores from AEE.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA, pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to purchase seven emissions testing stores from AEE and to provide working capital.  Total loan origination costs paid in conjunction with the above loans totaled $239,450, with $19,644 and $119,848 expensed in years ended December 31, 2012 and 2013, respectively, and $59,975 expensed during the six-months ended June 30, 2014.  Unamortized loan origination costs of $39,983 remain on our balance sheet as of June 30, 2014.  Our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.  As noted above, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility and are in default of the terms of the Credit Agreement as of the date of this report.  On August 6, 2014, we received notice of Demand for Payment of $791,206.79 on or before Monday, August 19, 2014, by close of business.  According to the notice, the demand is a result of failure to make timely payments.  Also, demand is made of Richard Parlontieri personally, as Validity Guarantor, pursuant to that Validity Guaranty, dated June 8, 2012 and affirmed and ratified most recently on October 23, 2013.  Under the terms of the guaranty, Mr. Parlontieri agreed that the borrowers would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA Fund’s express written consent.  TCA alleges that Mr. Parlontieri has not complied with this agreement and is in default thereof.  We are negotiating with TCA regarding options to remedy this default, but have no resolution as of the date of this report.

We are negotiating with TCA on options to remedy this default, but have no resolution as of the date of this report.  If we are unable to remedy this default, in accordance with the terms of the Credit Agreement, TCA may declare the Revolving Loan Commitment terminated and all obligations to be immediately due and payable.

The annual interest rate on the note is 10% per annum.  The Credit Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures. If the Company prepays the outstanding balance in full, prior to maturity, a 5% prepayment penalty will be assessed. The Company is subject to various financial covenants under the Credit Agreement.  These financial covenants primarily involve monthly, quarterly and annual financial reports to be provided to TCA. The balance due under the Credit Agreement was $676,149 and $939,245 at June 30, 2014 and December 31, 2013, respectively.

Promissory Note Agreement

As described in Note 1, on May 29, 2014, the Company entered into the Promissory Note with TC, pursuant to which TC loaned the Company $50,000 for working capital purposes. Under the terms of the Promissory Note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 1, 2015.  Under the terms of the Promissory Note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.8%.  The Promissory Note had a balance due of $50,000 on June 30, 2014.

Term Loan Agreement

As described in Note 1, on June 3, 2014, the Company entered into the Loan Agreement with TVT, pursuant to which TVT loaned the Company $75,000 for working capital purposes. Under the terms of the Loan Agreement, the Company agreed to repay the loan, plus interest, for a total amount of $112,098 by October 27, 2014.  Under the terms of the Loan Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the loan which yields an effective annual interest rate of 49.5%. The balance due under the Loan Agreement was $61,029 at June 30, 2014.

Note 11: Net Loss Per Share

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

The following table sets forth the computation for basic and diluted net loss per share for the three and six-month periods ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net loss (A)	$(453,242)	$(111,490)	$(694,862) $	$(382,263)

Weighted average common shares - basic (B)	77,303,463	34,688,166	63,581,102	34,688,166
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	77,303,463	34,688,166	63,581,102	34,688,166
Net loss per share - basic (A/B)	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted (A/C)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

(1)
As a result of the Company’s net loss for the three and six-month periods ended June 30, 2014 and 2013, aggregate Common Stock Equivalents of 431,000 and 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six-month periods ended June 30, 2014 and 2013, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and six-month periods ended June 30, 2014 and 2013, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six-month periods ended June 30, 2014 and 2013. These Common Stock Equivalents could be dilutive in future periods.

Note 12: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2014 and December 31, 2013. For financial statement purposes, the Preferred A Stock has been presented outside of shareholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued 54,233,059 common shares during the six-month period ended June 30, 2014.  The 54,233,059 common shares consisted of 1,500,000 shares issued to Company employees for services previously rendered, 625,000 shares issued to an investment banking firm for consulting services and 52,108,059 shares issued to retire debt and pay related financing fees.  During the six-month period ended June 30, 2014, the Company recorded expenses of $15,000, $17,730 and $9,375 for employee compensation, financing fees and consulting services, respectively, related to these common stock issuances.  These expenses are recorded in the Company’s general and administrative expenses for the six-month period ended June 30, 2014.  The Company had 93,548,914 common shares outstanding as of June 30, 2014.

Note 13: Share-Based Compensation

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

Share-based compensation expense was $0 during the three months ended June 30, 2014 and 2013 and $42,105 and $0 during the six months ended June 30, 2014 and 2013, respectively. Share-based compensation, when recorded, is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the six-month period ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2013	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at June 30, 2014	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2014 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the six months ended June 30, 2014.

As of June 30, 2014, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the six months ended June 30, 2014 and 2013.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of June 30, 2014 and December 31, 2013. There were no options granted under these plans during the six-month period ended June 30, 2014. There were no options exercised during the six-month periods ended June 30, 2014 and 2013.

Stock Warrants

There were 372,000 common stock warrants outstanding as of June 30, 2014, and there were no warrants granted or exercised during the six-month period ended June 30, 2014.

Note 14: Income Taxes

No provision for income taxes has been reflected for the three- and six-month periods ended June 30, 2014 and 2013 as the Company has sufficient net operating loss carry forwards to offset taxable income.

 Note 15: Contingencies

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16: Subsequent Events

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2014 and 2013

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 were as follows:

	Three Months Ended June 30		Percentage
	2014	2013	Change
Revenue	$1,600,643	$1,770,709	(9.6%)
Cost of emission certificates	310,832	357,662	(13.1%)
Store operating expenses	1,234,321	1,229,521	0.4%
General and administrative expenses	286,571	299,965	(4.5%)
Gain from sale of non-strategic assets	(200,728)	(72,267)	177.8%

Goodwill impairment expense	365,378	-	n/a
Operating loss	$(395,731)	$(44,172)	795.9%

Revenue. Revenue decreased $170,066, or (9.6%), to $1,600,643 in the three-month period ended June 30, 2014 compared to $1,770,709 in the three month period ended June 30, 2013. The $170,066 decrease in revenue was primarily due to a $298,163 revenue decrease due to the permanent closing of five emission testing stores and the sale of 13 Texas stores during 2013 and 2014, mitigated by a $136,041 increase in revenue resulting from 2014 revenue from seven stores acquired in October 2013. The decrease in revenue over the comparable period due to a decrease in same store revenue was $7,944 or (0.6%).

Cost of emission certificates. Cost of emission certificates decreased $46,830, or (13.1%), in the three month period ended June 30, 2014 and was $310,832, or 19.4% of revenues, compared to $357,662, or 20.2% of revenues, in the three month period ended June 30, 2013. The decrease in cost of emission certificates over the comparable period was due primarily to the sale of six Texas stores where cost of emission certificates was approximately 34% of revenue while the seven stores opened in Georgia had cost of emission certificates of approximately 22% of revenue.

Store operating expenses. Store operating expenses increased $4,800, or 0.4%, in the three-month period ended June 30, 2014 and was $1,234,321, or 77.1% of revenues, compared to $1,229,521, or 69.4% of revenues, in the three month period ended June 30, 2013. The $4,800 increase in store operating expenses was attributable to a net decrease of approximately $124,000 resulting from closed Texas stores offset by an increase of approximately $109,000 from newly opened Georgia stores plus additional net increases of about $20,000 from remaining stores.

General and administrative expenses. Our general and administrative expenses decreased $13,394 or 4.5% to $286,571 in the three month period ended June 30, 2014 from $299,965 in the three month period ended June 30, 2013. The decrease in general and administrative expenses during the three month period June 30, 2014 was primarily due to decreases of approximately $13,000 and $9,000 in seminar costs and legal and accounting fees, respectively, partially offset by approximately an $8,000 increase in other professional fees.

Gain from disposal of non-strategic assets. During the three months ended June 30, 2014, we sold the assets comprising six of our Texas stores for a combined amount of $220,000.  We received $152,500 cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest. The net book value of the assets sold was $19,272 resulting in a recorded gain of $200,728 on the asset sale.  On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The net book value of the assets sold was $37,733 resulting in a recorded gain of $72,267 on the asset sale.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of June 30, 2014.

2013 Goodwill Impairment:

	Acquisition Date	Goodwill Impairment Expense
Just, Inc..	September 8, 2005	$365,378

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of these seven Utah stores acquired from Just, Inc., it is estimated that future cash flows from these seven stores would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2014 was $365,378 and is recorded in the accompanying consolidated statements of operations for the three months ended June 30, 2014.

Operating loss. Our operating loss decreased by $351,559 in the three-month period ended June 30, 2014 and was ($395,731) compared to an operating loss of ($44,172) in the three month period ended June 30, 2013. The increase in our operating loss was primarily due to the $365,378 goodwill impairment expense partially offset by the  $200,728 gain from disposal of non-strategic assets.  Without the goodwill impairment expense in 2014 and asset sales in 2014 and 2013, our loss in the three months ended June 30, 2014increased by $114,642 due primarily to the previously discussed decrease in revenues.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three-month period ended June 30, 2014 as compared to the three month period ended June 30, 2013 is as follows:

	Three Months Ended June 30,
	2014	2013
Operating loss	$(395,731)	$(44,172)
Interest income	1,005	1,255
Interest expense	(58,516)	(68,573)
Net loss	$(453,242)	$(111,490)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	77,303,463	34,688,166

The Company incurred net interest expense of $57,511 and $67,318 during the three month periods ended June 30, 2014 and 2013, respectively.  The decrease of $10,057 in interest expense during the quarter ended June 30, 2014, compared to 2013, was primarily the result of a decrease in the amortization of loan origination costs associated with the line of credit.

Net loss and basic and diluted loss per share. Net loss was ($453,242) and ($111,490) in the three month period ended June 30, 2014 and 2013, respectively. Basic and diluted net loss per share was ($0.00) in both the three month periods ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 and 2013

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 were as follows:

	Six Months Ended June 30		Percentage Change
	2014	2013
Revenue	$3,398,453	$3,659,721	(7.1%)
Cost of emission certificates	675,512	780,603	(13.5%)
Store operating expenses	2,532,639	2,587,729	(2.1%)
General and administrative expenses	606,956	591,460	2.6%
Gain from sale of non-strategic assets	(200,728)	(72,267)	177.8%

Goodwill Impairment expense	365,378	-	n/a
Operating loss	$(581,304)	$(227,804)	155.2%

Revenue. Revenue decreased $261,268, or (7.1%), to $3,398,453 in the six-month period ended June 30, 2014 compared to $3,659,721in the six-month period ended June 30, 2013. The $261,268 decrease in revenue was primarily due to a $567,231 revenue decrease due to the permanent closing of five emission testing stores and sale of 13 Texas stores during 2013 and 2014, mitigated by a $285,173 increase in revenue resulting from 2014 revenue from seven stores acquired in October 2013. The decrease in revenue over the comparable period due to a decrease in same store revenue was $20,790 or (0.9%).

Cost of emission certificates. Cost of emission certificates decreased $105,090, or (13.5%), in the six-month period ended June 30, 2014 and was $675,512, or 19.9% of revenues, compared to $780,603, or 21.3% of revenues, in the six-month period ended June 30, 2013. The decrease in cost of emission certificates over the comparable period was due primarily to the sale of six Texas stores where cost of emission certificates was approximately 34% of revenue while the seven stores opened in Georgia had cost of emission certificates of approximately 22% of revenue.

Store operating expenses. Store operating expenses decreased $55,090, or (2.1%), in the six-month period ended June 30, 2014 and was $2,532,639, or 74.5% of revenues, compared to $2,587,729, or 70.7% of revenues, in the six-month period ended June 30, 2013. The $55,090 decrease in store operating expenses was attributable a net decrease of approximately $274,000 resulting from closed Texas stores offset by an increase of approximately $208,000 from newly opened Georgia stores plus additional net increases of about $11,000 from remaining stores.

General and administrative expenses. Our general and administrative expenses increased $15,495, or 2.6%, to $606,956 in the six-month period ended June 30, 2014 from $591,460 in the six-month period ended June 30, 2013. The increase in general and administrative expenses during the six-month period June 30, 2014 was primarily due to increases of approximately $15,000, $12,000 and $10,000 in stock compensation expense, finance charges and bank charges, respectively, partially offset by an approximately $22,000 decrease in legal and accounting fees.

Gain from sale of non-strategic assets. During the six months ended June 30, 2014, we sold the assets comprising six of our Texas stores for a combined amount of $220,000.  We received $152,500 cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest. The net book value of the assets sold was $19,272 resulting in a recorded gain of $200,728 on the asset sale.  On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The net book value of the assets sold was $37,733 resulting in a recorded gain of $72,267 on the asset sale.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of June 30, 2014.

2013 Goodwill Impairment:

	Acquisition Date	Goodwill Impairment Expense
Just, Inc..	September 8, 2005	$365,378

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of these seven Utah stores acquired from Just, Inc., it is estimated that future cash flows from these seven stores would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2014 was $365,378 and is recorded in the accompanying consolidated statements of operations for the six months ended June 30, 2014.

Operating loss. Our operating loss increased by $353,500 in the six-month period ended June 30, 2014 and was ($581,304) compared to an operating loss of ($227,804) in the six-month period ended June 30, 2013. The increase in our operating loss was primarily due to the $365,378 goodwill impairment expense partially offset by the $200,728 gain from disposal of non-strategic assets.  Without the goodwill impairment expense in 2014 and asset sales in 2014 and 2013, our loss increased by $116,583 due primarily to the previously discussed decrease in revenues.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
Operating loss	$(581,304)	$(227,804)
Interest income	2,605	2,010
Interest expense	(116,163)	(156,469)
Net loss	$(694,862)	$(382,263)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	63,581,102	34,688,166

The Company incurred net interest expense of $113,558 and $154,459 during the six-month periods ended June 30, 2014 and 2013, respectively.  The decrease of $40,306 in interest expense during the six months ended June 30, 2014, compared to 2013, was primarily the result of a decrease in the amortization of loan origination costs associated with the line of credit.

Net loss and basic and diluted net loss per share. Net loss was ($694,862) and ($382,263) in the six-month periods ended June 30, 2014 and 2013, respectively. Basic and diluted net loss per share was ($0.01) in both the six-month periods ended June 30, 2014, and 2013.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $20,027 during the six months ended June 30, 2014 primarily resulting from cash used in operations, while our total liabilities decreased by $114,070, primarily as a result a $263,096 decrease in our line of credit.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers.  No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations.  If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the six months ended June 30, 2014, our net cash used in operating activities was $234,865 compared to net cash provided by operations of $9,802 in the six months ended June 30, 2013. Negative operating cash flows during the six months ended June 30, 2014 were primarily created by a net loss of $329,484 and a $200,728 gain on sale of non-strategic assets reduced by goodwill impairment expense of $365,378, depreciation and amortization of $151,657, a decrease in other assets of $63,210 and an increase of $41,851 in accounts payable and accrued liabilities.

Positive operating cash flows during the six months ended June 30, 2013 were primarily created by an increase of $258,575 in accounts payable and accrued liabilities plus depreciation and amortization of $190,781 reduced by a net loss of $382,263 and a $72,267 gain on sale of non-strategic assets.

Sources and Uses of Cash

Net cash provided by investing activities was $182,377 for the six months ended June 30, 2014 compared to net cash provided by investing activities of $46,156 for the six months ended June 30, 2013. The net cash provided by investing activities during the six months ended June 30, 2014 was related to proceeds from non-strategic asset sales of $157,500 and proceeds from a note receivable of $26,000. The net cash provided by investing activities during the six months ended June 30, 2013 was related to proceeds from a note receivable of $16,000 and proceeds from non-strategic asset sales of $50,000, offset by capital expenditures of $19,844.

Net cash provided by financing activities for the six months ended June 30, 2014 was $32,461 compared to net cash used in financing activities of $39,471 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we issued 52,108,059 shares of our common stock in exchange for $203,279 of vendor debt and received $125,000 from increases in notes payable.  We made a net reduction of $263,096 in our line of credit and made principal payments of $13,970 and $14,541 on notes payable and capital leases, respectively. During the six months ended June 30, 2013, we made a net reduction of $23,600 in our line of credit and made principal payments of $1,466 and $14,405 on equipment financing obligations and capital leases, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2014, we issued 52,108,059 shares of our common stock in exchange for $203,279 of vendor debt.

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

SPEEDEMISSIONS, INC.

Date: August 13, 2014	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer

Date: August 13, 2014	By:	/s/ Dannie Daugherty Jr.
Dannie Daugherty Jr. Chief Financial Officer