Form 10-Q
period 2014-09-30
SPEEDEMISSIONS INC
filed 2014-11-13
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 111,038,914 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash	$50,875	$65,854
Notes receivable – current portion	56,679	32,000
Certificate and merchandise inventory	13,674	28,599
Deferred financing costs	9,996	99,958
Other current assets	91,451	140,876
Total current assets	222,675	367,287
Notes receivable, net of current portion	55,219	61,954
Property and equipment, net	241,637	398,897
Goodwill	1,443,353	1,808,731
Other assets	82,140	111,401
Total assets	$2,045,024	$2,748,270
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$712,861	$939,245
Note payable	237,478	60,000
Accounts payable	768,487	810,512
Accrued liabilities	519,961	562,613
Current portion - capitalized lease obligations	25,845	25,863
Current portion - equipment financing obligations	15,140	13,155
Current portion – deferred rent	15,820	15,820
Total current liabilities	2,295,592	2,427,208
Capitalized lease obligations, net of current portion	43,648	65,187
Equipment financing obligations, net of current portion	-	10,791
Deferred rent	7,811	98,730
Other long term liabilities	14,709	14,709
Total liabilities	2,361,760	2,616,625
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 110,538,914 and 39,315,855 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	110,469	39,246
Additional paid-in capital	16,259,151	16,057,776
Accumulated deficit	(21,265,702)	(20,544,723)
Total shareholders’ deficit	(4,896,082)	(4,447,701)
Total liabilities and shareholders’ deficit	$2,045,024	$2,748,270

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue	$1,283,353	$1,807,072	$4,681,812	$5,466,793
Costs of operations:
Cost of emission certificates	214,601	371,367	890,113	1,151,970
Store operating expenses	835,646	1,241,578	3,368,284	3,829,307
General and administrative expenses	175,428	251,781	782,384	843,240
Gain on sale of non-strategic assets	(14,220)	(4,940)	(214,948)	(77,206)
Goodwill impairment expense	-	-	365,378	-
Operating income (loss)	71,898	(52,714)	(509,399)	(280,518)
Interest income (expense)
Interest income	755	1,505	3,359	3,515
Interest expense	(98,776)	(23,279)	(214,939)	(179,748)
Interest expense, net	(98,021)	(21,774)	(211,580)	(176,233)
Net loss	$(26,123)	$(74,488)	$(720,979)	$(456,751)
Basic and diluted net loss per common share	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	105,173,805	35,078,329	77,597,691	34,819,650

See accompanying notes to consolidated financial statements.

 Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(720,979)	$(456,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,249	234,179
Goodwill impairment expense	365,378	-
Gain on sale of non-strategic assets	(214,948)	(77,206)
Stock issued for services	60,250	8,750
Share-based compensation	15,000	4,875
Changes in operating assets and liabilities:
Certificate and merchandise inventory	14,925	27,375
Other current assets	103,949	(58,592)
Other assets	26,996	12,128
Accounts payable and accrued liabilities	(84,645)	389,473
Other liabilities	(67,393)	27,934
Net cash provided by (used in) operating activities	(284,218)	112,165
Cash flows from investing activities:
Proceeds from notes receivable	46,821	34,000
Proceeds from asset sales	161,327	69,590
Purchases of property and equipment	(2,464)	(33,339)
Net cash provided by investing activities	205,684	70,251
Cash flows from financing activities:
Net proceeds from warrant exercise	-	1,800
Stock issued for debt	197,348	-
Proceeds from line of credit	804,470	2,201,082
Payments on line of credit	(1,030,854)	(2,363,410)
Proceeds from notes payable	192,077	-
Payments on notes payable	(69,123)	-
Payments on equipment financing obligations	(8,806)	(2,277)
Payments on capitalized leases	(21,557)	(21,079)
Net cash (used in) provided by financing activities	63,555	(183,884)
Net (decrease) increase in cash	(14,979)	(1,468)
Cash at beginning of period	65,854	54,121
Cash at end of period	$50,875	$52,653
Supplemental Information:
Cash paid during the period for interest	$214,939	$79,892
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$67,500	$60,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

September 30, 2014
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,265,702 at September 30, 2014 compared to an accumulated deficit of $20,544,723 at December 31, 2013. We had a working capital deficit of $2,072,917 at September 30, 2014 compared to a working capital deficit of $2,059,921 at December 31, 2013.

Our revenues for the quarter and nine-month periods ended September 30, 2014 and the fiscal year ended December 31, 2013 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the quarter and nine-month periods ended September 30, 2014 and for the fiscal year ended December 31, 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by Auto Emissions Express, LLC, a Georgia corporation (“AEE”).  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Note 10 of the financial statements). While our line of credit facility of $1,300,000 is currently 56% of the maximum limit with an outstanding balance at November 7, 2014 of approximately $722,000, our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and are in default under the terms of the Credit Agreement as of the date of this Report.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand is a result of failure to make timely payments.  We have been unable to make this payment demand as of the date of this Report and remain in default under the Credit Agreement.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleges that Mr. Parlontieri has not complied with this agreement and is in default of the Guaranty.  We are currently negotiating with TCA regarding options to remedy this default, but we have not come to a resolution with TCA as of the date of this Report. If we are unable to remedy this default, in accordance with the terms of the Credit Agreement, TCA may declare the Credit Agreement terminated and all obligations to be immediately due and payable.

 As a result, our near term liquidity is dependent on our working capital and primarily on the revenues generated from our store operations. If we are unable to achieve near term profitability and generate sufficient cash flow from operations, and we are unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond the credit facility with TCA. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.  During the nine months ended September 30, 2014, our line of credit net borrowings decreased $226,384 to the outstanding balance of $712,861 at September 30, 2014 from $939,245 at December 31, 2013.  At November 7, 2014, the outstanding balance on the loan facility was approximately $722,000 and our cash balances were approximately $16,000.

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

On June 3, 2014, the Company entered into a repayment agreement (the “Repayment Agreement”) with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,098 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.5%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding plus the current funding for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.0%.

Due to non-payment of insurance premiums, the Company’s insurance carrier cancelled the Company’s general liability, property and casualty and automobile policies effective August 24, 2014.  Also, due to non-payment of insurance premiums, the Company’s insurance carrier cancelled the Company’s workers’ compensation policy effective September 13, 2014.  However, as of October 14, 2014, all of these policies were re-instated.  The Company’s director and officers’ liability policy was unaffected by this short-term cancellation.

During the prior two years, we made reductions in employee headcount, the number of emission testing stores, same store operating expenses, corporate overhead and other operating expenses. At September 30, 2014, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the year ended December 2013, as well as the quarter and nine-month periods ended September 30, 2014, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2013, as well as the quarter and nine-month periods ended September 30, 2014, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

Note 2: Nature of Operations

Description of Business

Speedemissions is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of September 30, 2014, we operated 30 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (Salt Lake City, Utah). We also operate four mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single or multi-location opportunity in select cities where emission testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will continue our growth strategy and increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of September 30, 2014, we have sold no franchises.

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

In June 2013, we announced an expansion in our business model pursuant to which we plan to move into a new market with the opening of up to 24 emission testing stores over the next two years, assuming we obtain the financing to do this. We have engaged an investment banking firm to assist us in raising up to $3,000,000 in new capital to serve as a source of financing for our planned expansion.  There is no assurance that we will be successful in raising this capital for our planned business expansion.  However, if we are successful in raising the necessary capital, we anticipate that the expansion would consist of three phases beginning with the first eight to 10 stores opening in late 2014 and continuing through 2016.  However, as of the date of this Report, we have not been able to raise the capital necessary to begin the first phase of the project, thereby delaying the opening of any new stores prior to year-end 2014.  Although the Joint Venture agreement is still in place, we have no timeline forecast for the implementation of phase one.  We believe these stores would provide an easy, convenient way for shoppers to have their vehicle emission tests performed while patronizing all the retailers in the center. In addition, under the current plan, the new emission testing stores would sell a select amount of related automotive merchandise.

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

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  After taking into consideration the sale of these six emissions testing centers, we now operate 30 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This Report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 4: Inventory

Inventory at September 30, 2014 consisted of certificate and merchandise inventory and was $12,028 and $1,646, respectively. Inventory at December 31, 2013 consisted of certificate and merchandise inventory and was $25,129 and $3,470, respectively.

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

On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note is payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.  This note was paid in full during the quarter ended June 30, 2014.

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000.  We received $152,500 cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  The balance of notes receivable was $111,898 and $93,954 at September 30, 2014 and December 31, 2013, respectively.

Note 6: Property and Equipment

Property and equipment at September 30, 2014, and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Buildings	$200,888	$485,667
Emission testing and safety inspection equipment	1,302,223	1,492,977
Furniture, fixtures and office equipment	117,768	138,489
Vehicles	26,827	26,827
Leasehold improvements	190,154	279,456
	1,837,860	2,423,416
Less: accumulated depreciation and amortization	1,596,223	2,024,519
	$241,637	$398,897

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

At June 30, 2014, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of June 30, 2014. The impairment related to the goodwill recorded from the acquisition of Just, Inc. on September 8, 2005.  The 2014 goodwill impairment expense was determined to be $365,378 reducing the carrying value for Just, Inc. goodwill from $1,240,152 as of December 31, 2013 to $874,774 as of June 30, 2014.

At September 30, 2014, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was not impaired as September 30, 2014.

Note 8: Accrued Liabilities

Accrued liabilities at September 30, 2014, and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Professional fees	$90,349	$22,500
Payroll	49,906	72,445
Property taxes	204,155	164,079
Other	175,551	303,589
	$519,961	$562,613

Note 9: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of September 30, 2014 and December 31, 2013 was $15,140 and $23,946, respectively.

 Note 10: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014. In consideration for the 2014 date extension, the Company issued 800,000 shares of its common stock to GCA on August 14, 2014 and expensed the agreed value of the shares, or $20,000, during the quarter ended September 30, 2014. The Note had a balance due of $60,000 on September 30, 2014 and December 31, 2013.

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

            As described in Note 1, on June 8, 2012, the Company entered into the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the Amended Credit Agreement pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores from AEE.  On October 23, 2013, the Company entered into the Second Amended Credit Agreement with TCA, pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to purchase seven emissions testing stores from AEE and to provide working capital.  Total loan origination costs paid in conjunction with the above loans totaled $239,450, with $19,644 and $119,848 expensed in years ended December 31, 2012 and 2013, respectively, and $89,962 expensed during the nine-months ended September 30, 2014.  Unamortized loan origination costs of $9,996 remain on our balance sheet as of September 30, 2014.  Our line of credit matures on December 1, 2014 and we have no assurance it will be extended beyond that date.

As noted above, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility and are in default of the terms of the Credit Agreement as of the date of this Report.  On August 6, 2014, we received notice of Demand for Payment of $791,207 by the close of business on Monday, August 19, 2014.  As of the date of this Report, we have been unable to make the payment demanded and remain in default under the Credit Agreement.  According to the notice, the demand is a result of failure to make timely payments.  Also, demand is made of Richard Parlontieri personally, as guarantor, under the terms of the Guaranty, pursuant to which Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleges that Mr. Parlontieri has not complied with this agreement and is in default of the Guaranty.  We are currently negotiating with TCA regarding options to remedy this default, but we have not come to a resolution with TCA as of the date of this Report.  If we are unable to remedy this default, in accordance with the terms of the Credit Agreement, TCA may declare the Credit Agreement terminated and all obligations to be immediately due and payable. The Credit Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures.

Promissory Note Agreement

As described in Note 1, on May 29, 2014, the Company entered into the Promissory Note with TC, pursuant to which TC loaned the Company $50,000 for working capital purposes. Under the terms of the Promissory Note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 1, 2015.  Under the terms of the Promissory Note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.8%.  The Promissory Note had a balance due of $41,667 on September 30, 2014.

Term Repayment Agreement

As described in Note 1, on June 3, 2014, the Company entered into the Repayment Agreement with TVT, pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,098 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.5%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT obtaining additional funding of $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance of the June 3, 2014 funding plus the current $67,077 funding for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.0%. The balance due under the Repayment Agreement was $135,811 at September 30, 2014.

Note 11: Net Loss per Common Share

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

The following table sets forth the computation for basic and diluted net loss per share for the three and nine month periods ended September 30, 2014, and 2013, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net loss (A)	$(26,123)	$(74,488)	$(720,979)	$(456,751)

Weighted average common shares - basic (B)	105,173,805	35,078,329	77,597,691	34,819,650
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	105,173,805	35,078,329	77,597,691	34,819,650
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1)
As a result of the Company’s net loss for the three and nine-month periods ended September 30, 2014 and 2013, aggregate Common Stock Equivalents of 431,000 and 59,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine-month periods ended September 30, 2014 and 2013, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and nine-month periods ended September 30, 2014 and 2013, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine-month periods ended September 30, 2014 and 2013. These Common Stock Equivalents could be dilutive in future periods.

Note 12: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2014 and December 31, 2013. For financial statement purposes, the Preferred A Stock has been presented outside of shareholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued 71,223,059 common shares during the nine-month period ended September 30, 2014.  The 71,223,059 common shares consisted of 1,500,000 shares issued to Company employees for services previously rendered, 625,000 shares issued to an investment banking firm for consulting services and 69,098,059 shares issued to retire debt and pay financing fees.  During the nine-month period ended September 30, 2014, the Company recorded expenses of $15,000, $25,000 and $35,250 for employee compensation, financing fees and consulting services, respectively, related to these common stock issuances.  These expenses are recorded in the Company’s general and administrative expenses for the nine-month period ended September 30, 2014.  The Company had 110,538,914 common shares outstanding as of September 30, 2014.

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

Share-based compensation expense was $0 during the three months ended September 30, 2014 and $4,875 during the three months ended September 30, 2013. Share-based compensation expense was $15,000 during the nine months ended September 30, 2014 and $4,875 during the nine months ended September 30, 2013.  Share-based compensation, when recorded, is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	59,000	$0.61
Granted	—	—
Expired	—	—
Options outstanding at September 30, 2014	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2014 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on the comparable Company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options in the nine months ended September 30, 2014.

As of September 30, 2014, there were no unrecognized share-based compensation expenses related to non-vested stock options. There were no options that vested during the nine months ended September 30, 2013 and 2012.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of September 30, 2014, and December 31, 2013. There were no options granted under the Option Plans during the nine month period ended September 30, 2014. There were no options exercised during the nine month periods ended September 30, 2014, and 2013.

Stock Warrants

There were 372,000 common stock warrants outstanding as of September 30, 2014, and there were no warrants granted or exercised during the nine-month period ended September 30, 2014.

Note 14: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2014, and 2013 as the Company has sufficient net operating loss carry forwards to offset future taxable income.

 Note 15: Contingencies

As noted above, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility TCA and are in default of the terms of the Credit Agreement as of the date of this Report.  On August 6, 2014, we received notice of Demand for Payment of $791,207 on or before Monday, August 19, 2014, by close of business.  As of the date of this Report, we have been unable to make the payment demanded and remain in default of the Loan Agreement.  According to the notice, the demand is a result of failure to make timely payments.  Also, demand is made of Richard Parlontieri personally, as guarantor, pursuant to the Guaranty, pursuant to which Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleges that Mr. Parlontieri has not complied with this agreement and is in default thereof.  We are currently negotiating with TCA regarding options to remedy this default, but we have not come to a resolution with TCA as of the date of this Report.  If we are unable to remedy this default, in accordance with the terms of the Credit Agreement, TCA may declare the Credit Agreement terminated and all obligations to be immediately due and payable. The Credit Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2014, and 2013

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of assets and operating loss for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 were as follows:

	Three Months Ended September 30		Percentage
	2014	2013	Change
Revenue	$1,283,353	$1,807,072	(29.0%)
Cost of emission certificates	214,601	371,367	(42.2%)
Store operating expenses	835,646	1,241,578	(32.7%)
General and administrative expenses	175,428	251,781	(30.3%)
Gain from sale of non-strategic assets	(14,220)	(4,940)	187.9%
Goodwill impairment expense	-	-	0.0%
Operating income (loss)	$71,898	$(52,714)	236.4%

Revenue. Revenue decreased $523,719, or 29.0%, to $1,283,353, in the three-month period ended September 30, 2014, compared to $1,807,072 in the three month period ended September 30, 2013. The $523,719 decrease in revenue was primarily due to a $652,406 revenue decrease due to the permanent closing of eight emission testing stores and the sale of ten Texas stores during 2013 and 2014, mitigated by a $145,404 increase in revenue resulting from 2014 revenue from seven stores acquired in October 2013. The decrease in revenue over the comparable period due to a decrease in same store revenue was $16,717 or 1.5%.

Cost of emission certificates. Cost of emission certificates decreased $156,766, or 42.2%, in the three month period ended September 30, 2014, and was $214,601, or 16.7% of revenues, compared to $371,367, or 20.6% of revenues, in the three month period ended September 30, 2013. The decrease in cost of emission certificates over the comparable period was due primarily to the sale of six Texas stores during 2014, where cost of emission certificates was approximately 34% of revenue while the seven stores opened in Georgia had cost of emission certificates of approximately 22% of revenue.

Store operating expenses. Store operating expenses decreased $405,932, or 32.7%, in the three-month period ended September 30, 2014, and was $835,646, or 65.1% of revenues, compared to $1,241,578, or 68.7% of revenues, in the three month period ended September 30, 2013. The $405,932 decrease in store operating expenses was attributable to a net decrease of $511,422 resulting from sold and closed stores offset by an increase of $103,137 from newly opened stores plus additional net increases of $2,353 from remaining stores.

General and administrative expenses. Our general and administrative expenses decreased $76,353, or 30.3%, to $175,428 in the three month period ended September 30, 2014, from $251,781 in the three month period ended September 30, 2013. The decrease in general and administrative expenses during the three month period September 30, 2014 was primarily due other income of approximately $88,000 recorded in the quarter ended September 30, 2014 due to write-offs of deferred rent on stores closed for which lessors agreed to cancel store leases without penalties.  This income was offset by approximately $12,000 of net increases in all other general and administrative expenses.

Gain from sales of non-strategic assets. We recorded a gain of $14,220 from sales of non-strategic assets in the three month period ended September 30, 2014, and gain of $4,940 from sales of non-strategic assets in the three month period ended September 30, 2013.

Operating profit (loss). Our operating profit increased by $124,612 in the three-month period ended September 30, 2014, and was a profit of $71,898 compared to an operating loss of $52,714 in the three month period ended September 30, 2013. The increase in our operating profit was primarily due to the previously discussed reduction in general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2014 is as follows:

	Three Months Ended September 30,
	2014	2013
Operating profit (loss)	$71,898	$(52,714)
Interest income	755	1,505
Interest expense	(98,776)	(23,279)
Net loss	$(26,123)	$(74,488)
Basic and diluted net loss per share	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	105,173,805	35,078,329

The Company incurred net interest expense of $98,021 and $21,774 during the three month periods ended September 30, 2014 and 2013, respectively.  The increase of $76,247 in interest expense during the quarter ended September 30, 2014, compared to 2013, was primarily the result amortization of $29,987 of loan origination costs associated with the line of credit, fees of $23,302 resulting from the Repayment Agreement with TVT and $20,000 of fees resulting from the renewal of the Note with GCA.

Net loss and basic and diluted loss per common share. Net loss was $26,123 and $74,488 in the three month periods ended September 30, 2014, and 2013, respectively. Basic and diluted net loss per common share was $0.00 in the three month periods ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014, and 2013

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets, goodwill impairment expense and operating loss for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, were as follows:

	Nine Months Ended September 30		Percentage Change
	2014	2013
Revenue	$4,681,812	$5,466,793	(14.4%)
Cost of emission certificates	890,113	1,151,970	(22.7%)
Store operating expenses	3,368,284	3,829,307	(12.0%)
General and administrative expenses	782,384	843,240	(7.2%)
Gain on sale of non-strategic assets	(214,948)	(77,206)	178.4%
Goodwill Impairment expense	365,378	-	100.0%
Operating loss	$(509,399)	$(280,518)	81.6%

Revenue. Revenue decreased $784,981, or 14.4%, to $4,681,812 in the nine month period ended September 30, 2014, compared to $5,466,793 in the nine month period ended September 30, 2013. The $784,981 decrease in revenue was primarily due to a $1,252,091 revenue decrease due to the permanent closing of eight emission testing stores and the sale of ten Texas stores during 2013 and 2014, mitigated by a $430,577 increase in revenue resulting from 2014 revenue from seven stores acquired in October 2013. Same store revenue over the comparable period increased $36,533 or 1.1%.

Cost of emission certificates. Cost of emission certificates decreased $261,857, or 22.7%, in the nine month period ended September 30, 2014, and was $890,113, or 19.0% of revenues, compared to $1,151,970, or 21.1% of revenues, in the nine month period ended September 30, 2013. The decrease in cost of emission certificates over the comparable period was due primarily to the sale of six Texas stores during 2014, where cost of emission certificates was approximately 34% of revenue while the seven stores opened in Georgia had cost of emission certificates of approximately 22% of revenue.

Store operating expenses. Store operating expenses decreased $461,023, or 12.0%, in the nine month period ended September 30, 2014, and was $3,368,284, or 71.9% of revenues, compared to $3,829,307, or 70.0% of revenues, in the nine month period ended September 30, 2013. The $461,023 decrease in store operating expenses was attributable to a net decrease of $841,835 resulting from sold and closed stores offset by an increase of $309,377 from newly opened stores plus additional net increases of $71,435 from remaining stores.

General and administrative expenses. Our general and administrative expenses decreased $60,856, or 7.2%, to $782,384 in the nine month period ended September 30, 2014, from $843,240 in the nine month period ended September 30, 2013. The decrease in general and administrative expenses during the nine month period September 30, 2014 was primarily due other income of approximately $88,000 recorded in the quarter ended September 30, 2014 due to write-offs of deferred rent on stores closed for which lessors agreed to cancel store leases without penalties.  This income was offset by approximately $28,000 of net increases in all other general and administrative expenses, including about $19,000 paid to investment banking firms for consulting services on a proposed capital raise.

Gain from sales of non-strategic assets. We recorded a gain of $214,948 from sales of non-strategic assets in the nine month period ended September 30, 2014 and a gain of $77,206 from sales of non-strategic assets in the nine month period ended September 30, 2013.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of June 30, 2014.

2014 Goodwill Impairment:

	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8, 2005	$365,378

The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of these seven Utah stores acquired from Just, Inc., it is estimated that future cash flows from these seven stores would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2014 was $365,378 and is recorded in the accompanying consolidated statements of operations for the nine months ended September 30, 2014.

Operating loss. Our operating loss increased by $228,881, in the nine month period ended September 30, 2014, and was $509,399 compared to an operating loss of $280,518, in the nine month period ended September 30, 2013. The increase in our operating loss was primarily due to the $365,378 goodwill impairment expense recorded in the nine months ended September 30, 2014, partially offset by the $137,742 net gain from disposal of non-strategic assets compared to the nine months ended September 30, 2013.  Without the goodwill impairment expense in 2014 and asset sales in 2014 and 2013, our operating loss increased by $1,245 due primarily to the previously discussed decrease in revenues offset by other income of approximately $88,000 recorded in the quarter ended September 30, 2014 due to write-offs of deferred rent on stores closed.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013, is as follows:

	Nine Months Ended September 30,
	2014	2013
Operating loss	$(509,399)	$(280,518)
Interest income	3,359	3,515
Interest expense	(214,939)	(179,748)
Net loss	$(720,979)	$(456,751)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	77,597,691	34,819,650

The Company incurred net interest expense of $211,580 and $176,233, during the nine month periods ended September 30, 2014 and 2013, respectively.  The increase of $35,347 in interest expense during the nine months ended September 30, 2014, compared to 2013, was primarily the due to fees of $31,063 resulting from the Repayment Agreement with TVT.

Net loss and basic and diluted net loss per common share. Net loss was $720,979 and $456,751 in the nine month periods ended September 30, 2014, and 2013, respectively. Basic and diluted net loss per common share was $0.01 in the nine month periods ended September 30, 2014, and 2013.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $14,979 during the nine months ended September 30, 2014 primarily resulting from cash used in operations, while our total liabilities decreased by $254,865, primarily as a result a $226,384 decrease in our line of credit.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers.  No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations.  If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the nine months ended September 30, 2014, our net cash used in operating activities was $284,218, compared to net cash provided by operating activities of $112,165, in the nine months ended September 30, 2013. Negative operating cash flows during the nine months ended September 30, 2014 were primarily created by a net loss of $720,979 and a $214,948 gain on sale of non-strategic assets reduced by goodwill impairment expense of $365,378, depreciation and amortization of $217,249 and a decrease in other current assets of $103,949.

Positive operating cash flows during the nine months ended September 30, 2013 were primarily created by an increase in accounts payable and accrued liabilities of $389,473 and depreciation and amortization of $97,513, offset by a net loss of $456,751 and an increase in other current assets of $12,128.

Sources and Uses of Cash

Net cash provided by investing activities was $205,684, for the nine months ended September 30, 2014, compared to net cash provided by investing activities of $70,251, for the nine months ended September 30, 2013. The net cash provided by investing activities during the nine months ended September 30, 2014 was related to proceeds from non-strategic asset sales of $161,327 and proceeds from a notes receivable of $46,821.   The net cash provided by investing activities during the nine months ended September 30, 2013 was related to proceeds from notes receivable of $34,000 and proceeds from asset sales of $69,590, offset by capital expenditures of $33,339.

Net cash provided by financing activities was $63,555 for the nine months ended September 30, 2014, while net cash of $183,884 was used in financing activities in the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, we issued 56,398,059 shares of our common stock in exchange for $197,348 of vendor debt and received $192,077 from increases in notes payable.  We made a net reduction of $226,384 in our line of credit and made principal payments of $69,123 and $21,557 on notes payable and capital leases, respectively.  During the nine months ended September 30, 2013, we paid down our line of credit by a net amount of $162,328 and made principal payments of $2,277 and $21,079 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

As noted above, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility and are in default of the terms of the Credit Agreement with TCA as of the date of this Report.  On August 6, 2014, we received notice of Demand for Payment of $791,207 by the close of business on August 19, 2014.  As of the date of this Report, we have been unable to make the payment demanded and remain in default of the Loan Agreement.  According to the notice, the demand is a result of failure to make timely payments.  Also, demand is made of Richard Parlontieri personally, as guarantor, pursuant to the Guaranty, pursuant to which Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleges that Mr. Parlontieri has not complied with this agreement and is in default thereof.  We are currently negotiating with TCA regarding options to remedy this default, but we have not come to a resolution with TCA as of the date of this Report.  If we are unable to remedy this default, in accordance with the terms of the Credit Agreement, TCA may declare the Credit Agreement terminated and all obligations to be immediately due and payable. The Credit Agreement is collateralized by the Company’s inventory, accounts receivable, equipment, general intangibles and fixtures.

Other than as noted above, in the opinion of management, we are not currently involved in any other legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we issued 56,398,059 shares of our common stock in exchange for $197,348 of vendor debt.

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

22

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: November 13, 2014	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri Acting Chief Financial Officer (Principal Financial and Accounting Officer)