Form 10-Q/A
period 2014-09-30
SPEEDEMISSIONS INC
filed 2014-12-23
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A1

Amendment No. 1

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

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits

(b)	Exhibits

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: December 23 , 2014	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2014	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri Acting Chief Financial Officer (Principal Financial and Accounting Officer)