Form 10-K
period 2014-12-31
SPEEDEMISSIONS INC
filed 2015-04-22
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number: 000-49688

Speedemissions, Inc.
(Exact name of registrant as specified in its charter)

Florida	33-0961488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Tyrone Road, Suite 710
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $504,713.

As of April 17, 2015, 108,964,225 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

Speedemissions, Inc.
FORM 10-K

For the fiscal year ended December 31, 2014

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

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of April 17, 2015, we operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (in Salt Lake City, Utah). We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of December 31, 2014, we have sold no franchises.

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

In June 2013, we announced an expansion in our business model pursuant to which we planned to move into a new market with the opening of up to 24 emission testing stores over the next two years, assuming we obtained the financing to do this. In 2013, we engaged an investment banking firm to assist us in acquiring up to $3,000,000 in new capital to serve as a source of financing for our planned expansion.  However, we were unsuccessful in raising the necessary capital and the expansion model was abandoned during 2014.

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

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.

On December 5, 2014, we sold the assets comprising five of our six Salt Lake City, Utah stores for $1,350,000 in cash.  After taking into consideration the sale of these five emissions testing centers, we now operate 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

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

Net loss for the year ended December 31, 2014 was $773,180 or $(0.01) per share, compared to a net loss of $814,482 or $(0.02) per share for the year ended December 31, 2013. Revenues for the year ended December 31, 2014 decreased $1,517,244, or 21.4%, to $5,578,693 from $7,095,937 in the year ended December 31, 2013.

We have experienced recurring net losses which have caused an accumulated deficit of $21,317,903 at December 31, 2014. We had a working capital deficit of $1,041,752 at December 31, 2014 compared to a working capital deficit of $2,059,921 at December 31, 2013.

Our revenues for the fiscal year ended December 31, 2014 and for the fiscal years ended December 31, 2013 and 2012 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near-term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that we will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. As a result of our history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by AEE as described above.  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE, as described above, and to provide working capital (see also Note 9 to the financial statements).

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri, our President, Chief Executive Officer and Chief Financial Officer, personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores (as described above), the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.

During the past two years, we have made reductions in employee headcount, sold or closed unprofitable stores, and reduced store operating expenses, corporate overhead and other operating expenses. At December 31, 2014, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain new financing or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.

During the years ended December 31, 2014 and 2013, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

The Settlement Agreement provides that in no event shall the number of shares of common stock issued by the Company to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.  Pursuant to the Settlement Agreement, the Company issued 59,098,059 of its common shares to IBC during the year ended December 31, 2014, in full satisfaction of all amounts due IBC under the Settlement Agreement.

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

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.

On May 30, 2014, the Company entered into a repayment agreement (the “Repayment Agreement”) with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.0%.

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

On October 24, 2014, the Company entered into a merchant sales agreement (the “Merchant Agreement”) with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $72,000 by March 2, 2015.  Under the terms of the Merchant Agreement, EN is authorized to make daily bank debits of $1,000 on each available banking day during the term of the Merchant Agreement which represents a fee rate of 44.0%.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.

On November 18, 2014, the Company entered into a revenue based factoring agreement (the “Factoring Agreement”) with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the Factoring Agreement, SP is authorized to make daily bank debits of $875 on each available banking day during the term of the Factoring Agreement which represents a fee rate of 25.0%.

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

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 a.m. and 6:00 p.m., and from 8:30 a.m.to 5:00 p.m. on Saturdays. The average emissions test in Georgia takes approximately eight to 12 minutes to complete. In Missouri and Utah, because of the safety inspection, the completion time is slightly longer.

There are two types of primary emissions tests that are performed, the Accelerated Simulated Model (“ASM”) and the On-Board Diagnostic (“OBD”). The ASM test is performed on vehicles 1995 and older, while the OBD test is conducted on vehicles 1996 and newer. In selected markets, a vehicle safety inspection is required to be performed. These tests apply to vehicles generally manufactured from 1983 through 2005, depending on the state. We generally operate one or two testing lanes at each testing center depending upon the size of the building. We typically lease the building from the property owners, although we have constructed several buildings on land leases in the past which is no longer a practice we follow.

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

Industry Background – Government and Regulatory Overview

The EPA reported in 2012 that approximately 148.0 million people lived in counties across the United States whose air pollution exceeded national air quality standards. According to the EPA, motor vehicles are responsible for nearly one half of the smog-forming volatile organic compounds, more than half of the nitrogen oxide emissions and about half of the toxic air pollutant emissions in the United States. Motor vehicles, including off road vehicles, now account for 75% of carbon monoxide emissions nationwide according to the EPA. In the United States, there are more than 250 million cars and light-duty trucks on the road according to the U.S. Federal Highway Administration.

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

Since 1977, when federal legislation first required states to comply with emissions standards through the use of testing programs, California has been a leader in testing procedures and technical standards. California has approximately 23 million vehicles subject to emissions testing, more than two times that of any other state. California’s testing program is overseen by the California Bureau of Automotive Repair (“CARB”). CARB has revised its emissions testing standards three times: in 1984, 1990, 1997 and 2010. With each of these revisions, CARB has required the use of new, more sophisticated and more accurate emissions testing and analysis equipment, which must be certified by CARB. California’s testing standards have become the benchmark for emissions testing in the United States.

All states with decentralized programs and many states with centralized programs require emissions testing and analysis equipment used in their programs to be BAR-97 certified, with all newly implemented enhanced programs requiring BAR-97 certification.

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

The market for emissions testing in Georgia is highly fragmented and generally consists of services provided by independent auto repair service providers, service stations, oil and tire repair stores, and independent test-only facilities. According to GCAF, there are approximately 1,000 licensed test sites and approximately 2.6 million tests are performed annually in Georgia.

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

Emissions Testing and Safety Inspections in the State of Utah

The state of Utah allows a hybrid of the centralized and decentralized programs where the state operates a select number of emissions testing and safety inspection centers while authorizing those businesses such as an automotive repair shop, automobile dealers and others to conduct emissions testing and safety inspections. The Department of Health for each county manages emission testing and the Utah Highway Patrol manages the safety inspection program. The emissions tests conducted are the same as in Georgia.

All vehicles registered in Davis, Salt Lake, Utah, Weber, and Cache counties with model years less than six years old are required to have an emissions test once every two years. Vehicles with model years six years old and older (to 1975) must have an emissions test every year. Emissions’ testing is not required for vehicles with model years 1975 or older. Currently, vehicles with model years less than eight years old are required to have a safety inspection once every two years. Vehicles with model years eight years old and older must pass safety inspections every year. The Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012, which amended Utah’s existing auto safety inspection law and became effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life, rather than  on odd/even model years for vehicles less than eight years old and annually for all other vehicles under the former law. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298.

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

Intellectual Property

We have registered the trade names “Speedemissions”, “Just Emissions” and “Carbonga” in the United States. We have filed a Federal Service Mark Registration for the name and logo of Speedemissions, Inc., and for the tag line “The Fastest Way to Keep Your Air Clean.”

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

Employees

At December 31, 2014, we employed 53 full-time and part-time employees. None of our employees are represented by a union.

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

Our revenues during the years ended December 31, 2014, 2013 and 2012 and to date in 2015 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $21,317,903 at December 31, 2014. We had a working capital deficit of approximately $1,042,000 at December 31, 2014 compared to a working capital deficit of approximately $2,060,000 at December 31, 2013. Our ability to continue as a going concern will depend upon our ability to increase our revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  On December 8, 2014, using cash proceeds from the sale of five Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  However, due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. The audit report relating to the Consolidated Financial Statements for the years ended December 31, 2014 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. At April 17, 2015, our cash balances were approximately $7,000.

We have suffered material operating losses and have a significant working capital deficit.

We incurred net losses of $773,180 and $814,482 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had cash on hand of $21,729, a working capital deficit of $1,041,752, an accumulated deficit of $21,317,903, and a total shareholders’ deficit of $5,047,083. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, have and may continue to impede our ability to generate earnings. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, we will likely go out of business. Even if we accomplish these objectives, we may not generate positive cash flows or profits.

Our line of credit with TCA was paid off and cancelled on December 8, 2014, and we have not been able to secure replacement financing.

On December 8, 2014, using cash proceeds from the sale of five of our six Utah stores, the Company paid all amounts due to TCA under the Credit Agreement and, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  At April 17, 2015, the outstanding balance on the loan facility was $0, and our cash balances were approximately $7,000.  We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from store operations. Should we be unable to achieve near term profitability and generate sufficient cash flow from store operations, we would need to obtain new financing or raise additional capital in order to remain in business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that we will be able to raise sufficient capital or that any financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

Continued adverse economic conditions may adversely affect our industry, business and results of operations, our ability to obtain additional financing, and the market price of our common stock.

Overall, during recent years, the business environment has been adverse for many households and businesses in the U.S. and worldwide. While economic conditions in our primary markets, as well as the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue. These developments have and may continue to negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships, may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending does not increase, it may result in fewer sales of used automobiles that are subject to emissions testing and safety inspections. If our operating results do not improve significantly and our cash flow or capital resources prove inadequate, we will face even greater liquidity problems that would materially and adversely affect our results of operations and financial condition.

Our inability to pay landlords and vendors within normal trade payment terms could adversely impact our operations.

Our revenues during the years ended December 31, 2014, 2013 and 2012, as well as to date in 2015, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

To satisfy obligations to certain landlords and vendors, we have entered into a Section 3(a)(10) agreement with a third party, which has previously and will in the future require us to issue a significant number of shares of our common stock resulting in a significant dilution of ownership for current and future shareholders.

On December 13, 2013 and on January 10, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act, in accordance with a Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC, vs. SpeedEmissions, Inc., Case Nos. 2013 CA 008762 NC and 2014 CA 000153 (the “Actions”). IBC commenced the Actions against us to recover an aggregate of $205,643 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on December 13, 2013 and January 10, 2014.

The Settlement Agreement provides that in no event shall the number of shares of common stock issued by the Company to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.  Pursuant to the Settlement Agreement, the Company issued 59,098,059 of its common shares to IBC during the year ended December 31, 2014, in full satisfaction of all amounts due IBC under the Settlement Agreement.

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

Our largest shareholder, GCA Strategic Investment Fund Limited (“GCA”), and its affiliates, own 17,421,861 shares, or approximately 16.0%, of our common stock outstanding as of December 31, 2014. Upon conversion of their Series A Convertible Preferred Stock, GCA and its affiliates could own up to 21,699,359 shares of our common stock, which would represent 19.5% of our outstanding shares of common stock on a pro forma basis as of December 31, 2014. If the shareholder sold a large number of shares of our common stock into the public market, it could have a negative impact on our stock price. In addition, as a result of the shareholder’s ownership in the Company, the shareholder is able to exercise significant influence on our business including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that GCA and its affiliates may have interests that are different from, or in addition to, the interests of our other shareholders.

There are a large number of shares of preferred stock which if converted will result in substantial dilution of the current common shareholders’ interests.

As of April 17, 2015, there were 108,964,225 shares of common stock outstanding. If all preferred stock is converted to common stock, there will be 113,241,723 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in the Company will be substantially diluted.

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

As noted above, our common stock is quoted on the OTC Bulletin Board. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on The NASDAQ Stock Market. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

We are currently authorized to issue up to 250,000,000 shares of common stock, of which 108,964,225 shares are outstanding as of December 31, 2014, and up to 5,000,000 shares of preferred stock, of which 5,133 shares are outstanding as of December 31, 2014. We may need to raise additional capital in the future by issuing additional shares of common and/or preferred stock. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

We depend upon government laws and regulations that may be changed in ways that may impede our business.

Our business depends upon government legislation and regulations mandating air pollution controls and vehicle safety. At this time, Georgia, Missouri and Utah laws are especially important to us because all of our existing emissions testing and safety inspection services are conducted in those states. Changes in federal, state or local laws that govern or apply to our operations could have a materially adverse effect on our business. Federal vehicle emissions testing law may evolve due to technological advances in the automobile industry creating cleaner, more efficient automobiles which could affect current testing policy and procedures in our markets. For example, the Utah State Legislature passed an amended version of Utah House Bill 298, titled Motor Vehicle Safety Inspection Amendments on March 9, 2012. Signed by the Governor, the final bill amends Utah’s existing auto safety inspection law and became effective on January 1, 2013. The new bill requires vehicle safety inspections on vehicles which are four, eight and 10 years old, and then annually for the rest of the vehicle’s life, rather than  on odd/even model years for vehicles less than eight years old and annually for all other vehicles under the former law. Vehicle emissions testing laws in Utah were not impacted by Utah House Bill 298. This change will reduce the number of vehicles required to be tested in any given year. Other changes that would adversely affect us would be a reduction in the price we can charge customers for our testing service, an increase in the fees we must pay to the state in order to operate emissions testing stations in its jurisdiction, and the adoption of a centralized system whereby the state, as opposed to private operators, performs vehicle emissions testing. The legislatures in the states in which we operate routinely have bills sponsored which would reduce or eliminate the need for our services in these states. No assurances can be made that changes in federal or state law would not have a materially adverse effect on the vehicle emissions testing and safety inspection industry generally or, specifically, on our business.

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

Our business now depends primarily upon the efforts of Mr. Richard A. Parlontieri, who currently serves as our President, Chief Executive Officer and Chief Financial Officer. We believe that the loss of Mr. Parlontieri’s services would have a materially adverse effect on us. In this regard, we note that we have entered into a rolling three-year employment agreement with Mr. Parlontieri. We maintain key-man life insurance on Mr. Parlontieri. We may not be able to attract, or retain, competent, qualified and experienced individuals to direct and manage our business due to our limited resources. The absence of skilled persons within our company will have a materially adverse effect on us and the value of our common stock.

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

Our business is affected by the seasonal nature of vehicle registrations in Missouri and Utah. Vehicle registrations and related emissions testing and safety inspections in these states are generally required annually based on the month in which the vehicle is purchased. Historically, this has resulted in lower registrations and emissions and safety test volumes during the winter months, our first and fourth quarters. Prior quarterly results are not indicative of our first or fourth quarter results.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2014. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Office

We rent our general corporate offices located at 1015 Tyrone Road, Suite 710, Tyrone, Georgia, which consists of approximately 2,000 square feet of office space with a term that expires on October 31, 2017.

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by insurance. The following table shows the store locations for our 23 stores as of December 31, 2014:

Location	Number of Stores
Georgia	21
Missouri	1
Utah	1
Total	23

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

	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$0.010	$0.010
Second Quarter	$0.012	$0.012
Third Quarter	$0.062	$0.057
Fourth Quarter	$0.034	$0.020

Fiscal year ended December 31, 2014:
First Quarter	$0.009	$0.007

High	Low
Second Quarter	$0.006	$0.006
Third Quarter	$0.003	$0.003
Fourth Quarter	$0.002	$0.002

Fiscal year ended December 31, 2015:
First Quarter (Through April 10)	$0.004	$0.001

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

Holders

As of December 31, 2014 and April 17, 2015, there were 108,964,225 and 108,964,225 shares of our common stock outstanding, respectively, held by approximately 127 shareholders of record. As of December 31, 2014 and April 17, 2015, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted four stock option plans. On May 15, 2001, our directors and shareholders approved the SKTF, Inc. 2001 Stock Option Plan, effective June 1, 2001. At our annual shareholders meeting on August 27, 2003, our shareholders approved an amendment to the plan, changing its name to the Speedemissions, Inc. 2001 Stock Option Plan, and increasing the number of shares of our common stock available for issuance under the plan from 60,000 shares to 100,000 shares. As of December 31, 2014, we have no issued and outstanding options under this plan. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorizes us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan as of December 31, 2014. As of December 31, 2014, there were 5,000 options issued and outstanding under the 2005 Restated Plan at an exercise price of $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2014, we have 54,000 options issued and outstanding under the 2006 Plan at an exercise price of $0.57 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, 2014 we have no issued and outstanding options under the 2008 Plan.

As of December 31, 2014, the aggregate information with respect to our equity compensation plans is as follows:

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

Current Financial Position and Liquidity

Our revenues during the years ended December 31, 2014 and 2013 and to date in 2015 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $21,317,903 at December 31, 2014. We had a working capital deficit of approximately $1,042,000 at December 31, 2014 compared to a working capital deficit of approximately $2,060,000 at December 31, 2013. Our near-term liquidity and ability to remain in business is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. (See Note 1 to the Consolidated Financial Statements).

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by Auto Emissions Express, LLC, a Georgia corporation (“AEE”).  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Note 9 to the financial statements).

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.

On May 30, 2014, the Company entered into a repayment agreement (the “Repayment Agreement”) with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.0%.

On October 24, 2014, the Company entered into a merchant sales agreement (the “Merchant Agreement”) with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $72,000 by March 2, 2015.  Under the terms of the Merchant Agreement, EN is authorized to make daily bank debits of $1,000 on each available banking day during the term of the Merchant Agreement which represents a fee rate of 44.0%.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.

On November 18, 2014, the Company entered into a revenue based factoring agreement (the “Factoring Agreement”) with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the Factoring Agreement, SP is authorized to make daily bank debits of $875 on each available banking day during the term of the Factoring Agreement which represents a fee rate of 25.0%.

Overview

As of December 31, 2014 we operated 23 vehicle emissions testing and safety inspection stations and three mobile units in three separate markets, Atlanta, Georgia; St. Louis, Missouri; and Salt Lake City, Utah.

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

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2014 as compared to the comparable year ended December 31, 2013 were as follows:

	Year Ended December 31,		Percentage Change
	2014	2013
Revenue	$5,578,693	$7,095,937	(21.4)%
Cost of emission certificates	1,041,149	1,493,183	(30.3)%
Store operating expenses	4,034,821	5,084,345	(20.6)%
General and administrative expenses	1,024,874	1,082,865	(5.4)%
Gain from disposal of non-strategic assets	(789,166)	(83,846)	841.2%
Goodwill impairment expense	723,073	107,739	571.1%
Operating loss	$(456,058)	$(588,349)	(22.5)%

Revenue. For the year ended December 31, 2014, revenue decreased $1,517,244 or 21.4% to $5,578,693 compared to $7,095,937 in the prior year. The decrease in revenue was primarily due to the sale of 11 stores during 2014 and the closing of another 10 stores during 2014.  The combined sale and closing of these 21 stores resulted in a decrease of $2,066,934 in revenue from 2013 to 2014.  Partially offsetting this revenue decrease was a revenue increase of $471,741 due to the purchase of seven new stores during December 2013 and an increase of $77,949 or 2.9% in revenues from same store operations during 2014.

Cost of emission certificates. Cost of emission certificates decreased $452,034 or 30.3% to $1,041,149 in the year ended December 31, 2014 and was 18.7% of revenue, compared to $1,493,183 and 21.0% of revenue during 2013. The aggregate decrease in the cost of emission certificates over the comparable period was due primarily to the previously described sale and closing of 21 stores during 2014.   The decrease in cost of emission certificates as a percent of revenues from 21.0% during 2014 to 18.7% during 2013 is due to the effect of selling all remaining Texas stores during 2014 where cost of emission certificates is approximately 35% of revenues while cost of emission certificates for the Georgia stores is approximately 21% of revenues.

Store operating expenses. Our store operating expenses decreased $1,049,524 or 20.6% to $4,034,821 for the year ended December 31, 2014 and was 72.3% of revenue, compared to $5,084,345 or 71.7% of revenue during 2013. The decrease in store operating expenses was primarily due to the sale of 11 stores during 2014 and the closing of another 10 stores during 2014.  The combined sale and closing of these 21 stores resulted in a decrease of $1,447,343 in store operating expenses from 2013 to 2014.  Partially offsetting this store operating expense decrease was a store operating expense increase of $347,742 due to the purchase of seven new stores during December 2013 and an increase of $50,078 or 2.6% in store operating expenses from same store operations during 2014.  The primary cause of the $50,078 increase in same store operating expenses was due to $44,481 in wage increases.

General and administrative expenses. For the year ended December 31, 2014, our general and administrative expenses decreased $57,991 or 5.4% to $1,024,874 from $1,082,865 in 2013. The decrease in general and administrative expenses was primarily due to write-off of accrued expenses on closed stores, reduced wage expense and reduced finance charges in the amounts of $94,849, $48,609 and $20,433, respectively.  These expense decreases were partially offset by increases in legal and accounting expenses and bank charges of $84,893 and $24,587, respectively.

Gain from disposal of non-strategic assets. For the year ended December 31, 2014, we recognized a gain of $789,166 from the disposal of non-strategic assets, compared to a gain of $83,846 from the disposal of non-strategic assets in the year ended December 31, 2013. The significant increase in the gain from 2013 to 2014 was primarily due to the sale of assets associated with 11 stores during 2014, while during 2013 we sold the assets comprising three stores.  Additionally, the five stores we sold in Utah during 2014 were highly profitable and consequently sold for a significantly higher price.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of December 31, 2014.

2014 Goodwill Impairment:

Five stores acquired from	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8, 2005	$365,378
Auto Emissions Express, LLC.	November 30, 2012	61,091
Auto Emissions Express, LLC.	October 25, 2013	296,604
Total		$723,073

 The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance the Just, Inc and Auto Emissions Express, LLC stores, it is estimated that future cash flows from these stores would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2014 was $723,073 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2014.

            Operating loss. Our operating loss decreased by $132,291 or 22.5% in the year ended December 31, 2014 and was $456,058 compared to an operating loss of $588,349  in the year ended December 31, 2013.  The primary cause of this decrease was a decline in operating expenses that exceeded the decline in revenues by $42,306 plus a net gain of $89,985 resulting from the net change in gain from sale of non-strategic assets less goodwill impairment expense.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2014, as compared to the year ended December 31, 2013, were as follows:

	2014	2013
Operating loss	$(456,058)	$(588,349)
Interest income	4,115	5,020
Interest expense	(321,237)	(231,153)
Net loss	$(773,180)	$(814,482)
Basic and diluted net loss per share	$(0.01)	$(0.02)
Weighted average shares outstanding, basic and diluted	85,845,293	35,623,871

The increase of $90,084 in interest expense during 2014, compared to 2013, was primarily the result increased interest costs related to short term borrowings (see also note 9 to financial statements).

Net loss and basic and diluted net loss per share. Our net loss decreased by $41,302 from $814,482 in 2013 to $773,180 in 2014. Our basic and diluted net loss per share in the years ended December 31, 2013 and 2014 was $0.02 and $0.01, respectively.

Liquidity and Capital Resources

Introduction

Net loss for the year ended December 31, 2014 was $773,180 or ($0.01) per share, compared to a net loss of $814,482 or ($0.02) per share for the year ended December 31, 2013. Revenues for the year ended December 31, 2014 decreased $1,517,244, or 21.4%, to $5,578,693 from $7,095,937 in the year ended December 31, 2013. As of December 31, 2014, we had cash on hand of $21,729, a working capital deficit of $1,041,752, an accumulated deficit of $21,317,903 and total shareholders’ deficit of $5,047,083.

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

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our six Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.

Due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  At April 17, 2015, our cash balances were approximately $7,000. We do not believe that our existing cash and cash flows from operations will be sufficient to support our operating and investing needs for at least the next twelve months. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain new financing. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that such capital or financing would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms.

During 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.

On December 5, 2014, we sold the assets comprising five of our Salt Lake City, Utah stores for $1,350,000 in cash.  After taking into consideration the sale of these five emissions testing centers and the closing of another store in January 2015, we now operate, as of April 17, 2015, 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total shareholders’ equity as of December 31, 2014 as compared to December 31, 2013 were as follows:

	As of December 31, 2014	As of December 31, 2013	Change
Cash	$21,729	$65,854	$(44,125)
Total current assets	158,436	367,287	(208,851)
Total assets	828,446	2,748,270	(1,919,824)
Total current liabilities	1,200,188	2,427,208	(1,227,020)
Total liabilities	1,296,183	2,616,625	(1,320,442)
Series A convertible preferred stock	4,579,346	4,579,346	—
Total shareholders’ (deficit) equity	(5,047,083)	(4,447,701)	(599,382)

For the year ended December 31, 2014, our net cash used in operating activities was $878,249, as compared to net cash used in operating activities of $90,033 for the year ended December 31, 2013. Negative operating cash flows during 2014 were primarily created by a net loss of $773,180, a gain on the disposal of assets of $789,166 and a decrease in accounts payable and accrued liabilities of $415,849. Offsetting the negative operating cash flows was a goodwill impairment expense of $723,073 plus depreciation and amortization of $256,534.  Depreciation and amortization includes $99,958 representing amortization of loan origination costs associated with the TCA line of credit.

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

As of December 31, 2014, we had a shareholders’ deficit of $5,047,083 compared to shareholders’ deficit of $4,447,701 at December 31, 2013. The shareholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash provided by investing activities was $1,572,030 for the year ended December 31, 2014.  Net cash used in investing activities was $52,194 for the year ended December 31, 2013.  The large increase in proceeds from investing activities was $1,508,388 in proceeds from asset sales.

Our primary source of investment capital during 2014 was $1,350,000 received in the sale of five of our Utah stores and $152,500 received for the sale of six Texas stores.

Our capital investments made during 2013 primarily involved $150,000 used in the acquisition of seven AEE stores and $35,284 used to purchase equipment for existing stores reduced by proceeds from the disposal of non-strategic assets in the amount of $81,090 and proceeds from a note receivable of $52,000.

Net cash used in financing activities was $737,906 for the year ended December 31, 2014, compared to net cash provided by financing activities of $153,960 for the year ended December 31, 2013.  Net cash used in financing activities during 2014 included proceeds of $949,226 from the line of credit, payments of $1,888,471 on the line of credit, $166,122 in payments on short term notes payable and $100,000 used to repurchase 2,074,689 shares of our common stock.  These payments were offset by $297,077 in proceeds from notes payable and $213,848 in stock issued for debt. Net cash provided by financing activities during 2013 was used for payments on capitalized leases of $28,043, payments to obtain financing of $19,950 and payments on equipment financing obligations in the amount of $8,893.  These payments were offset by $195,646 in net proceeds received from our line of credit.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was impaired during 2014 or as of December 31, 2014. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record an impairment charge.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carry-forwards. The valuation allowance increased $141,000 in the year ended December 31, 2014. At December 31, 2014 and at December 31, 2013, net deferred tax assets of $6,770,000 and $6,629,000, respectively, were fully reserved by a valuation allowance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to 305(e) of Regulation S-K.

 Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Speedemissions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Speedemissions, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and  cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Porter Keadle Moore, LLC
Atlanta, Georgia
April 22, 2015

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31,

	2014	2013
Assets
Current assets:
Cash	$21,729	$65,854
Note receivable – current portion	41,679	32,000
Certificate and merchandise inventory	11,183	28,599
Deferred financing costs	-	99,958
Other current assets	83,845	140,876
Total current assets	158,436	367,287
Note receivable, net of current portion	52,974	61,954
Property and equipment, net	156,451	398,897
Goodwill	390,985	1,808,731
Other assets	69,600	111,401
Total assets	$828,446	$2,748,270
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$-	$939,245
Notes payable	190,956	60,000
Accounts payable	696,192	810,512
Accrued liabilities	270,835	562,613
Current portion - capitalized lease obligations	25,845	25,863
Current portion - equipment financing obligations	10,292	13,155
Current portion - deferred rent	6,068	15,820
Total current liabilities	1,200,188	2,427,208
Capitalized lease obligations, net of current portion	35,396	65,187
Equipment financing obligations, net of current portion	-	10,791
Deferred rent	45,890	98,730
Other long term liabilities	14,709	14,709
Total liabilities	1,296,183	2,616,625
Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,038,914 issued with 108,964,225 and 39,315,855 shares outstanding at December 31, 2014 and 2013, respectively	110,969	39,246
Additional paid-in capital	16,259,851	16,057,776
Treasury stock at cost, (2,074,689 shares)	(100,000)	-
Accumulated deficit	(21,317,903)	(20,544,723)
Total shareholders’ deficit	(5,047,083)	(4,447,701)
Total liabilities and shareholders’ deficit	$828,446	$2,748,270

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2014	2013
Revenue	$5,578,693	$7,095,937
Costs of revenue:
Cost of emissions certificates	1,041,149	1,493,183
Store operating expenses	4,034,821	5,084,345
General and administrative expenses	1,024,874	1,082,865
Gain from disposal of non-strategic assets	(789,166)	(83,846)
Goodwill impairment expense	723,073	107,739
Operating loss	(456,058)	(588,349)
Interest income (expense)
Interest income	4,115	5,020
Interest expense	(321,237)	(231,153)
Interest, net	(317,122)	(226,133)
Net loss	$(773,180)	$(814,482)
Basic and diluted net loss per common share	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	85,845,293	35,623,871

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Years Ended December 31, 2014 and 2013

	Common Stock Outstanding		Additional Paid-In- Capital		Accumulated Deficit	Total
	Shares	Amount		Treasury Stock
Balance at December 31, 2012	34,688,166	$34,618	$15,918,329	$—	$(19,730,241)	$(3,777,294)
Issuance of common stock for services	3,899,689	3,900	129,975	—	—	133,875
Exercise of warrants	228,000	228	3,972	—	—	4,200
Issuance of common stock for debt	500,000	500	5,500	—	—	6,000

Net loss	—	—	—	—	(814,482)	(814,482)
Balance at December 31, 2013	39,315,855	$39,246	$16,057,776	$—	$(20,544,723)	$(4,447,701)
Issuance of common stock for services	12,625,000	12,625	47,325	—	—	59,950
Issuance of common stock for debt	59,098,059	59,098	154,750	—	—	213,848
Purchase common stock for treasury	(2,074,689)	—	—	(100,000)	—	(100,000)
Net loss	—	—	—	—	(773,180)	(773,180)
Balance at December 31, 2014	108,964,225	$110,969	$16,259,851	$(100,000)	$(21,317,903)	$(5,047,083)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2014	2013
Operating activities:
Net loss	$(773,180)	$(814,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,534	281,248
Goodwill impairment expense	723,073	107,739
Gain from disposal of non-strategic assets	(789,166)	(83,846)
Stock issued for services	43,750	43,791
Share based compensation including director stock awards	16,200	4,875
Changes in operating assets and liabilities:
Certificate and merchandise inventory	17,416	27,932
Other current assets	57,031	(19,478)
Other assets	38,782	(4,122)
Accounts payable and accrued liabilities	(415,849)	377,711
Other liabilities	(52,840)	(11,401)
Net cash used in operating activities	(878,249)	(90,033)
Cash flows from investing activities:
Purchases of property and equipment	(6,179)	(35,284)
Proceeds from note receivable	69,821	52,000
Proceeds from asset sales	1,508,388	81,090
Acquisition of business	-	(150,000)
Net cash provided by (used in) investing activities	1,572,030	(52,194)
Cash flows from financing activities:
Proceeds from exercise of warrants into common stock	-	4,200
Stock issued for debt	213,848	6,000
Repurchase common stock	(100,000)	-
Proceeds from line of credit	949,226	3,100,881
Payments on line of credit	(1,888,471)	(2,905,235)
Proceeds from notes payable	297,077	5,000
Payments on notes payable	(166,122)	-
Payments to obtain financing	-	(19,950)
Payments on equipment financing obligations	(13,655)	(8,893)
Payments on capitalized leases	(29,809)	(28,043)
Net cash (used in) provided by financing activities	(737,906)	153,960
Net (decrease) increase in cash	(44,125)	11,733
Cash at beginning of year	65,854	54,121
Cash at end of year	$21,729	$65,854
Supplemental Information:
Cash paid during the period for interest	$221,278	$105,630
Non-cash transaction:
Proceeds from equipment financing	$-	$25,589
Loan origination costs	$-	$100,000
Notes receivable from the disposal of assets	$72,750	$60,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Speedemissions, Inc. (“Speedemissions” or the “Company”) has experienced recurring net losses which have caused an accumulated deficit of $21,317,903 at December 31, 2014. We had a working capital deficit of $1,041,752 at December 31, 2014 compared to a working capital deficit of $2,059,921 at December 31, 2013.

Our revenues for the fiscal years ended December 31, 2014 and 2013, as well as revenues for 2015 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2014 and to date during 2015 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA Global Credit Master Fund, LP (“TCA”) and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, we have been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  At April 17, 2015, the outstanding balance on the loan facility was $0, and our cash balances were approximately $7,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2014, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the year ended December 2014, as well as to date in 2015, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2014 and 2013, as well as to date in 2015, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2014, the Company operated 23 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); and Just Emissions (Salt Lake City, Utah). The Company also operates three mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

Under current Georgia, Missouri, and Utah laws, if a vehicle fails an emissions test, it may be retested at no additional charge during a specified period after the initial test, as long as the subsequent test is performed at the same facility. The costs of such retests are not material. Accordingly, no accrual for retest is recorded by the Company.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. In evaluating the goodwill on our balance sheet for impairment at December 31, 2014, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We then utilized a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was impaired during 2014 or as of December 31, 2014. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record additional impairment charges.

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

Recently Issued Accounting Pronouncements

Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. The adoption of the accounting pronouncement did not have a material effect on the accompanying consolidated financial statements.

In April 2014, the FASB issued ASC Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of the accounting pronouncement will not materially affect its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. The new standard will become effective for us beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

In June 2014, the FASB issued new authoritative accounting guidance related to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period.  This guidance may be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

During 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.

The balance of notes receivable was $94,652 and $93,954 at December 31, 2014 and 2013, respectively.

Note 5: Property and Equipment

Property and equipment at December 31, 2014 and 2013 were as follows:

	2014	2013
Buildings	$30,754	$485,667
Emissions testing equipment	957,035	1,492,977
Furniture, fixtures and office equipment	56,326	138,489
Vehicles	26,827	26,827
Leasehold improvements	158,757	279,456
	1,229,699	2,423,416
Less accumulated amortization and depreciation	1,073,248	2,024,519
	$156,451	$398,897

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

At December 31, 2014 and 2013, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2014 and December 31, 2013.  The 2013 impairment related to the goodwill recorded from the acquisition of the five stores from Auto Emissions Express, LLC (“AEE”) in November 2012.   The 2014 impairment related to the goodwill recorded from the acquisition of the six stores from Just, Inc. (“JI”) in September 2005, the acquisition of the five stores from AEE in November 2012 and the acquisition of the seven stores from AEE in December 2013.

The following schedule presents the valuation of goodwill as of December 31, 2014:

December 31, 2012	$1,619,866
Auto Emissions Express goodwill impairment (five stores)	(107,739)
Auto Emissions Express goodwill (seven stores)	296,604
December 31, 2013	$1,808,731
Just, Inc. goodwill impairment (six stores)	(365,378)
Just, Inc sale of five of six stores	(694,673)
Auto Emissions Express goodwill impairment (five stores)	(61,091)
Auto Emissions Express goodwill impairment (seven stores)	(296,604)
December 31, 2014	$390,985

Note 7: Accrued Liabilities

Accrued liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Professional fees	$86,640	$22,500
Accrued payroll	42,459	72,445
Accrued property taxes	79,585	164,079
Other	62,151	303,589
	$270,835	$562,613

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

Equipment financing agreements at December 31 consisted of the following:

	2014	2013
Equipment financing agreements	$10,292	$23,946
Less current portion	10,292	13,155
Long-term portion	$-	$10,791

Future minimum debt payments required under the non-cancelable equipment financing agreements were as follows at December 31, 2014:

Year Ending December 31,
2015	$7,522

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014. In consideration for the 2014 date extension, the Company issued 800,000 shares of its common stock to GCA on August 14, 2014 and expensed the agreed value of the shares, or $20,000, during the quarter ended September 30, 2014. The Note had a balance due of $60,000 on December 31, 2014 and December 31, 2013, respectively.

Promissory Note Agreements

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.  The Note had a balance due of $33,334 and $0 on December 31, 2014 and December 31, 2013, respectively.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had a balance due of $20,000 and $0 on December 31, 2014 and December 31, 2013, respectively.

Daily Payment Note Agreements

On May 30, 2014, the Company entered into a repayment agreement (the “Repayment Agreement”) with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.0%.   The Note had a balance due of $37,894 and $0 on December 31, 2014 and December 31, 2013, respectively.

On October 24, 2014, the Company entered into a merchant sales agreement (the “Merchant Agreement”) with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $72,000 by March 2, 2015.  Under the terms of the Merchant Agreement, EN is authorized to make daily bank debits of $1,000 on each available banking day during the term of the Merchant Agreement which represents a fee rate of 44.0%.   The Note had a balance due of $21,528 and $0 on December 31, 2014 and December 31, 2013, respectively.

On November 18, 2014, the Company entered into a revenue based factoring agreement (the “Factoring Agreement”) with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the Factoring Agreement, SP is authorized to make daily bank debits of $875 on each available banking day during the term of the Factoring Agreement which represents a fee rate of 25.0%.  The Note had a balance due of $18,200 and $0 on December 31, 2014 and December 31, 2013, respectively.

Revolving Credit Facility

On June 8, 2012, the Company entered into a revolving line of credit agreement (the “Credit Agreement”) with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by Auto Emissions Express, LLC, a Georgia corporation (“AEE”).  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA (the “Second Amended Credit Agreement”), pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.    The balance due under the Credit Agreement was $0 and $939,245 at December 31, 2014 and 2013, respectively.

Note 10: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2014 and 2013, there were no uncertain tax positions. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years after 2010 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $15,367,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2030.

Differences between the income taxes incurred for 2014 and 2013 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2014	2013
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating losses	$5,817,000	$5,500,000
Goodwill	714,000	892,000
Other	239,000	237,000
	6,770,000	6,629,000
Valuation allowance	(6,770,000)	(6,629,000)
Net deferred tax asset	$—	$—

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

The following table sets forth the computation for basic and diluted net loss per common share for the year ended December 31, 2014 and 2013, respectively:

	2014	2013
Net loss (A)	$(773,180)	$(814,482)
Weighted average common shares - basic (B)	85,845,293	35,623,871
Effect of dilutive securities:
Dilutive effect of stock options (1)	—	—
Dilutive effect of stock warrants (1)	—	—
Dilutive effect of unrestricted Preferred Series A Shares (2)	—	—
Weighted average common shares - diluted (C)	85,845,293	35,623,871
Net loss per share - basic (A/B)	$(0.01)	$(0.02)
Net loss per share - diluted (A/C)	$(0.01)	$(0.02)

(1)
As a result of the Company’s net loss for the year ended December 31, 2014 and 2013, aggregate Common Stock Equivalents of 59,000 in each year issuable under stock option plans that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the year ended December 31, 2014 and 2013. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the year ended December 31, 2014 and 2013, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2014 and 2013. These Common Stock Equivalents could be dilutive in future periods.

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2014 and 2013, the excess of rent expense over cash payments was $51,958 and $114,550, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2014:

Year Ending December 31
2015	$686,762
2016	490,626
2017	249,043
2018	170,628
2019	146,150
2020 and later	492,849
$2,236,058

Total rent expense under all operating leases totaled $1,376,385 in 2014 and $1,599,631 in 2013. Total rent income from sub-lease agreements on operating leases totaled $323,142 in 2014 and $265,592 in 2013.   Total future rent income from sub-lease agreements on operating leases due over the next four years is approximately $875,207.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments.  The Company held $129,900 in equipment under capital lease with accumulated depreciation of $58,455 at December 31, 2014.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2014:

Year Ending December 31
2015	$47,086
2016	27,467
74,553
Less amounts representing interest	13,312
Present value of net minimum lease payments	61,241
Less current portion	25,845
Long-term capitalized lease obligations	$35,396

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

 Note 13: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2014 and 2013. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited (“GCA”) held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2014 and 2013. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2014 and 2013. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2014.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company, the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Deficit in the Company’s consolidated balance sheets. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2014 and 2013 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

In the event of liquidation, dissolution or winding up of the Company, preferred shareholders are entitled to be paid prior to any preference of any other payment or distribution.

Common Stock

On August 22, 2013, the Company issued 625,000 shares of its common stock to Investors Stock Daily, Inc (“ISD”) for investor relations services to be rendered during the 12-month period ending July 31, 2014, under an agreement to issue a total of 1,250,000 for these investor relations services. On February 28, 2014, the Company issued the remaining 625,000 shares to ISD. For financial reporting purposes, the Company valued the shares based upon the agreed value of the services to be rendered of $37,500. The Company recognized $21,875 and $15,625 in expense related to the investor relations services performed during the years ended December 31, 2014 and 2013, respectively.  During the approximate six-month period from the date of the agreement and issuance of the first 625,000 shares, August 22, 2013, to the date the second issuance of 625,000 shares, February 28, 2014, the value of the Company’s common stock had declined from $0.0300 to $0.0081 per share.  Because of this decline in share value, the Company had the option to revalue the agreement and reduce the expense recognized in 2014 by $13,688.  The Company chose not to revalue the shares and expensed the total shares issued at the $37,500 valuation agreed on August 22, 2013.

On December 13, 2013, the Company made a partial issuance of 1,250,000 shares of its common stock to IBC pursuant to the terms of the Settlement Agreement whereby IBC assumed financial responsibility for certain of the Company’s trade accounts payable in the amount of $71,644 in exchange for shares of the Company’s common stock.   Of the 1,250,000 shares issued, 500,000 shares were sold by IBC, at a price per share of $0.012, resulting in proceeds of $6,000 to IBC and reducing the Company’s obligation to IBC from $71,644 to $65,644.  The remaining 750,000 shares were issued by the Company as a financing fee to IBC which the Company recognized an in the fourth quarter of 2013.  The Settlement Agreement provides that in no event shall the total number of shares of common stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of common stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the common stock of the Company.

During the seven-month period ending July 31, 2014, IBC assumed financial responsibility for an additional $133,984 of the Company’s trade accounts payable under the Settlement Agreement, bringing the total amount remaining from 2013 plus the additional amount assumed in 2014 to $199,628.  During the period seven-month period ending July 31, 2014, the company issued 56,398,059 shares of its common stock to pay in full for the $199,628 of trade accounts payable assumed plus an additional 2,700,000 common shares valued at $14,220 for IBC consulting fees. The Company recognized $14,220 and $9,000 in expense related to the consulting services performed during the years ended December 31, 2014 and 2013, respectively.

On March 14, 2014, the Company issued a total of 1,500,000 shares of its common stock to ten Company employees for employment services previously rendered.  For financial reporting purposes, the Company valued the shares based the market value of the shares on the March 14, 2014 issue date or $0.01 per share. The Company recognized $15,000 in expense related to these 1,500,000 shares during the quarter ended March 31, 2014.

On August 14, 2014, the Company issued 8,000,000 shares of its common stock to GCA for interest charges related to GCA’s note payable to the Company. For financial reporting purposes, the Company valued the shares based on the agreed amount of the interest charges or $20,000, which the Company recognized as an expense during the year ended December 31, 2014.

On August 14, 2014, the Company issued 2,000,000 shares of its common stock to a consultant for financial consulting services rendered.  For financial reporting purposes, the Company valued the shares based the agreed value of the consulting services or $5,000, which the Company recognized as an expense during the year ended December 31, 2014.

On November 6, 2014, the Company issued 500,000 shares of its common stock to a Company employee for employment services previously rendered.  For financial reporting purposes, the Company valued the shares based the market value of the shares on the November 6, 2014 issue date or $0.0024 per share. The Company recognized $1,200 in expense related to these 500,000 shares during the quarter ended December 31, 2014.

On December 8, 2014, as agreed under the line of credit settlement with TCA, the Company repurchased from TCA 2,074,689 shares of the Company’s common stock.  These shares had been issued to TCA for investment banking fees on October 23, 2013 in conjunction with the Second Amended Credit Agreement.  The Company paid $100,000 for the 2,074,689 shares.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 111,038,914 were issued with 108,964,225 and 39,315,855 shares outstanding as of December 31, 2014 and 2013, respectively. The total number of shares reserved for options and warrant conversions was 59,000 on December 31, 2014 and 2013.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors’ stock options, restricted stock awards, unrestricted stock awards and performance stock rewards.

Under the Company’s 2001 Stock Option Plan  (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. There were no options outstanding under the 2001 Plan as of December 31, 2014. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for  up to 303,498 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vested annually in three equal installments. There were 5,000 options outstanding under the 2005 Plan as of December 31, 2014. The Company does not anticipate granting any additional options under the 2005 Plan in the future.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments. There were 54,000 options outstanding under the 2006 Plan as of December 31, 2014. The Company does not anticipate granting any additional options under the 2006 Plan in the future.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the “2008 Plan”. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. There were no options outstanding under the 2008 Plan as of December 31, 2014.

On June 14, 2010, the Compensation Committee of the Company approved common stock awards of 100,000 common shares from the Company’s 2008 Plan to each of the Company’s five directors. The common stock awards vested immediately. The Company did not grant common stock option awards in 2014. The Company recognized $10,500 in share-based compensation expense from the 500,000 common shares awarded to the Company’s directors in 2010. The common shares awarded vested immediately and the stock price was $0.021 on the date of the grant.

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,025,000 stock options available to be granted under these plans at December 31, 2014 and 2013. As of December 31, 2014 and 2013, options to purchase a total of 59,000 had been granted and were outstanding under these four plans. Options to purchase 59,000 common shares were exercisable as of December 31, 2014 and 2013, respectively.

The Company recorded $59,950 and $4,875 in share-based compensation expense during the years ended December 31, 2014 and 2013, respectively. These expenses are included in the Company’s general and administrative and interest expenses in its Statements of Operations.

 The Company did not grant stock options in 2014 or 2013. For stock option grants issued prior to 2013, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%. The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2014 and 2013:

	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	59,000	$0.61	59,000	$0.61
Granted	—	$—	—	$—
Exercised/exchanged	—	$—	—	$—
Expired	—	$—	—	$—
Options outstanding at December 31,	59,000	$0.61	59,000	$0.61

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00 - $0.99	54,000	1.87 years	$0.57	54,000	$0.57
$1.00 - $1.99	5,000	0.95 years	$1.00	5,000	$1.00
$0.00 - $0.99	59,000	1.80 years	$0.61	59,000	$0.61

As of December 31, 2014, there was no unrecognized stock-based compensation expense related to non-vested stock options. The following table represents our non-vested stock options and activity for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2012	—	$—
Granted	—
Vested	—	—
Non-vested options — December 31, 2013	—	—
Granted	—	—
Vested	—	—
Non-vested options — December 31, 2014	—	$—

The aggregate intrinsic value of options outstanding and exercisable was $0 at December 31, 2014 and 2013, respectively, based on the Company’s closing stock price of $0.002 and $0.030, respectively. The aggregate intrinsic value of options vesting during 2014 and 2013 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model.

There were no warrants granted during the year ended December 31, 2014.

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

 The following table represents our warrant activity for the years ended December 31, 2014 and 2013:

Number of Warrants
Outstanding Warrants — December 31, 2012	0
Granted	600,000
Exercised	(228,000)
Outstanding Warrants — December 31, 2013	372,000
Granted	-
Exercised	-
Outstanding Warrants — December 31, 2014	372,000

All warrants issued were fully vested within the calendar year in which they were granted.  As of December 31, 2014, there were 372,000 warrants to purchase common stock outstanding.

Note 14: Business Acquisitions

Effective October 25, 2013, the Company purchased, for $150,000 in cash and a $200,000 note payable, certain assets of Auto Emissions Express, LLC (“AEE”). The assets purchased consisted of the operating assets of seven emissions testing stations, which the Company intends to continue to operate under the Auto Emissions Express name.  The Company incurred $6,020 in legal costs related to the acquisition of the seven AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2013.  During the year ended December 31, 2013, the seven AEE stores recorded $87,667 in revenues or 1.2% of the Company’s $7,095,937 in consolidated revenues.    The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction. The purchase price was paid in cash using funds available under our existing credit agreement with TCA.

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

Potential Control Relationship by Existing Shareholders

We have a large amount of outstanding common stock held by a single shareholder and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock, which if sold could have a negative impact on our stock price. The Company had 111,038,914 shares of common stock issued and 108,964,225 shares outstanding as of December 31, 2014. As of December 31, 2014, our largest shareholder, GCA, and its affiliates, owned 17,421,861 shares of our common stock. GCA and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon the conversion of their Preferred A Stock, GCA could own up to 21,699,359 shares of our common stock.

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

During the fourth quarter of 2014, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded from the its acquisition of five stores from AEE in 2012 was impaired due to a decline in operating performance and anticipated future performance at the stores located in Georgia. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the net assets. The fair value of the reporting unit was determined using discounted cash flow techniques. The amount of the goodwill impairment expensed during the fourth quarter of 2014, for these five stores acquired from AEE in 2012, was $61,091. See Note 6 to the Consolidated Financial Statements for additional information.

During the fourth quarter of 2014, the Company reviewed the carrying amount of goodwill in relation to the operating performance and future estimated discounted net cash flows expected to be generated by the assets and underlying stores previously acquired. The Company determined that goodwill recorded from the its acquisition of seven stores from AEE in 2013 was impaired due to a decline in operating performance and anticipated future performance at the stores located in Georgia. The impairment recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the net assets. The fair value of the reporting unit was determined using discounted cash flow techniques. The amount of the goodwill impairment expensed during the fourth quarter of 2014, for these seven stores acquired from AEE in 2013, was $296,604. See Note 6 to the Consolidated Financial Statements for additional information.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our internal control over financial reporting was effective.

Item 9B. Other Information

None

 Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Shareholders.

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

10.19
Second Amendment to Credit Agreement with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.20
Replacement and Consolidated Revolving Note with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.21
Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.22
Addendum to Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.23	$50,000 Promissory Note Agreement to Thomas Chorba dated May 29, 2014

10.24	$75,000 Repayment Agreement to TVT Capital, LLC dated May 30, 2014

10.25	$100,000 Repayment Agreement to TVT Capital, LLC dated September 16, 2014

10.26	$50,000 Merchant Sales Agreement to Entrepreneur Now, LLC dated October 24, 2014

10.27	$20,000 Promissory Note Agreement to Richard A. Parlontieri dated November 5, 2014

10.28	$35,000 Factoring Agreement to Samson Partners, LLC dated November 18, 2014

23.1	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: April 22, 2015		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 22, 2015		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

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

	/s/ Richard A. Parlontieri	Dated: April 22, 2015
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer (Principal Executive Officer)

	/s/ Bradley A. Thompson	Dated: April 22, 2015
By:	Bradley A. Thompson, Director

	/s/ Michael E. Guirlinger	Dated: April 22, 2015
By:	Michael E. Guirlinger, Director

/s/ Richard A. Parlontieri
By:	Richard A. Parlontieri, Chief Financial Officer, Chief Accounting Officer and Secretary (Principal Financial and Accounting Officer)	Dated: April 22, 2015

EXHIBIT INDEX

3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

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

10.19
Second Amendment to Credit Agreement with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.20
Replacement and Consolidated Revolving Note with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.21
Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.22
Addendum to Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.23	$50,000 Promissory Note Agreement to Thomas Chorba dated May 29, 2014

10.24	$75,000 Repayment Agreement to TVT Capital, LLC dated May 30, 2014

10.25	$100,000 Repayment Agreement to TVT Capital, LLC dated September 16, 2014

10.26	$50,000 Merchant Sales Agreement to Entrepreneur Now, LLC dated October 24, 2014

10.27	$20,000 Promissory Note Agreement to Richard A. Parlontieri dated November 5, 2014

10.28	$35,000 Factoring Agreement to Samson Partners, LLC dated November 18, 2014

23.1	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files