Form 10-Q
period 2015-03-31
SPEEDEMISSIONS INC
filed 2015-07-17
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of July 10, 2015, there were 108,964,225 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, including those described under Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, some of which are beyond the Company’s control and are difficult to predict. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company’s future results and shareholder values may differ materially from those expressed or forecast in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$-	$21,729
Notes receivable – current portion	28,967	41,679
Certificate and merchandise inventory	8,599	11,183
Other current assets	61,062	83,845
Total current assets	98,628	158,436
Notes receivable, net of current portion	50,728	52,974
Property and equipment, net	131,323	156,451
Goodwill	390,985	390,985
Other assets	68,810	69,600
Total assets	$740,474	$828,446

Liabilities and Shareholders’ Deficit
Current liabilities:
Notes payable	$199,500	$190,956
Accounts payable	731,326	696,192
Accrued liabilities	263,032	270,835
Current portion - capitalized lease obligations	38,337	25,845
Current portion - equipment financing obligations	6,673	10,292
Current portion – deferred rent	6,068	6,068
Total current liabilities	1,244,936	1,200,188
Capitalized lease obligations, net of current portion	14,294	35,396
Deferred rent	46,868	45,890
Other long term liabilities	14,709	14,709
Total liabilities	1,320,807	1,296,183
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,038,914 issued with 108,964,225 shares outstanding at March 31, 2015 and December 31, 2014	110,969	110,969
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,430,499)	(21,317,903)
Total shareholders’ deficit	(5,159,679)	(5,047,083)
Total liabilities and shareholders’ deficit	$740,474	$828,446

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2015	2014
Revenue	$832,803	$1,797,811
Costs of revenue:
Cost of emission certificates	155,201	364,680
Store operating expenses	549,379	1,298,319
General and administrative expenses	206,393	320,385
Loss from disposal of non-strategic assets	786	-
Operating loss	(78,956)	(185,573)
Interest income (expense)
Interest income	755	1,600
Interest expense	(34,395)	(57,647)
Interest, net	(33,640)	(56,047)
Net loss	$(112,596)	$(241,620)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	108,964,225	49,706,270

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(112,596)	$(241,620)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	20,971	77,465
Loss from disposal of non-strategic assets	786	-
Stock issued for services	-	17,730
Share based compensation	-	15,000
Changes in operating assets and liabilities:
Certificate and merchandise inventory	2,583	(2,748)
Other current assets	22,784	33,543
Other assets	35	(7,315)
Accounts payable and accrued liabilities	27,332	98,350
Other liabilities	978	13,493
Net cash (used in) provided by operating activities	(37,127)	3,898
Cash flows from investing activities:
Purchases of property and equipment	(2,125)	(1,123)
Proceeds from notes receivable	18,208	18,000
Proceeds from asset sales	3,000	-
Net cash provided by investing activities	19,083	16,877
Cash flows from financing activities:
Stock issued for debt	-	119,953
Proceeds from line of credit	-	449,981
Payments on line of credit	-	(591,756)
Proceeds from notes payable	113,148	-
Payments on notes payable	(104,604)	-
Payments on equipment financing obligations	(3,619)	(3,602)
Payments on capitalized leases	(8,610)	(6,961)
Net cash used in financing activities	(3,685)	(32,385)
Net (decrease) in cash	(21,729)	(11,610)
Cash at beginning of period	21,729	65,854
Cash at end of period	$-	$54,244
Supplemental Information:
Cash paid during the period for interest	$34,395	$57,647

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

March 31, 2015
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,430,499 at March 31, 2015. We had a working capital deficit of $1,146,308 at March 31, 2015 compared to a working capital deficit of $1,041,752 at December 31, 2014.

Our revenues for the quarter ended March 31, 2015 and the fiscal years ended December 31, 2014 and 2013 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for the quarter ended March 31, 2015 and for the fiscal years ended December 31, 2014 and 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to; pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing  credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA Global Credit Master Fund, LP (“TCA”) and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, we have been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  At July 10, 2015, the outstanding balance on the loan facility was $0, and our cash balances were approximately $47,000.

During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At March 31, 2015, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the years ended December 2014 and 2013, as well as the quarter ended March 31, 2015, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2014 and 2013, as well as the quarter ended March 31, 2015, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

 Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of March 31, 2015, the Company operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); and Just Emissions (Salt Lake City, Utah). The Company also operates three mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these three regions and has one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of March 31, 2015, we have sold no franchises.

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

On June 1, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.

On December 5, 2014, we sold the assets comprising five of our six Salt Lake City, Utah stores for $1,350,000 in cash.  After taking into consideration the sale of these five emissions testing centers and a Georgia store closed in January 2015, we now operate 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Note 4: Inventory

Inventory at March 31, 2015 consisted of certificate and merchandise inventory and was $7,324 and $1,275, respectively. Inventory at December 31, 2014 consisted of certificate and merchandise inventory and was $10,193 and $990, respectively.

Note 5: Notes Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located.

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for seventy-two months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate, which was 3.75%, plus 0.5%, which approximates rates offered in the market for notes receivable with similar terms and conditions. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.

On April 11, 2013, the Company sold the assets comprising three of its Texas stores for $110,000.  The Company received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note is payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.

On June 1, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.

During March 2015, we sold equipment for $2,000 in cash plus a note receivable of $2,496.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.

The balance of notes receivable was $79,695 and $94,653 at March 31, 2015 and December 31, 2014, respectively.

Note 6: Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Buildings	$30,754	$30,754
Emission testing equipment	950,595	957,035
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	20,291	26,827
Leasehold improvements	158,757	158,757
	1,216,723	1,229,699
Less: accumulated depreciation and amortization	1,085,400	1,073,248
	$131,323	$156,451

 Note 7: Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2015 consisted of the following:

	March 31, 2015	December 31, 2014
Professional fees	$98,536	$86,640
Accrued payroll	35,476	42,459
Accrued property taxes	69,995	79,585
Other	59,025	62,151
	$263,032	$270,835

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of March 31, 2015 and December 31, 2014 was $6,673 and $10,292, respectively.

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014. In consideration for the 2014 date extension, the Company issued 800,000 shares of its common stock to GCA on August 14, 2014 and expensed the agreed value of the shares, or $20,000, during the quarter ended September 30, 2014. The Note had a balance due of $60,000 on March 31, 2015 and December 31, 2014.

Promissory Note Agreements

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.  The Note had a balance due of $25,000 and $33,333 on March 31, 2015 and December 31, 2014, respectively.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had principal due of $20,000 on March 31, 2015 and December 31, 2014, respectively.

Daily Payment Note Agreements

On May 30, 2014, the Company entered into a repayment agreement with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the agreement which represents a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended agreement, the Company agreed to repay the remaining balance from the May 30, 2014 repayment agreement, plus the current funding, for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 30, 2015.  Under the terms of the amended agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the agreement which represents a fee rate of 49.0%.  The Note had a balance due of $21,533 and $37,894 on March 31, 2015 and December 31, 2014, respectively.

On October 24, 2014, the Company entered into a merchant sales agreement with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $72,000 by March 2, 2015.  Under the terms of the agreement, EN was authorized to make daily bank debits of $1,000 on each available banking day during the term of the agreement which represents a fee rate of 44.0%.  The agreement had a balance due of $0 and $21,528 on March 31, 2015 and December 31, 2014, respectively.

On November 18, 2014, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $875 on each available banking day during the term of the agreement which represents a fee rate of 25.0%.  The agreement had a balance due of $0 and $18,200 on March 31, 2015 and December 31, 2014, respectively.

On January 19, 2015, the Company entered into another revenue-based factoring agreement SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $75,000 by May 1, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represents a fee rate of 25.0%.  The agreement had a balance due of $24,189 on March 31, 2015.

On March 6, 2015, the Company entered into an additional revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represents a fee rate of 28.0%.  The agreement had a balance due of $48,778 on March 31, 2015.

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

The following table sets forth the computation for basic and diluted net loss per share for the three month periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31
	2015	2014
Net loss (A)	$(112,596)	$(241,620)
Weighted average common shares - basic (B)	108,964,225	49,706,270
Effect of dilutive securities:
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—
Weighted average common shares - diluted (C)	108,964,225	49,706,270
Net loss per share - basic (A/B)	$(0.00)	$(0.00)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)

(1)
As a result of the Company’s net loss for the three month periods ended March 31, 2015 and 2014, aggregate Common Stock Equivalents of 59,000 and 431,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month periods ended March 31, 2015 and 2014, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three month periods ended March 31, 2015 and 2014, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month periods ended March 31, 2015 and 2014. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2015 and December 31, 2014. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three month period ended March 31, 2015.  The Company had 108,964,225 common shares outstanding as of March 31, 2015.

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

Share-based compensation expense was $0 and $42,105 during the three months ended March 31, 2015 and 2014, respectively. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth options outstanding under the Company’s stock option plans during the three month period ended March 31, 2015.  The Company did not grant stock options in the three months ended March 31, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2014	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at March 31, 2015	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2015 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

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

As of March 31, 2015, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the three months ended March 31, 2015 and 2014.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2015 and December 31, 2014. There were no options granted under these plans during the three month period ended March 31, 2015. There were no options exercised during the three month periods ended March 31, 2015 and 2014.

Stock Warrants

There were 372,000 common stock warrants outstanding as of March 31, 2015, and there were no warrants granted or exercised during the three month period ended March 31, 2015.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2015 and 2014, as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

 ITEM 2                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2015 and 2014

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating loss for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were as follows:

	Three Months Ended March 31		Percentage
	2015	2014	Change
Revenue	$832,803	$1,797,811	(53.7%)
Cost of emission certificates	155,201	364,680	(57.4%)
Store operating expenses	549,379	1,298,319	(57.7%)
General and administrative expenses	206,393	320,385	(35.6%)
Loss from disposal of non-strategic assets	786	-	100.0%
Operating loss	$(78,956)	$(185,573)	(57.5%)

Revenue. Revenue decreased $965,008 or (53.7%) to $832,803 for the three month period ended March 31, 2015 compared to $1,797,811 for the three month period ended March 31, 2014. The $965,008 decrease in revenue was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $956,764 in revenue for the three months ended March 31, 2015 compared to March 31, 2014. The remainder of the decrease in revenue over the comparable period was due to a decrease in same store revenue of $8,244 or (1.0%) during the three months ended March 31, 2015.

Cost of emission certificates. Cost of emission certificates decreased $209,479 or (57.4%) for the three month period ended March 31, 2015 and was $155,201, or 18.6% of revenues, compared to $364,680, or 20.3% of revenues, for the three month period ended March 31, 2014. The $209,479 decrease in cost of emission certificates was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The decrease in cost of emission certificates percentage over the comparable period was due primarily to the sale of six and closing of one Texas stores during 2014 where cost of emission certificates was approximately 34% of revenue.

Store operating expenses. Store operating expenses decreased $748,940 or (57.7%) for the three month period ended March 31, 2015 and was $549,379, or 66.0% of revenues, compared to $1,298,319, or 72.2% of revenues, for the three month period ended March 31, 2014. The $748,940 decrease in store operating expenses was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $710,398 in store operating expenses for the three months ended March 31, 2015 compared to March 31, 2014. The remainder of the decrease in store operating expenses over the comparable period was due to a decrease in same store operating expenses of $38,542 or (6.6%) during the three months ended March 31, 2015.  Same store operating expenses decreased during the three months ended March 31, 2015 primarily due to declines in wages, bonus expenses and payroll taxes of $28,270, $6,713 and $4,918, respectively.

General and administrative expenses. Our general and administrative expenses decreased $113,992 or 35.6% to $206,393 for the three month period ended March 31, 2015 from $320,385 for the three month period ended March 31, 2014. The decrease in general and administrative expenses during the three month period March 31, 2015 was primarily due to decreases of $59,368 in employee compensation, $28,059 in finance charges associated with our line of credit facility with TCA and $21,045 in shareholder related expenses.

Operating loss. Our operating loss decreased by $106,617 in the three month period ended March 31, 2015 and was $78,956 compared to an operating loss of $185,573 in the three month period ended March 31, 2014. The decrease in our operating loss was primarily due to the decrease in general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Operating loss	$(78,956)	$(185,573)
Interest income	755	1,600
Interest expense	(34,395)	(57,647)
Net loss	$(112,596)	$(241,620)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	108,964,225	49,706,270

The Company incurred net interest expense of $33,640 and $56,047 during the three month periods ended March 31, 2015 and 2014, respectively.  The decrease of $22,407 in net interest expense during the quarter ended March 31, 2015, compared to 2014, was primarily the result of a decrease of $29,987 in the amortization of loan origination costs associated with line of credit.

Net loss and basic and diluted loss per common share. Net loss was ($112,596) and ($241,620) in the three month periods ended March 31, 2015 and 2014, respectively. Basic and diluted net loss per share was ($0.00) and ($0.00) in the three month periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $21,729 during the three months ended March 31, 2015, primarily due to  cash used  in operations while our total liabilities increased by $24,624. Our total liabilities increased mainly due to a $35,134 increase in our accounts payable partially offset by an $8,610 decrease in our total capital lease obligations. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2015.

As described above, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  However, on December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  For the three months ended March 31, 2015, our net cash used in operating activities was $37,127.  At July 10, 2015, our cash balances were approximately $47,000.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the three months ended March 31, 2015, our net cash used in operating activities was $37,127 compared to net cash provided by operating activities of $3,898 in the three months ended March 31, 2014. Negative operating cash flows during the three months ended March 31, 2015 were primarily created by a $112,596 operating loss partially offset by a $27,332 increase in accounts payable and accrued liabilities, a $22,784 decrease in other current assets plus depreciation and amortization of $20,971.

Positive operating cash flows during the three months ended March 31, 2014 were primarily created by a $98,350 increase in accounts payable and accrued liabilities, depreciation and amortization of $77,465 and a decrease in other current assets of $33,573 reduced by a net loss of $241,620.

Sources and Uses of Cash

Net cash provided by investing activities was $19,083 for the three months ended March 31, 2015 compared to net cash provided by investing activities of $16,877 for the three months ended March 31, 2014. The net cash provided by investing activities during the three months ended March 31, 2015 was primarily the result of $18,208 in proceeds from notes receivable reduced by $2,125 used for purchases of property and equipment. The net cash provided by investing activities during the three months ended March 31, 2014 was the result of $18,000 in proceeds from notes receivable reduced by $1,123 used for purchases of property and equipment.

Net cash used in financing activities was $3,685 and $32,385 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we had net proceeds of $8,544 from notes payable reduced by principal payments of $3,619 and $8,610 on equipment financing obligations and capital leases, respectively.  During the three months ended March 31, 2014, we made net payments of $141,775 on our line of credit and principal payments of $3,602 and $6,961 on equipment financing obligations and capital leases, respectively.  Additionally, we issued 22,429,059 shares of our common stock to retire debt of $119,953.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the notes to the Condensed Consolidated Financial Statements. *

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: July 17, 2015	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)

Date: July 17, 2015	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
Acting Chief Financial Officer (Principal Financial Officer)