Form 10-Q
period 2015-06-30
SPEEDEMISSIONS INC
filed 2015-10-28
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-49688

Speedemissions, Inc.
(Exact name of registrant as specified in its charter)

Florida	33-0961488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Tyrone Road Suite 710 Tyrone, GA	30290
(Address of principal executive offices)	(Zip Code)

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

As of October 23, 2015, there were 108,964,225 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$127,150	$21,729
Notes receivable – current portion	18,343	41,679
Certificate and merchandise inventory	7,453	11,183
Other current assets	44,975	83,845
Total current assets	197,921	158,436
Notes receivable, net of current portion	48,483	52,974
Property and equipment, net	113,125	156,451
Goodwill	390,985	390,985
Other assets	70,310	69,600
Total assets	$820,824	$828,446
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$22,620	$-
Notes payable	381,246	190,956
Accounts payable	785,306	696,192
Accrued liabilities	343,989	270,835
Current portion - capitalized lease obligations	39,998	25,845
Current portion - equipment financing obligations	2,770	10,292
Current portion – deferred rent	6,068	6,068
Total current liabilities	1,581,997	1,200,188
Capitalized lease obligations, net of current portion	3,650	35,396
Deferred rent	47,633	45,890
Other long term liabilities	14,709	14,709
Total liabilities	1,647,989	1,296,183
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,038,914 issued, with 108,964,225 shares outstanding at June 30, 2015 and December 31, 2014	110,969	110,969
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,677,331)	(21,317,903)
Total shareholders’ deficit	(5,406,511)	(5,047,083)
Total liabilities and shareholders’ deficit	$820,824	$828,446

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue	$794,860	$1,600,643	$1,627,664	$3,398,453
Costs of operations:
Cost of emission certificates	148,449	310,832	303,651	675,512
Store operating expenses	565,160	1,234,321	1,114,539	2,532,639
General and administrative expenses	261,068	286,571	467,461	606,956
(Gain) loss on sale of non-strategic assets	-	(200,728)	786	(200,728)
Goodwill impairment expense	-	365,378	-	365,378
Operating loss	(179,817)	(395,731)	(258,773)	(581,304)
Interest income (expense)
Interest income	755	1,005	1,510	2,605
Interest expense	(67,770)	(58,516)	(102,165)	(116,163)
Interest expense, net	(67,015)	(57,511)	(100,655)	(113,558)
Net loss	$(246,832)	$(453,242)	$(359,428)	$(694,862)
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	108,964,225	77,303,463	108,964,225	63,581,102

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(359,428)	$(694,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,169	151,657
Goodwill impairment expense	-	365,378
Loss (gain) on sale of non-strategic assets	786	(200,728)
Stock issued for services	-	14,220
Share based compensation	-	15,000
Changes in operating assets and liabilities:
Certificate and merchandise inventory	3,730	2,683
Other current assets	38,871	63,210
Other assets	(2,220)	(7,954)
Accounts payable and accrued liabilities	162,268	41,851
Other liabilities	1,743	14,680
Net cash used in operating activities	(115,081)	(234,865)
Cash flows from investing activities:
Proceeds from notes receivable	31,832	26,000
Proceeds from asset sales	3,000	157,500
Purchases of property and equipment	(2,125)	(1,123)
Net cash provided by investing activities	32,707	182,377
Cash flows from financing activities:
Stock issued for debt	-	203,279
Proceeds from line of credit	29,000	767,759
Payments on line of credit	(6,380)	(1,030,855)
Proceeds from notes payable	438,148	125,000
Payments on notes payable	(247,858)	(13,971)
Payments on equipment financing obligations	(7,522)	(4,210)
Payments on capitalized leases	(17,593)	(14,541)
Net cash provided by financing activities	187,795	32,461
Net increase (decrease) in cash	105,421	(20,027)
Cash at beginning of period	21,729	65,854
Cash at end of period	$127,150	$45,827
Supplemental Information:
Cash paid during the period for interest	$102,165	$116,163
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$2,496	$60,000

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

June 30, 2015
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,677,331 at June 30, 2015 compared to an accumulated deficit of $21,317,903 at December 31, 2014. We had a working capital deficit of $1,384,076 at June 30, 2015 compared to a working capital deficit of $1,041,752 at December 31, 2014.

Our revenues for the six-months ended June 30, 2015 and the fiscal years ended December 31, 2014 and 2013 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for the six-months ended June 30, 2015 and for the fiscal years ended December 31, 2014 and 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

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

  On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company will make six monthly payments averaging $3,160 each which yields an effective annual interest rate of 39.6%.  As the Company repays the initial loan, it can borrow new funds which would create a new six-month payment cycle on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  At October 23, 2015, the outstanding balance on our revolving loan facility was approximately $2,800 and our cash balances were approximately $11,000.

 During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At June 30, 2015, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the years ended December 2014 and 2013, as well as the six-months ended June 30, 2015, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2014 and 2013, as well as the six-months ended June 30, 2015, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.  Additionally, since April 1, 2015, we have been unable to make required payments to the federal government for payroll taxes withheld from employee payrolls and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.  As of October 23, 2015, we owed approximately $198,000 and $33,000 to the federal and Georgia state governments, respectively, including penalties and interest for non-payment of payroll taxes and sales taxes for the quarter ended June 30, 2015.  We proposed a payment plan to the federal government and made a $10,000 payment on September 30, 2015, but have not reached an agreed payment schedule as of the date of this report.  We reached a payment agreement with the state of Georgia on the quarter ended June 30, 2015, which requires four monthly payments of approximately $5,000 each, our first payment was made, in accordance with the agreement, on September 28, 2015.  We have to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we are uncertain if we will have funds available to make this payment on time.

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

Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of June 30, 2015, the Company operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Auto Emissions Express (Atlanta, Georgia); and Just Emissions (Salt Lake City, Utah). The Company also operates three mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these three regions and has one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of June 30, 2015, we have sold no franchises.

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

Note 4: Inventory

Inventory at June 30, 2015 consisted of certificate and merchandise inventory and was $6,323 and $1,130, respectively. Inventory at December 31, 2014 consisted of certificate and merchandise inventory and was $10,193 and $990, respectively.

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

The balance of notes receivable was $66,826 and $94,653 at June 30, 2015 and December 31, 2014, respectively.

Note 6: Property and Equipment

Property and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Buildings	$30,754	$30,754
Emission testing and safety inspection equipment	950,595	957,035
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	20,291	26,827
Leasehold improvements	158,757	158,757
	1,216,723	1,229,699
Less: accumulated depreciation and amortization	1,103,598	1,073,248
	$113,125	$156,451

 Note 7: Accrued Liabilities

Accrued liabilities at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Professional fees	$56,042	$86,640
Accrued payroll	168,258	42,459
Accrued property taxes	72,836	79,585
Other	46,853	62,151
	$343,989	$270,835

Note 8: Equipment Financing Agreements

The balance outstanding under equipment financing agreements as of June 30, 2015 and December 31, 2014 was $2,770 and $10,292, respectively.

 Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014. In consideration for the 2014 date extension, the Company issued 800,000 shares of its common stock to GCA on August 14, 2014 and expensed the agreed value of the shares, or $20,000, during the quarter ended September 30, 2014. The Note had a balance due of $60,000 on June 30, 2015 and December 31, 2014.

Promissory Note Agreements

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.  The Note had a balance due of $16,667 and $33,333 on June 30, 2015 and December 31, 2014, respectively.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had principal balance due of $20,000 on June 30, 2015 and December 31, 2014.

Daily Payment Note Agreements

On May 30, 2014, the Company entered into a repayment agreement with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the agreement, TVT was authorized to make daily bank debits of $1,099 on each available banking day during the term of the agreement which represented a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company recorded as interest expense, representing a total amount of $149,000 by April 30, 2015. Under the terms of the amended agreement, TVT was authorized to make daily bank debits of $1,199 on each available banking day during the term of the agreement. The Company repaid the remaining balance on May 1, 2015 and, as a result, there was no outstanding balance as of June 30, 2015. The agreement had a balance due of $37,894 on December 31, 2014.

On October 24, 2014, the Company entered into a merchant sales agreement with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $72,000 by March 2, 2015. Under the terms of the agreement, EN was authorized to make daily bank debits of $1,000 on each available banking day during the term of the agreement which represented a fee rate of 44.0%. The Company repaid the remaining balance on March 2, 2015 and, as a result, there was no outstanding balance as of June 30, 2015. The agreement had a balance due of $21,528 on December 31, 2014.

On November 18, 2014, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $875 on each available banking day during the term of the agreement which represented a fee rate of 25.0%. The Company repaid the remaining balance on January 22, 2015 and, as a result, there was no outstanding balance of June 30, 2015. The agreement had a balance due of $18,200 on December 31, 2014.

On January 19, 2015, the Company entered into another revenue-based factoring agreement SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $75,000 by May 1, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 25.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of June 30, 2015.

On March 6, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of June 30, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  The agreement had a balance due of $46,419 on June 30, 2015.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The agreement had a balance due of $238,160 on June 30, 2015.

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

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement and was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.

As previously discussed, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company will make six monthly payments averaging $3,160 each which yields an effective annual interest rate of 39.6%.  As the Company repays the initial loan, it can borrow new funds which create a new six month payment cycle comprised of the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  The revolving loan agreement had a balance due of $22,620 on June 30, 2015.

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

The following table sets forth the computation for basic and diluted net loss per share for the three and six-month periods ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net loss (A)	$(246,832)	$(453,242)	$(359,428)	$(694,862)

Weighted average common shares - basic (B)	108,964,225	77,303,463	108,964,225	63,581,102
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	108,964,225	77,303,463	108,964,225	63,581,102
Net loss per share - basic (A/B)	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

(1)
As a result of the Company’s net loss for the three and six-month periods ended June 30, 2015 and 2014, aggregate Common Stock Equivalents of 431,000 and 431,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six-month periods ended June 30, 2015 and 2014, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and six-month periods ended June 30, 2015 and 2014, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six-month periods ended June 30, 2015 and 2014. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2015 and December 31, 2014. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three or six month period ended June 30, 2015.  The Company had 108,964,225 common shares outstanding as of June 30, 2015.

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

Share-based compensation expense was $0 during the three months ended June 30, 2015 and 2014 and $0 and $42,105 during the six months ended June 30, 2015 and 2014, respectively. Share-based compensation, when recorded, is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the six-month period ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2014	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at June 30, 2015	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2015 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options during the six months ended June 30, 2015.

As of June 30, 2015, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the six months ended June 30, 2015 and 2014.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of June 30, 2015 and December 31, 2014. There were no options granted under these plans during the six-month period ended June 30, 2015. There were no options exercised during the six-month periods ended June 30, 2015 and 2014.

Stock Warrants

There were 372,000 common stock warrants outstanding as of June 30, 2015, and there were no warrants granted or exercised during the six-month period ended June 30, 2015.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three- and six-month periods ended June 30, 2015 and 2014 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2015 and 2014

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 were as follows:

	Three Months Ended June 30		Percentage
	2015	2014	Change
Revenue	$794,860	$1,600,643	(50.3%)
Cost of emission certificates	148,449	310,832	(52.2%)
Store operating expenses	565,160	1,234,321	(54.2%)
General and administrative expenses	261,068	286,571	(8.9%)
Gain from sale of non-strategic assets	-	(200,728)	(100.0%)
Goodwill impairment expense	-	365,378	(100.0%)
Operating loss	$(179,817)	$(395,731)	(54.6%)

Revenue. Revenue decreased $805,783, or 50.3%, to $794,860 in the three-month period ended June 30, 2015 compared to $1,600,643 in the three month period ended June 30, 2014. The $805,783 decrease in revenue was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $753,659 in revenue for the three months ended June 30, 2015 compared to June 30, 2014. The remainder of the decrease in revenue over the comparable period was due to a decrease in same store revenue of $52,124 or 6.2% during the three months ended June 30, 2015.

 Cost of emission certificates. Cost of emission certificates decreased $162,383, or 52.2%, in the three month period ended June 30, 2015 and was $148,449, or 18.7% of revenues, compared to $310,832, or 19.4% of revenues, in the three month period ended June 30, 2014. The $162,383 decrease in cost of emission certificates was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The decrease in cost of emission certificates percentage over the comparable period was due primarily to the sale of six and closing of one Texas stores during 2014 where cost of emission certificates was approximately 34% of revenue.

Store operating expenses. Store operating expenses decreased $669,161 or 54.2%, in the three-month period ended June 30, 2015 and was $565,160, or 77.1% of revenues, compared to $1,234,321, also 77.1% of revenues, in the three month period ended June 30, 2014. The $669,161 decrease in store operating expenses was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $585,847 in store operating expenses for the three months ended June 30, 2015 compared to June 30, 2014. The remainder of the decrease in store operating expenses over the comparable period was due to a decrease in same store operating expenses of $83,314 or (13.2%) during the three months ended June 30, 2015.  Same store operating expenses decreased during the three months ended June 30, 2015 primarily due to declines in wages, telephone expenses and bonus expenses of $41,761, $11,298 and $7,164, respectively.

General and administrative expenses. Our general and administrative expenses decreased $25,503 or 8.9% to $261,068 in the three month period ended June 30, 2015 from $286,571 in the three month period ended June 30, 2014. The decrease in general and administrative expenses during the three month period June 30, 2015 was primarily due to decreases of $42,450 in employee compensation, $10,627 in shareholder related expenses,$8,805 in rent on the corporate office and $7,500 in professional fees, partially offset by an increase of $42,070 in legal and accounting fees.

Gain from disposal of non-strategic assets. During the three months ended June 30, 2015, we recorded no asset sales. During the three months ended June 30, 2014, we sold the assets comprising six of our Texas stores for a combined amount of $220,000.  We received $152,500 cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest. The net book value of the assets sold was $19,272 resulting in a recorded gain of $200,728 on the asset sale.

Goodwill impairment expense. We determined that goodwill was not impaired as of June 30, 2015.  We determined that goodwill recorded from the acquisition of the following business was impaired as of June 30, 2014.

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

            Operating loss. Our operating loss decreased by $215,915 in the three-month period ended June 30, 2015 and was ($179,817) compared to an operating loss of ($395,731) in the three month period ended June 30, 2014. The decrease in our operating loss was primarily due to the net effect of goodwill impairment expense of $365,378 reduced by a gain of $200,728 from the sale of non-strategic assets, both occurring in the three months ended June 30, 2014.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three-month period ended June 30, 2015 as compared to the three month period ended June 30, 2014 is as follows:

	Three Months Ended June 30,
	2015	2014
Operating loss	$(179,817)	$(395,731)
Interest income	755	1,005
Interest expense	(67,770)	(58,516)
Net loss	$(246,832)	$(453,242)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	108,964,225	77,303,463

The Company incurred net interest expense of $67,015 and $57,511 during the three month periods ended June 30, 2015 and 2014, respectively.  The increase of $9,504 in net interest expense during the quarter ended June 30, 2015, compared to 2014, was primarily the result of increased interest costs associated with the daily pay agreement loans.

Net loss and basic and diluted loss per share. Net loss was ($246,832) and ($453,242) in the three month period ended June 30, 2015 and 2014, respectively. Basic and diluted net loss per share was ($0.00) and ($0.01) in the three month periods ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 and 2014

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 were as follows:
	Six Months Ended June 30		Percentage Change
	2015	2014
Revenue	$1,627,664	$3,398,453	(52.1%)
Cost of emission certificates	303,651	675,512	(55.0%)
Store operating expenses	1,114,539	2,532,639	(56.0%)
General and administrative expenses	467,461	606,956	(23.0%)
Loss (gain) from sale of non-strategic assets	786	(200,728)	(100.4%)
Goodwill Impairment expense	-	365,378	(100.0%)
Operating loss	$(258,773)	$(581,304)	(55.5%)

Revenue. Revenue decreased $1,770,789, or 52.1%, to $1,627,664 in the six-month period ended June 30, 2015 compared to $3,398,453 in the six-month period ended June 30, 2014. The $1,770,789 decrease in revenue was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $1,710,422 in revenue for the six months ended June 30, 2015 compared to June 30, 2014. The remainder of the decrease in revenue over the comparable period was due to a decrease in same store revenue of $60,367 or 3.6% during the six months ended June 30, 2015.

Cost of emission certificates. Cost of emission certificates decreased $371,861 or 55.0%, in the six-month period ended June 30, 2015 and was $303,651, or 18.7% of revenues, compared to $675,512, or 19.9% of revenues, in the six-month period ended June 30, 2014. The $371,861 decrease in cost of emission certificates was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The decrease in cost of emission certificates percentage over the comparable period was due primarily to the sale of six and closing of one Texas stores during 2014 where cost of emission certificates was approximately 34% of revenue.

Store operating expenses. Store operating expenses decreased $1,418,100 or 56.0%, in the six-month period ended June 30, 2015 and was $1,114,539, or 68.5% of revenues, compared to $2,532,639, or 74.5% of revenues, in the six-month period ended June 30, 2014. The $1,418,100 decrease in store operating expenses was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $1,296,225 in store operating expenses for the six months ended June 30, 2015 compared to June 30, 2014. The remainder of the decrease in store operating expenses over the comparable period was due to a decrease in same store operating expenses of $121,875 or 10.1% during the six months ended June 30, 2015.  Same store operating expenses decreased during the six months ended June 30, 2015 primarily due to declines in wages, bonus expenses, telephone expenses and payroll taxes of $70,050, $13,877, $12,681 and $6,795, respectively.

General and administrative expenses. Our general and administrative expenses decreased $139,495, or 23.0%, to $467,461 in the six-month period ended June 30, 2015 from $606,956 in the six-month period ended June 30, 2014. The decrease in general and administrative expenses during the six month period ending June 30, 2015 was primarily due to decreases of $79,952 in employee compensation, $34,062 in finance charges, $31,673 in shareholder related expenses and $17,610 in rent on the corporate office, partially offset by an increase of $67,838 in legal and accounting fees.

Gain from sale of non-strategic assets. During the six months ended June 30, 2015, we recorded a loss of $786 from asset sales. During the six months ended June 30, 2014, we sold the assets comprising six of our Texas stores for a combined amount of $220,000.  We received $152,500 cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest. The net book value of the assets sold was $19,272 resulting in a recorded gain of $200,728 on the asset sale.

Goodwill impairment expense. We determined that goodwill was not impaired as of June 30, 2015.  We determined that goodwill recorded from the acquisition of the following business was impaired as of June 30, 2014.

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

Operating loss. Our operating loss decreased by $322,531 in the six-month period ended June 30, 2015 and was ($258,773) compared to an operating loss of ($581,304) in the six-month period ended June 30, 2014. The decrease in our operating loss was primarily due to the net effect of goodwill impairment expense of $365,378 reduced by a gain of $200,728 from the sale of non-strategic assets, both occurring in the six months ended June 30, 2014, plus the decrease in general and administrative expenses during the six months ended June 30, 2015.

 Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014 are as follows:
	Six Months Ended June 30,
	2015	2014
Operating loss	$(258,773)	$(581,304)
Interest income	1,510	2,605
Interest expense	(102,165)	(116,163)
Net loss	$(359,428)	$(694,862)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	108,964,225	63,581,102

The Company incurred net interest expense of $100,655 and $113,558 during the six-month periods ended June 30, 2015 and 2014, respectively.  The decrease of $12,903 in net interest expense during the six months ended June 30, 2015, compared to 2014, was primarily the result of a decrease in the amortization of loan origination costs associated with our line of credit.

Net loss and basic and diluted net loss per share. Net loss was ($359,428) and ($694,862) in the six-month periods ended June 30, 2015 and 2014, respectively. Basic and diluted net loss per share was ($0.00) and ($0.01) in the six month periods ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $105,421 during the six months ended June 30, 2015, primarily due to net cash provided by financing activities while our total liabilities increased by $351,806. Our total liabilities increased primarily due to increases of $190,290 in notes payable, $89,114 in accounts payable and $73,154 in accrued liabilities. Net cash used in operating activities was $115,081 during the six months ended June 30, 2015.  We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2015.

As described previously, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  However, on December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement.  Due to the Company’s financial position, it must rely primarily on cash flow from operations to fund working capital needs.  For the six months ended June 30, 2015, our net cash used in operating activities was $115,081.  October 23, 2015, the outstanding balance on our revolving loan facility was approximately $2,800 and our cash balances were approximately $11,000.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the six months ended June 30, 2015, our net cash used in operating activities was $115,081 compared to net used in operating activities was $234,865 in the six months ended June 30, 2014. Negative operating cash flows during the six months ended June 30, 2015 were primarily created by a $359,428 operating loss partially offset by a $162,268 increase in accounts payable and accrued liabilities, a $38,871 decrease in other current assets plus depreciation and amortization of $39,169.

Negative operating cash flows during the six months ended June 30, 2014 were primarily created by a net loss of $694,862 and a $200,728 gain on sale of non-strategic assets reduced by goodwill impairment expense of $365,378, depreciation and amortization of $151,657, a decrease in other assets of $63,210 and an increase of $41,851 in accounts payable and accrued liabilities.

Sources and Uses of Cash

Net cash provided by investing activities was $32,707 for the six months ended June 30, 2015 compared to net cash provided by investing activities of $182,377 for the six months ended June 30, 2014. The net cash provided by investing activities during the six months ended June 30, 2015 was primarily the result of $31,832 in proceeds from notes receivable. The net cash provided by investing activities during the six months ended June 30, 2014 was related to proceeds from non-strategic asset sales of $157,500 and proceeds from a notes receivable of $26,000.

Net cash provided by financing activities for the six months ended June 30, 2015 was $187,795 compared to net cash provided by financing activities of $32,461 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we had net proceeds of $190,280 from notes payable reduced by principal payments of $7,522 and $17,593 on equipment financing obligations and capital leases, respectively. During the six months ended June 30, 2014, we issued 52,108,059 shares of our common stock in exchange for $203,279 of vendor debt and received $125,000 from an increase in notes payable.  We made a net reduction of $263,096 in our line of credit and made principal payments of $13,971 and $14,541 on notes payable and capital leases, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: October 28, 2015	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2015	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri