Form 10-Q
period 2015-09-30
SPEEDEMISSIONS INC
filed 2015-11-13
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

Form 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-49688
_____________________

Speedemissions, Inc.
(Exact name of registrant as specified in its charter)
_____________________

Florida	33-0961488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 Tyrone Road Suite 710 Tyrone, GA	30290
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (770) 306-7667
_____________________

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

As of November 6, 2015, there were 108,964,225 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$8,598	$21,729
Notes receivable – current portion	17,511	41,679
Certificate and merchandise inventory	8,939	11,183
Other current assets	28,772	83,845
Total current assets	63,820	158,436
Notes receivable, net of current portion	46,239	52,974
Property and equipment, net	95,645	156,451
Goodwill	390,985	390,985
Other assets	70,310	69,600
Total assets	$666,999	$828,446

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$7,790	$-
Notes payable	263,852	190,956
Accounts payable	741,353	696,192
Accrued liabilities	444,253	270,835
Current portion - capitalized lease obligations	34,276	25,845
Current portion - equipment financing obligations	-	10,292
Current portion – deferred rent	6,068	6,068
Total current liabilities	1,497,592	1,200,188
Capitalized lease obligations, net of current portion	-	35,396
Deferred rent	42,879	45,890
Other long term liabilities	14,709	14,709
Total liabilities	1,555,180	1,296,183
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,038,914 issued, with 108,964,225 shares outstanding at September 30, 2015 and December 31, 2014	110,969	110,969
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,738,347)	(21,317,903)
Total shareholders’ deficit	(5,467,527)	(5,047,083)
Total liabilities and shareholders’ deficit	$666,999	$828,446

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$846,082	$1,283,353	$2,473,746	$4,681,812
Costs of operations:
Cost of emission certificates	150,543	214,601	454,193	890,113
Store operating expenses	533,808	835,646	1,648,347	3,368,284
General and administrative expenses	180,068	175,428	647,529	782,384
(Gain) loss on sale of non-strategic assets	(500)	(14,220)	286	(214,948)
Goodwill impairment expense	-	-	-	365,378
Operating (loss) income	(17,837)	71,898	(276,609)	(509,399)
Interest income (expense)
Interest income	755	755	2,265	3,359
Interest expense	(43,934)	(98,776)	(146,100)	(214,939)
Interest expense, net	(43,179)	(98,021)	(143,835)	(211,580)
Net loss	$(61,016)	$(26,123)	$(420,444)	$(720,979)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	108,964,225	105,173,805	108,964,225	77,597,691

See accompanying notes to consolidated financial statements.

 Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(420,444)	$(720,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,650	217,249
Goodwill impairment expense	-	365,378
Loss (gain) on sale of non-strategic assets	286	(214,948)
Stock issued for services	-	60,250
Share-based compensation	-	15,000
Changes in operating assets and liabilities:
Certificate and merchandise inventory	2,243	14,925
Other current assets	55,073	103,949
Other assets	(2,975)	26,996
Accounts payable and accrued liabilities	218,579	(84,645)
Other liabilities	(3,011)	(67,393)
Net cash used in operating activities	(93,599)	(284,218)
Cash flows from investing activities:
Proceeds from notes receivable	35,664	46,821
Proceeds from asset sales	3,500	161,327
Purchases of property and equipment	(2,125)	(2,464)
Net cash provided by investing activities	37,039	205,684
Cash flows from financing activities:
Stock issued for debt	-	197,348
Proceeds from line of credit	29,000	804,470
Payments on line of credit	(21,210)	(1,030,854)
Proceeds from notes payable	438,148	192,077
Payments on notes payable	(365,252)	(69,123)
Payments on equipment financing obligations	(10,292)	(8,806)
Payments on capitalized leases	(26,965)	(21,557)
Net cash provided by financing activities	43,429	63,555
Net decrease in cash	(13,131)	(14,979)
Cash at beginning of period	21,729	65,854
Cash at end of period	$8,598	$50,875
Supplemental Information:
Cash paid during the period for interest	$146,100	$214,939
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$2,496	$67,500

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

September 30, 2015
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,738,347 at September 30, 2015 compared to an accumulated deficit of $21,317,903 at December 31, 2014. We had a working capital deficit of $1,433,772 at September 30, 2015 compared to a working capital deficit of $1,041,752 at December 31, 2014.

Our revenues for the nine-months ended September 30, 2015 and the fiscal years ended December 31, 2014 and 2013 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. As a result, our revenues during this period have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

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

  On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  At November 6, 2015, the outstanding balance on our revolving loan facility was approximately $18,000 and our cash balances were approximately $12,000.

 During the prior two years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At September 30, 2015, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the years ended December 2014 and 2013, as well as the nine-months ended September 30, 2015, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Due to insufficient cash flow from operations and borrowing limitations under our line of credit facility during this period, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.  Additionally, since April 1, 2015, we have been unable to make required payments to the federal government for payroll taxes withheld from employee payrolls and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.  As of November 6, 2015, we owed approximately $188,000 and $28,000 to the federal and Georgia state governments, respectively, including penalties and interest for non-payment of payroll taxes and sales taxes for the quarter ended June 30, 2015 and payroll taxes for the quarter ended September 30, 2015.  We proposed a payment plan to the federal government and made $10,000 payments on September 30, 2015 and October 29, 2015, but we have not reached an agreed payment schedule as of the date of this report.  We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which requires four monthly payments of approximately $5,000 each. Our first payment was made in accordance with the agreement on September 28, 2015 and our second payment was made, timely, on October 27, 2015.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we have been unable to make this payment to the state of Georgia and are subject to late payment penalties, in addition to interest until the delinquent taxes are paid.

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

Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of September 30, 2015, the Company operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions (Atlanta, Georgia and St. Louis, Missouri); Auto Emissions Express (Atlanta, Georgia); and Just Emissions (Salt Lake City, Utah). The Company also operates three mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these three regions and has one reportable segment.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. We purchase or lease these computerized testing systems from state approved equipment vendors. Our revenues are mainly generated from the testing or inspection fees charged to the registered owner of the vehicle. As a service to our customers, we also sell automotive parts and supplies such as windshield wipers, taillight bulbs and gas caps at select locations.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we will franchise our vehicle emissions and safety inspections store model. Franchises will be available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. We believe that the franchising vehicle will increase our retail store presence. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of September 30, 2015, we have sold no franchises.

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

Note 4: Inventory

Inventory at September 30, 2015 consisted of certificate and merchandise inventory and was $5,622 and $3,317, respectively. Inventory at December 31, 2014 consisted of certificate and merchandise inventory and was $10,193 and $990, respectively.

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

The balance of notes receivable was $63,750 and $94,653 at September 30, 2015 and December 31, 2014, respectively.

Note 6: Property and Equipment

Property and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Buildings	$30,754	$30,754
Emission testing and safety inspection equipment	950,595	957,035
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	26,827
Leasehold improvements	158,757	158,757
	1,215,788	1,229,699
Less: accumulated depreciation and amortization	1,120,143	1,073,248
	$95,645	$156,451

Note 7: Accrued Liabilities

Accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Professional fees	$57,937	$86,640
Accrued payroll	242,509	42,459
Accrued property taxes	73,759	79,585
Other	70,048	62,151
	$444,253	$270,835

Accrued payroll at September 30, 2015 includes past due payroll tax and sales tax payments, including related penalties and interest, due to the federal and the Georgia state governments in the approximate amounts of $173,000 and $26,000, respectively. See Note 1 Going concern for additional information.

Note 8: Equipment Financing Agreements

There was no balance outstanding under equipment financing agreements as of September 30, 2015.  The balance outstanding under equipment financing agreements as of December 31, 2014 was $10,292.

 Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014. In consideration for the 2014 date extension, the Company issued 800,000 shares of its common stock to GCA on August 14, 2014 and expensed the agreed value of the shares, or $20,000, during the quarter ended September 30, 2014. The Note had a balance due of $60,000 on September 30, 2015 and December 31, 2014.

Promissory Note Agreements

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.  The Note had a balance due of $8,334 and $33,333 on September 30, 2015 and December 31, 2014, respectively.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had principal balance due of $20,000 on September 30, 2015 and December 31, 2014.

Daily Payment Note Agreements

On May 30, 2014, the Company entered into a repayment agreement with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the agreement, TVT was authorized to make daily bank debits of $1,099 on each available banking day during the term of the agreement which represented a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company recorded as interest expense, representing a total amount of $149,000 by April 30, 2015. Under the terms of the amended agreement, TVT was authorized to make daily bank debits of $1,199 on each available banking day during the term of the agreement. The Company repaid the remaining balance on May 1, 2015 and, as a result, there was no outstanding balance as of September 30, 2015. The agreement had a balance due of $37,894 on December 31, 2014.

On October 24, 2014, the Company entered into a merchant sales agreement with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $72,000 by March 2, 2015. Under the terms of the agreement, EN was authorized to make daily bank debits of $1,000 on each available banking day during the term of the agreement which represented a fee rate of 44.0%. The Company repaid the remaining balance on March 2, 2015 and, as a result, there was no outstanding balance as of September 30, 2015. The agreement had a balance due of $21,528 on December 31, 2014.

On November 18, 2014, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $875 on each available banking day during the term of the agreement which represented a fee rate of 25.0%. The Company repaid the remaining balance on January 22, 2015 and, as a result, there was no outstanding balance of September 30, 2015. The agreement had a balance due of $18,200 on December 31, 2014.

On January 19, 2015, the Company entered into another revenue-based factoring agreement SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $75,000 by May 1, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 25.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of September 30, 2015.

On March 6, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of September 30, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.   The agreement had a balance due of $14,318 on September 30, 2015.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The agreement had a balance due of $161,200 on September 30, 2015.

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

As previously discussed, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  The revolving loan agreement had a balance due of $7,790 on September 30, 2015.

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

The following table sets forth the computation for basic and diluted net loss per share for the three and nine month periods ended September 30, 2015, and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss (A)	$(61,016)	$(26,123)	$(420,444)	$(720,979)

Weighted average common shares - basic (B)	108,964,225	105,173,805	108,964,225	77,597,691
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	108,964,225	105,173,805	108,964,225	77,597,691
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

(1)
As a result of the Company’s net loss for the three and nine-month periods ended September 30, 2015 and 2014, aggregate Common Stock Equivalents of 431,000 and 431,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine-month periods ended September 30, 2015 and 2014, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three and nine-month periods ended September 30, 2015 and 2014, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine-month periods ended September 30, 2015 and 2014. These Common Stock Equivalents could be dilutive in future periods.

Note 11: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2015 and December 31, 2014. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three or nine month periods ended September 30, 2015.  The Company had 108,964,225 common shares outstanding as of September 30, 2015.

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

Share-based compensation expense was $0 during the three months ended September 30, 2015 and 2014 and $0 and $15,000 during the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation, when recorded, is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the nine-month period ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2014	59,000	$0.61
Granted	—	—	—
Expired	—	—
Options outstanding at September 30, 2015	59,000	$0.61

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2015 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options during the nine months ended September 30, 2015.

As of September 30, 2015, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the nine months ended September 30, 2015 and 2014.

There were 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of September 30, 2015 and December 31, 2014. There were no options granted under these plans during the nine-month period ended September 30, 2015. There were no options exercised during the nine-month periods ended September 30, 2015 and 2014.

Stock Warrants

There were 372,000 common stock warrants outstanding as of September 30, 2015, and there were no warrants granted or exercised during the nine-month period ended September 30, 2015.

Note 13: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2015, and 2014 as the Company has sufficient net operating loss carry forwards to offset future taxable income.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2015, and 2014

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of assets and operating loss for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were as follows:

	Three Months Ended September 30,		Percentage
	2015	2014	Change
Revenue	$846,082	$1,283,353	(34.1%)
Cost of emission certificates	150,543	214,601	(29.8%)
Store operating expenses	533,808	835,646	(36.1%)
General and administrative expenses	180,068	175,428	2.6%
Gain from sale of non-strategic assets	(500)	(14,220)	(96.5%)
Operating income (loss)	$(17,837)	$71,898	(124.8%)

Revenue. Revenue decreased $437,271, or 34.1%, to $846,082 in the three-month period ended September 30, 2015, compared to $1,283,353 in the three month period ended September 30, 2014. The $437,271 decrease in revenue was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $419,595 in revenue for the three months ended September 30, 2015 compared to September 30, 2014. The remainder of the decrease in revenue over the comparable period was due to a decrease in same store revenue of $17,676, or 2.0%, during the three months ended September 30, 2015.

Cost of emission certificates. Cost of emission certificates decreased $64,058, or 29.8%, in the three month period ended September 30, 2015, and was $150,543, or 17.8% of revenues, compared to $214,601, or 16.7% of revenues, in the three month period ended September 30, 2014. The $64,058 decrease in cost of emission certificates was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.

Store operating expenses. Store operating expenses decreased $301,838, or 36.1%, in the three-month period ended September 30, 2015 and was $533,808, or 63.1% of revenues, compared to $835,646, or 65.1% of revenues, in the three month period ended September 30, 2014. The $301,838 decrease in store operating expenses was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $222,845 in store operating expenses for the three months ended September 30, 2015 compared to September 30, 2014. The remainder of the decrease in store operating expenses over the comparable period was due to a decrease in same store operating expenses of $78,993, or (13.3%), during the three months ended September 30, 2015.  Same store operating expenses decreased during the three months ended September 30, 2015 primarily due to declines in wages, insurance and payroll taxes of $45,476, $8,309 and $5,926, respectively.

General and administrative expenses. Our general and administrative expenses increased $4,640, or 2.6%, to $180,068 in the three month period ended September 30, 2015, from $175,428 in the three month period ended September 30, 2014.

Gain from sales of non-strategic assets. We recorded a gain of $500 from sales of non-strategic assets in the three month period ended September 30, 2015, and gain of $14,220 from sales of non-strategic assets in the three month period ended September 30, 2014.

Operating profit (loss). Our operating profit decreased by $89,735 in the three-month period ended September 30, 2015, and was a loss of $17,837 compared to a profit of $71,898 in the three month period ended September 30, 2014. The decrease in our operating profit was primarily due to income created in the quarter ended September 30, 2014, resulting from adjustment of rent accruals for store closings, which did not occur in the quarter ended September 30, 2015.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014 is as follows:

	Three Months Ended September 30,
	2015	2014
Operating profit (loss)	$(17,837)	$71,898
Interest income	755	755
Interest expense	(43,934)	(98,776)
Net loss	$(61,016)	$(26,123)
Basic and diluted net loss per share	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	108,964,225	105,173,805

The Company incurred net interest expense of $43,179 and $98,021 during the three month periods ended September 30, 2015 and 2014, respectively.  The decrease of $54,842 in net interest expense during the quarter ended September 30, 2015, compared to 2014, was primarily the result amortization of $29,987 of loan origination costs associated with the TCA line of credit and $20,000 of fees resulting from the renewal of the bridge note agreement with GCA, which were recorded in the quarter ended September 30, 2014.

Net loss and basic and diluted loss per common share. Net loss was $61,016 and $26,123 in the three month periods ended September 30, 2015, and 2014, respectively. Basic and diluted net loss per common share was $0.00 in the three month periods ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015, and 2014

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets, goodwill impairment expense and operating loss for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, were as follows:

	Nine Months Ended September 30,		Percentage Change
	2015	2014
Revenue	$2,473,746	$4,681,812	(47.2%)
Cost of emission certificates	454,193	890,113	(49.0%)
Store operating expenses	1,648,347	3,368,284	(51.1%)
General and administrative expenses	647,529	782,384	(17.2%)
(Gain) loss on sale of non-strategic assets	286	(214,948)	(100.1%)
Goodwill Impairment expense	-	365,378	(100.0%)
Operating loss	$(276,609)	$(509,399)	(45.7%)

Revenue. Revenue decreased $2,208,066, or 47.2%, to $2,743,746 in the nine month period ended September 30, 2015, compared to $4,681,812 in the nine month period ended September 30, 2014. The $2,208,066 decrease in revenue was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $2,130,023 in revenue for the nine months ended September 30, 2015 compared to September 30, 2014. The remainder of the decrease in revenue over the comparable period was due to a decrease in same store revenue of $78,043 or 3.1% during the nine months ended September 30, 2015.

Cost of emission certificates. Cost of emission certificates decreased $435,920, or 49.0%, in the nine month period ended September 30, 2015, and was $454,193, or 18.4% of revenues, compared to $890,113, or 19.0% of revenues, in the nine month period ended September 30, 2014. The $435,920 decrease in cost of emission certificates was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.

Store operating expenses. Store operating expenses decreased $1,719,937, or 51.1%, in the nine month period ended September 30, 2015, and was $1,648,347, or 66.6% of revenues, compared to $3,368,284, or 71.9% of revenues, in the nine month period ended September 30, 2014. The $1,719,937 decrease in store operating expenses was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $1,519,069 in store operating expenses for the nine months ended September 30, 2015 compared to September 30, 2014. The remainder of the decrease in store operating expenses over the comparable period was due to a decrease in same store operating expenses of $200,868 or 11.1% during the nine months ended September 30, 2015.  Same store operating expenses decreased during the nine months ended September 30, 2015 primarily due to declines in wages, bonus expenses, telephone expenses and payroll taxes of $115,525, $19,747, $16,386 and $12,721, respectively.

General and administrative expenses. Our general and administrative expenses decreased $134,855, or 17.2%, to $647,529 in the nine month period ended September 30, 2015, from $782,384 in the nine month period ended September 30, 2014. The decrease in general and administrative expenses during the nine month period ending September 30, 2015 was primarily due to decreases of $101,568 in employee compensation, $50,291 in finance charges, $32,531 in shareholder related expenses and $26,415 in rent on the corporate office, partially offset by an increase of $52,363 in legal and accounting fees.

Gain and loss from sales of non-strategic assets. We recorded a loss of $286 from sales of non-strategic assets in the nine month period ended September 30, 2015 and a gain of $214,948 from sales of non-strategic assets in the nine month period ended September 30, 2014.

Goodwill impairment expense. We determined that goodwill was not impaired as of September 30, 2015.  We determined that goodwill recorded from the acquisition of the following business was impaired as of September 30, 2014.

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

Operating loss. Our operating loss decreased by $232,790 to $276,609 in the nine month period ended September 30, 2015 compared to an operating loss of $509,399 in the nine month period ended September 30, 2014. The decrease in our operating loss was primarily due to the net effect of goodwill impairment expense of $365,378 reduced by a gain of $214,948 from the sale of non-strategic assets, both occurring in the nine months ended September 30, 2014, plus the decrease in general and administrative expenses during the nine months ended September 30, 2015.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the nine month period ended September 30, 2015, as compared to the nine month period ended September 30, 2014, is as follows:

	Nine Months Ended September 30,
	2015	2014
Operating loss	$(276,609)	$(509,399)
Interest income	2,265	3,359
Interest expense	(146,100)	(214,939)
Net loss	$(420,444)	$(720,979)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	108,964,225	77,597,691

The Company incurred net interest expense of $143,835 and $211,580 during the nine month periods ended September 30, 2015 and 2014, respectively.  The decrease of $67,745 in net interest expense during the nine months ended September 30, 2015, compared to 2014, was primarily the result amortization of $89,962 of loan origination costs associated with the TCA line of credit recorded in the nine months ended September 30, 2014.

Net loss and basic and diluted net loss per common share. Net loss was $420,444 and $720,979 in the nine month periods ended September 30, 2015, and 2014, respectively. Basic and diluted net loss per common share was $0.00 and $0.01, respectively, in the nine month periods ended September 30, 2015, and 2014.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $13,131 during the nine months ended September 30, 2015, primarily due to net cash used in financing activities, while our total liabilities increased by $258,997. Our total liabilities increased primarily due to increases $173,418 in accrued liabilities, $72,896 in notes payable and $45,161 in accounts payable. Net cash used in operating activities was $93,599 during the nine months ended September 30, 2015.  We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2015.

As described previously, on June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  However, on December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement.  Due to the Company’s financial position, it must rely primarily on cash flow from operations to fund working capital needs.  Additionally, since April 1, 2015, we have been unable to make required payments to the federal government for payroll taxes withheld from employee payrolls and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.  As of November 6, 2015, we owed approximately $188,000 and $28,000 to the federal and Georgia state governments, respectively, including penalties and interest for non-payment of payroll taxes and sales taxes for the quarter ended June 30, 2015 and payroll taxes for the quarter ended September 30, 2015.  We proposed a payment plan to the federal government and made $10,000 payments on September 30, 2015 and October 29, 2015, but we have not reached an agreed payment schedule as of the date of this report.  We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which requires four monthly payments of approximately $5,000 each. Our first payment was made in accordance with the agreement on September 28, 2015 and our second payment was made, timely, on October 27, 2015.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we have been unable to make this payment to the state of Georgia and are subject to late payment penalties, in addition to interest until the delinquent taxes are paid. For the nine months ended September 30, 2015, our net cash used in operating activities was $93,599.

  At November 6, 2015, the outstanding balance on our revolving loan facility was approximately $18,000 and our cash balances were approximately $12,000.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the nine months ended September 30, 2015, our net cash used in operating activities was $93,599, compared to net cash used in operating activities of $284,218, in the nine months ended September 30, 2014. Negative operating cash flows during the nine months ended September 30, 2015 were primarily created by a $420,444 operating loss partially offset by a $218,579 increase in accounts payable and accrued liabilities, a $55,073 decrease in other current assets and depreciation and amortization of $56,650.

Negative operating cash flows during the nine months ended September 30, 2014 were primarily created by a net loss of $720,979 and a $214,948 gain on sale of non-strategic assets reduced by goodwill impairment expense of $365,378, depreciation and amortization of $217,249 and a decrease in other current assets of $103,949.

Sources and Uses of Cash

Net cash provided by investing activities was $37,039 for the nine months ended September 30, 2015, compared to net cash provided by investing activities of $205,684 for the nine months ended September 30, 2014. The net cash provided by investing activities during the nine months ended September 30, 2015 was primarily the result of $35,664 in proceeds from notes receivable.   The net cash provided by investing activities during the nine months ended September 30, 2014 was related to proceeds from non-strategic asset sales of $161,327 and proceeds from a notes receivable of $46,821.

Net cash provided by financing activities was $43,429 for the nine months ended September 30, 2015, while net cash of $63,555 was provided by financing activities in the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we had net proceeds of $72,896 from notes payable reduced by principal payments of $10,292 and $26,965 on equipment financing obligations and capital leases, respectively.  During the nine months ended September 30, 2014, we issued 56,398,059 shares of our common stock in exchange for $197,348 of vendor debt and received $192,077 from increases in notes payable.  We made a net reduction of $226,384 in our line of credit and made principal payments of $69,123 and $21,557 on notes payable and capital leases, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: November 13, 2015	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri Chief Financial Officer (Principal Financial Officer)