Form 10-K
period 2015-12-31
SPEEDEMISSIONS INC
filed 2016-03-30
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $140,609.
As of March 25, 2016, 109,914,225 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

Speedemissions, Inc.
FORM 10-K

For the fiscal year ended December 31, 2015

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

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 25, 2016, we operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (in Salt Lake City, Utah). We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these four regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnoses an automobile’s computer system using the on board diagnostic port available on vehicles produced since 1996. Carbonga can check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and added additional features, including the ability to receive vehicle safety recalls and Technical Service Bulletins, for an annual subscription fee.

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections store model. Franchises are available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of December 31, 2015, we have sold no franchises.

On November 30, 2012, we completed the acquisition of certain operating assets comprising five emission testing centers owned by Auto Emissions Express, LLC (“AEE”), a Georgia corporation. At the time of the asset acquisition, AEE owned and operated 12 emission testing centers in the Atlanta, Georgia area, including the five emission testing centers that we purchased.

On April 11, 2013, we sold the assets comprising three of our Texas stores for $110,000.  We received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note is payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.  This note was paid in full during the year ended December 31, 2014.

In June 2013, we announced an expansion of our business model pursuant to which we planned to move into a new market with the opening of up to 24 emission testing stores over the following two years, assuming we obtained the financing to do this. In 2013, we engaged an investment banking firm to assist us in acquiring up to $3,000,000 in new capital to serve as a source of financing for our planned expansion.  However, we were unsuccessful in raising the necessary capital and the expansion model was abandoned during 2014.

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

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  This note was paid in full during the year ended December 31, 2015.

On December 5, 2014, we sold the assets comprising five of our six Salt Lake City, Utah stores for $1,350,000 in cash.  After accounting for the sale of these five emissions testing centers, we now operate 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

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

Net loss for the year ended December 31, 2015 was $488,994 or $(0.00) per share, compared to a net loss $773,180 or $(0.01) per share for the year ended December 31, 2014. Revenues for the year ended December 31, 2015 decreased $2,312,671, or 41.5%, to $3,266,022 from $5,578,693 in the year ended December 31, 2014.

We have experienced recurring net losses which have caused an accumulated deficit of $21,806,897 at December 31, 2015. We had a working capital deficit of $1,429,910 at December 31, 2015 compared to a working capital deficit of $1,041,752 at December 31, 2014.

Our revenues for the fiscal years ended December 31, 2015, 2014 and 2013 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near-term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that we will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. As a result of our history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

During the past several years, we have made reductions in employee headcount, sold or closed unprofitable stores, and reduced store operating expenses, corporate overhead and other operating expenses. At December 31, 2015, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain new financing or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.

During the past several years, due to insufficient cash flow from operations, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines.  Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%. This note was paid in full during the year ended December 31, 2015.

On May 30, 2014, the Company entered into a repayment agreement (the “Repayment Agreement”) with TVT Capital, LLC (“TVT”), pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT was authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represented a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company recorded as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT was authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represented a fee rate of 49.0%. The Company repaid the remaining balance on May 1, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

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

On October 24, 2014, the Company entered into a merchant sales agreement (the “Merchant Agreement”) with Entrepreneur Now, LLC (“EN”), pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $72,000 by March 2, 2015.  Under the terms of the Merchant Agreement, EN was authorized to make daily bank debits of $1,000 on each available banking day during the term of the Merchant Agreement which represented a fee rate of 44.0%.  The Company repaid the remaining balance on March 2, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

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

On November 18, 2014, the Company entered into a revenue based factoring agreement (the “Factoring Agreement”) with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the Factoring Agreement, SP was authorized to make daily bank debits of $875 on each available banking day during the term of the Factoring Agreement which represented a fee rate of 25.0%.  The Company repaid the remaining balance on January 22, 2015 and, as a result, there was no outstanding balance of December 31, 2015.

On January 19, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $75,000 by May 1, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 25.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

Due to non-payment of insurance premiums, the Company’s insurance carrier cancelled the Company’s workers’ compensation policy effective February 28, 2015.  As of the date of this report, the Company’s workers’ compensation policy has not been re-instated.  In the state of Georgia, An employer failing to provide coverage, as required by law, shall be held responsible for compensable injuries in the same manner as an employer having coverage. In addition, attorney’s fees, civil penalties, and a 10% increase in compensation to the employee may be assessed, if the employer refuses or willfully neglects to secure insurance.  The Company’s director and officers’ liability policy was unaffected by this cancellation.

On March 6, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

Since April 1, 2015 and continuing to the date of this report, we have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.  As of March 25, 2016, we owed approximately $295,000 and $27,000 to the federal and Georgia state governments, respectively.  We proposed a payment plan to the federal government and made $10,000 payments on September 30, 2015, October 29, 2015 and January 12, 2016, respectively, but we have not reached an agreed payment schedule as of the date of this report.   We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which required four monthly payments of approximately $5,000 each. All payments were made in accordance with the payment agreement.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we have been unable to make this payment to the state of Georgia and are subject to late payment penalties, in addition to interest until the delinquent taxes are paid.  However, we were able to make  timely payment to the state of Georgia for the quarter ended December 31, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represented a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the remaining balance on October 12, 2015 and, as a result, there was no outstanding balance of December 31, 2015.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB. Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015. The Company made the required six monthly payments, as required, by the October 15, 2015 due date. As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed. At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement. Effective October 28, 2015, CB increased our borrowing limit to $27,300. Our credit limit with TCA was $1,300,000. At March 25, 2016, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $19,000.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The agreement had a balance due of $90,160 on December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $469 on each available banking day during the term of the agreement which represents a fee rate of 35.0%.  The agreement had a balance due of $57,282 on December 31, 2015.

Our Typical Testing Center

Our testing centers generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. The typical testing center is located inside of a structure similar to a typical lube or tire change garage with doors at both ends so that vehicles can “drive-through” the facility. We also have structures that resemble a bank drive-through facility. We believe that we are creating brand awareness in our current testing stations by using a recognizable building style and façade, consistent color schemes, signs and employee uniforms, and by advertising in select local markets. Computerized testing systems are located in each building to test vehicle emissions and vehicle safety if applicable in that state.

Most of our emissions testing stations are open for business during weekdays between the hours of 8:00 a.m. and 6:00 p.m., and from 8:30 a.m.to 5:00 p.m. on Saturdays. The average emissions test in Georgia takes approximately eight to 12 minutes to complete. In Missouri and Utah, because of the safety inspection, the completion time is slightly longer.

There are two types of primary emissions tests that are performed, the Accelerated Simulated Model (“ASM”) and the On-Board Diagnostic (“OBD”). The ASM test is performed on vehicles produced before 1996, while the OBD test is conducted on vehicles produced during and after 1996. In selected markets, a vehicle safety inspection is required to be performed. These tests apply to vehicles generally manufactured from 1983 through 2005, depending on the state. We generally operate one or two testing lanes at each testing center depending upon the size of the building. We typically lease the building from the property owners, although in the past, we constructed several buildings on land leases—a practice we no longer follow.

In our Atlanta, Georgia locations, under the guidelines of the Georgia Clean Air Force (“GCAF”) program, the mobile vehicle emissions testing units are only permitted to conduct the OBD test on 1996 and newer vehicles. In the Atlanta, Georgia area, we currently have three mobile units and they serve the automobile fleets of the federal, state, and local governments. All used cars in Georgia, prior to being re-sold, must have a vehicle emissions test, and we serve selected new and used car dealers throughout the greater Atlanta market with these mobile units.

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

Competition

The emissions testing and safety inspection industry contains numerous small owner-operators. Auto repair shops, tire stores, oil change stores, muffler shops, service stations, and other emissions testing stations may offer this service. There are also several national competitors at this time, including national oil change companies which perform emissions testing services. We expect competition from local operators at all of our locations. We estimate our total number of competitors to be several thousand across all the markets in which we operate. We expect such competition whenever and wherever we open or acquire a station. Our market share is too small to measure. Our revenue from emissions testing is affected primarily by the number of emissions and safety tests our stations perform, and the price charged per test. Other emissions testing operators may have greater financial resources than us, which may allow them to obtain more expensive and advantageous locations for testing stations, provide services in addition to emissions testing, charge lower prices, and advertise and promote their businesses more effectively than we do. For example, some of our competitors in Atlanta charge only $15.00 to test a vehicle’s emissions rather than the $25.00 maximum allowed under Georgia law. As a result, we have had to reduce or discount our fees in some of our Atlanta stations. We intend to compete by creating brand awareness through advertising, standard building style and facade, consistent color scheme and uniform, and superior customer experience. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain, or increase, their current testing volumes and revenues.

 Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to the vehicle emissions and safety inspection business.

Employees

At December 31, 2015, we employed 47 full-time and part-time employees. None of our employees are represented by a union.

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

Our revenues during the years ended December 31, 2015 and 2014 and to date in 2016 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $21,806,897 at December 31, 2015. We had a working capital deficit of approximately $1,430,000 at December 31, 2015 compared to a working capital deficit of approximately $1,042,000 at December 31, 2014. Our ability to continue as a going concern will depend upon our ability to increase our revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  On December 8, 2014, using cash proceeds from the sale of five Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  However, due to the Company’s financial position, it has been unable to secure a replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. The audit report relating to the Consolidated Financial Statements for the years ended December 31, 2015 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. At March 25, 2016, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $19,000.

We have suffered material operating losses and have a significant working capital deficit.

We incurred net losses of $488,994 and $773,180 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we did not have any cash on hand, a working capital deficit of $1,429,910, an accumulated deficit of $21,806,897, and a total shareholders’ deficit of $5,535,127. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, have and may continue to impede our ability to generate earnings. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, we will likely go out of business. Even if we accomplish these objectives, we may not generate positive cash flows or profits.

Our line of credit with TCA was paid off and cancelled on December 8, 2014, and we have not been able to secure comparable replacement financing.

On December 8, 2014, using cash proceeds from the sale of five of our six Utah stores, the Company paid all amounts due to TCA under the Credit Agreement and, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a comparable replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from store operations. Should we be unable to achieve near term profitability and generate sufficient cash flow from store operations, we would need to obtain new financing or raise additional capital in order to remain in business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that we will be able to raise sufficient capital or that any financing would be available or, if available, that we would be able to complete financing on satisfactory terms.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  Our credit limit with TCA was $1,300,000.  At March 25, 2016, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $19,000.

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

Our revenues during the years ended December 31, 2015 and 2014, as well as to date in 2016, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

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

Our largest shareholder, GCA Strategic Investment Fund Limited (“GCA”), and its affiliates, own 17,421,861 shares, or approximately 15.9%, of our common stock outstanding as of December 31, 2015. Upon conversion of their Series A Convertible Preferred Stock, GCA and its affiliates could own up to 21,699,359 shares of our common stock, which would represent 19.0% of our outstanding shares of common stock on a pro forma basis as of December 31, 2015. If the shareholder sold a large number of shares of our common stock into the public market, it could have a negative impact on our stock price. In addition, as a result of the shareholder’s ownership in the Company, the shareholder is able to exercise significant influence on our business including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that GCA and its affiliates may have interests that are different from, or in addition to, the interests of our other shareholders.

There are a large number of shares of preferred stock which if converted will result in substantial dilution of the current common shareholders’ interests.

As of March 25, 2016, there were 109,914,225 shares of common stock outstanding. If all preferred stock is converted to common stock, there will be 113,241,723 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in the Company will be substantially diluted.

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

We are currently authorized to issue up to 250,000,000 shares of common stock, of which 109,914,225 shares are outstanding as of December 31, 2015, and up to 5,000,000 shares of preferred stock, of which 5,133 shares are outstanding as of December 31, 2015. We may need to raise additional capital in the future by issuing additional shares of common and/or preferred stock. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2015. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by property insurance. However, our workers’ compensation insurance lapsed during 2015 and was not in force as of December 31, 2015 or as of the filing date of this report.  The Company is therefore directly liable for any job related injuries involving its employees. The following table shows the store locations for our 22 stores as of December 31, 2015:

Location	Number of Stores
Georgia	20
Missouri	1
Utah	1
Total	22

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

	High	Low
Fiscal year ended December 31, 2014:
First Quarter	$0.009	$0.007
Second Quarter	$0.006	$0.006
Third Quarter	$0.003	$0.003
Fourth Quarter	$0.002	$0.002

Fiscal year ended December 31, 2015:
First Quarter	$0.003	$0.002
Second Quarter	$0.003	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.001	$0.001

Fiscal year ended December 31, 2016:
First Quarter (Through March 25)	$0.001	$0.001

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

Holders

As of December 31, 2015 and March 25, 2016, there were 109,914,225 shares of our common stock outstanding held by approximately 129 shareholders of record. As of December 31, 2015 and March 25, 2016, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by two shareholders.

Dividends

We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors.

We were previously obligated to pay cumulative dividends at an annual rate of 7% on the outstanding Series A Convertible Preferred Stock. At our option, we could have paid these dividends in cash or in additional shares of our common stock. On October 14, 2005, the holders of Series A Convertible Preferred Stock consented to the termination of dividend accruals on the Series A Convertible Preferred Stock, pursuant to the terms of the Exchange Agreement entered into with GCA. GCA exchanged the $302,847 in cumulative dividends due and unpaid under 2,500 shares of Series A Convertible Preferred Stock through October 14, 2005 for additional shares of Series A Convertible Preferred Stock and warrants to purchase common stock.

Securities Authorized for Issuance under Equity Compensation Plans

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorizes us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan as of December 31, 2015. As of December 31, 2015, there were 5,000 options issued and outstanding under the 2005 Restated Plan at an exercise price of $1.00 per share.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2015, we have 54,000 options issued and outstanding under the 2006 Plan at an exercise price of $0.57 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, 2015 we have no issued and outstanding options under the 2008 Plan.

As of December 31, 2015, the aggregate information with respect to our equity compensation plans is as follows:

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

Current Financial Position and Liquidity

Our revenues during the years ended December 31, 2015 and 2014 and to date in 2016 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $21,806,897 at December 31, 2015. We had a working capital deficit of approximately $1,430,000 at December 31, 2015 compared to a working capital deficit of approximately $1,042,000 at December 31, 2014. Our near-term liquidity and ability to remain in business is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. (See Note 1 to the Consolidated Financial Statements).

On June 8, 2012, the Company entered into a revolving line of credit agreement, the Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by AEE.  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital (see also Note 9 to the financial statements).

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013.  Under the terms of the Validity Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Validity Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, it has been unable to secure a comparable replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.  The note was paid in full in December 2015.

On May 30, 2014, the Company entered into a Repayment Agreement TVT, pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the Repayment Agreement, TVT is authorized to make daily bank debits of $1,099 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its Repayment Agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended Repayment Agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company will record as interest expense, representing a total amount of $149,000 by April 16, 2015.  Under the terms of the amended Repayment Agreement, TVT is authorized to make daily bank debits of $1,199 on each available banking day during the term of the Repayment Agreement which represents a fee rate of 49.0%. The Company repaid the remaining balance on May 1, 2015 and, as a result, there was no outstanding balance as of December 31, 2015. The agreement had a balance due of $37,894 on December 31, 2014.

On October 24, 2014, the Company entered into a Merchant Agreement with EN, pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company will record as interest expense, for a total amount of $72,000 by March 2, 2015.  Under the terms of the Merchant Agreement, EN is authorized to make daily bank debits of $1,000 on each available banking day during the term of the Merchant Agreement which represents a fee rate of 44.0%.  The Company repaid the remaining balance on March 2, 2015 and, as a result, there was no outstanding balance as of December 31, 2015. The agreement had a balance due of $21,528 on December 31, 2014.

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

On November 18, 2014, the Company entered into a revenue based Factoring Agreement with SP pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the Factoring Agreement, SP is authorized to make daily bank debits of $875 on each available banking day during the term of the Factoring Agreement which represents a fee rate of 25.0%.  The Company repaid the remaining balance on January 22, 2015 and, as a result, there was no outstanding balance of December 31, 2015. The agreement had a balance due of $18,200 on December 31, 2014.

On January 19, 2015, the Company entered into another revenue-based factoring agreement SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $75,000 by May 1, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 25.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On March 6, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the remaining balance on October 12, 2015 and, as a result, there was no outstanding balance of December 31, 2015.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  Our credit limit with TCA was $1,300,000.  At March 25, 2016, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $19,000.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The agreement had a balance due of $90,160 on December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $469 on each available banking day during the term of the agreement which represents a fee rate of 35.0%.  The agreement had a balance due of $57,282 on December 31, 2015.

Overview

As of December 31, 2015 we operated 22 vehicle emissions testing and safety inspection stations and three mobile units in three separate markets, Atlanta, Georgia; St. Louis, Missouri; and Salt Lake City, Utah.

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

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating loss for the year ended December 31, 2015 as compared to the comparable year ended December 31, 2014 were as follows:

	Year Ended December 31,
	2015	2014	Percentage Change
Revenue	$3,266,022	$5,578,693	(41.5)%
Cost of emission certificates	596,030	1,041,149	(42.8)%
Store operating expenses	2,168,777	4,034,821	(46.2)%
General and administrative expenses	783,211	1,024,874	(23.6)%
Loss (gain) from disposal of non-strategic assets	286	(789,166)	(100.0)%
Goodwill impairment expense	-	723,073	(100.0)%
Operating loss	$(282,282)	$(456,058)	(38.1)%

Revenue. For the year ended December 31, 2015, revenue decreased $2,312,671 or 41.5% to $3,266,022 compared to $5,578,693 in the prior year. The decrease in revenue was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $2,273,563 in revenue from 2014 to 2015.  The remainder of the decrease in revenue over the comparable period was due to a decrease in same store revenue of $39,108 or 1.2% during the twelve months ended December 31, 2015.

Cost of emission certificates. Cost of emission certificates decreased $445,119 or 42.8% to $596,030 in the year ended December 31, 2015 and was 18.2% of revenue, compared to $1,041,149 and 18.7% of revenue during 2014. The aggregate decrease in the cost of emission certificates over the comparable period was due primarily to the previously described sale and closing of 22 stores during 2014 and early 2015.

Store operating expenses. Our store operating expenses decreased $1,866,044 or 46.2% to $2,168,777 for the year ended December 31, 2015 and was 66.4% of revenue, compared to $4,034,821 or 72.3% of revenue during 2014. The decrease in store operating expenses was primarily due to the sale of 11 stores during 2014, the closing of another 10 stores during 2014 and the closing of a single store in January 2015.  The combined sale and closing of these 22 stores resulted in a decrease of $1,618,292 in store operating expenses from 2014 to 2015.  The remainder of the decrease in store operating expenses over the comparable period was due to a decrease in same store operating expenses of $247,752 or 10.5% during the twelve months ended December 31, 2015.  Same store operating expenses decreased during the twelve months ended December 31, 2015 primarily due to declines in wages of $134,411, insurance expenses of $24,127, bonus expenses of $22,007, and depreciation expense of $17,636.

General and administrative expenses. For the year ended December 31, 2015, our general and administrative expenses decreased $241,663 or 23.6% to $783,211 from $1,024,874 in 2014. The decrease in general and administrative expenses during the twelve month period ending December 31, 2015 was primarily due to decrease of $124,040 in employee compensation, decrease of $57,001 in finance charges, decrease of $33,127 in shareholder related expenses, and decrease of $29,350 in rent on the corporate office.

Loss/Gain from disposal of non-strategic assets. For the year ended December 31, 2015, we recognized a loss of $286 from the disposal of non-strategic assets, compared to a gain of $789,166 from the disposal of non-strategic assets in the year ended December 31, 2014. The significant decrease in this figure from 2014 to 2015 was primarily due to the sale of assets associated with 11 stores during 2014, while during 2015 we did not sell any stores.

Goodwill impairment expense. We determined that goodwill recorded from the acquisition of the following business was impaired as of December 31, 2014.  We determined that goodwill was not impaired as of December 31, 2015.

2014 Goodwill Impairment:

Stores acquired from	Acquisition Date	Goodwill Impairment Expense
Just, Inc.	September 8, 2005	$365,378
Auto Emissions Express, LLC.	November 30, 2012	61,091
Auto Emissions Express, LLC.	October 25, 2013	296,604
Total		$723,073

 The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance the Just, Inc. and Auto Emissions Express, LLC stores, it is estimated that future cash flows from these stores would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2014 was $723,073 and is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2014.

Operating loss. Our operating loss decreased by $173,776 or 38.1% to $282,282 in the year ended December 31, 2015 compared to an operating loss of $456,058 in the year ended December 31, 2014.  The year over year decrease in our operating loss was primarily due to a decrease in revenue in the amount of $2,311,163 and the decrease of $241,663 in general and administrative expenses during the twelve months ended December 31, 2015, due to the fact that we closed multiple stores and sold multiple stores in 2014, partially offset by a decrease in the gain from disposal of non-strategic assets in the amount of $788,880.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were as follows:

	2015	2014
Operating loss	$(282,282)	$(456,058)
Interest income	3,020	4,115
Interest expense	(209,732)	(321,237)
Net loss	$(488,994)	$(773,180)
Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	109,091,759	85,845,293

The decrease of $111,505 in interest expense during 2015 compared to 2014 was primarily the result amortization of $89,962 of loan origination costs associated with the TCA line of credit recorded in the twelve months ended December, 2014.

Net loss and basic and diluted net loss per share. Our net loss decreased by $284,186 from $773,180 in 2014 to $488,994 in 2015. Our basic and diluted net loss per share in the years ended December 31, 2015 and 2014 was $0.00 and $0.01, respectively.

Liquidity and Capital Resources

Introduction

Net loss for the year ended December 31, 2015 was $488,994 or ($0.00) per share, compared to a net loss of $773,180 or ($0.01) per share for the year ended December 31, 2014. Revenues for the year ended December 31, 2015 decreased $2,312,671, or 41.5%, to $3,266,022 from $5,578,693 in the year ended December 31, 2014. As of December 31, 2015, we had cash on hand of $0, a working capital deficit of $1,429,910, an accumulated deficit of $21,806,897 and total shareholders’ deficit of $5,535,127.

Effective October 25, 2013, the Company purchased, for $150,000 in cash and a $200,000 note payable, certain assets of AEE. The assets purchased consisted of the operating assets of seven emissions testing stations, which the Company continues to operate under the Auto Emissions Express name.  The Company incurred $6,020 in legal costs related to the acquisition of the seven AEE stores.  These legal costs are included in the general and administrative expenses of the Company as reported in its consolidated statements of operations for the year ended December 31, 2013.  The Company made the acquisition to increase its market share in the Atlanta, Georgia, area and to reduce average overhead costs per station by acquiring locations, which could be controlled by a local management team, using existing resources. These circumstances were the primary contributing factors for the recognition of goodwill as a result of this acquisition.  Goodwill, in the amount of $296,604 was determined using the residual method based on an appraisal of the assets acquired and commitments assumed in the transaction. The purchase price was paid in cash using funds available under our existing credit agreement with TCA.

 On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013.  Under the terms of the Validity Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Validity Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our six Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.

Due to the Company’s financial position, it has been unable to secure a comparable replacement revolving credit agreement and must rely primarily on cash flow from operations to fund working capital needs.  We do not believe that our existing cash and cash flows from operations will be sufficient to support our operating and investing needs for at least the next twelve months. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain new financing. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that such capital or financing would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  Our credit limit with TCA was $1,300,000.  At March 25, 2016, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $19,000.

During 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  This note was paid in full during the year ended December 31, 2015.

On December 5, 2014, we sold the assets comprising five of our Salt Lake City, Utah stores for $1,350,000 in cash.  After accounting for the sale of these five emissions testing centers and the closing of another store in January 2015, we now operate, as of March 25, 2016, 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total shareholders’ equity as of December 31, 2015 as compared to December 31, 2014 were as follows:

	As of December 31, 2015	As of December 31, 2014	Change
Cash	$-	$21,729	$(21,729)
Total current assets	99,171	158,436	(59,265)
Total assets	618,879	828,446	(209,567)
Total current liabilities	1,529,881	1,200,188	329,693
Total liabilities	1,574,660	1,296,183	278,477
Series A convertible preferred stock	4,579,346	4,579,346	—
Total shareholders’ deficit	5,535,127	5,047,083	(488,044)

For the year ended December 31, 2015, our net cash used in operating activities was $82,682, as compared to net cash used in operating activities of $878,249 for the year ended December 31, 2014. Negative operating cash flows during 2015 were primarily created by a $488,994 operating loss partially offset by a $279,132 increase in accounts payable and accrued liabilities, depreciation and amortization of $73,311 and a $49,550 decrease in other current assets.

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

As of December 31, 2015, we had a shareholders’ deficit of $5,535,127 compared to shareholders’ deficit of $5,047,083 at December 31, 2014. The shareholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash provided by investing activities was $31,392 for the year ended December 31, 2015. The net cash provided by investing activities during 2015 was primarily the result of $43,967 in proceeds from notes receivable partially offset by $16,075 used to purchase property and equipment.

Net cash provided by investing activities was $1,572,030 for the year ended December 31, 2014.  Our primary source of investment capital during 2014 was $1,350,000 received in the sale of five of our Utah stores and $152,500 received for the sale of six Texas stores.

Net cash provided by financing activities was $29,561 for the year ended December 31, 2015, compared to net cash used in financing activities was $737,906 for the year ended December 31, 2014.  Net cash provided by financing activities during 2015 consisted of net proceeds of $36,487 from notes payable plus net proceeds of $26,592 from our line of credit partially offset by principal payments of $23,226 and $10,292 on capital leases and equipment financing obligations, respectively.

Net cash used in financing activities during 2014 included proceeds of $949,226 from the line of credit, payments of $1,888,471 on the line of credit, $166,122 in payments on short term notes payable and $100,000 used to repurchase 2,074,689 shares of our common stock.  These payments were partially offset by $297,077 in proceeds from notes payable and $213,848 in stock issued for debt.

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

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carry-forwards. The valuation allowance increased $172,000 in the year ended December 31, 2015. At December 31, 2015 and at December 31, 2014, net deferred tax assets of $6,942,000 and $6,770,000, respectively, were fully reserved by a valuation allowance.

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

We have audited the accompanying consolidated balance sheets of SpeedEmissions, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and  cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia
March 30, 2016

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31,

	2015	2014
Assets
Current assets:
Cash	$-	$21,729
Note receivable – current portion	56,200	41,679
Certificate and merchandise inventory	9,476	11,183
Other current assets	34,295	83,845
Total current assets	99,971	158,436
Note receivable, net of current portion	-	52,974
Property and equipment, net	92,933	156,451
Goodwill	390,985	390,985
Other assets	34,990	69,600
Total assets	$618,879	$828,446
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$26,592	$-
Notes payable	227,442	190,956
Accounts payable	744,827	696,192
Accrued liabilities	501,332	270,835
Current portion - capitalized lease obligations	27,326	25,845
Current portion - equipment financing obligations	-	10,292
Current portion - deferred rent	2,362	6,068
Total current liabilities	1,529,881	1,200,188
Capitalized lease obligations, net of current portion	10,688	35,396
Deferred rent	34,091	45,890
Other long term liabilities	-	14,709
Total liabilities	1,574,660	1,296,183
Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,988,914 issued with 109,914,225 shares outstanding at December 31, 2015 and 111,038,914 issued with 108,964,225 outstanding at December 31, 2014	111,919	110,969
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost, (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,806,897)	(21,317,903)
Total shareholders’ deficit	(5,535,127)	(5,047,083)
Total liabilities and shareholders’ deficit	$618,879	$828,446

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2015	2014
Revenue	$3,266,022	$5,578,693
Costs of revenue:
Cost of emissions certificates	596,030	1,041,149
Store operating expenses	2,168,777	4,034,821
General and administrative expenses	783,211	1,024,874
Loss (gain) from disposal of non-strategic assets	286	(789,166)
Goodwill impairment expense	-	723,073
Operating loss	(282,282)	(456,058)
Interest income (expense)
Interest income	3,020	4,115
Interest expense	(209,732)	(321,237)
Interest, net	(206,712)	(317,122)
Net loss	$(488,994)	$(773,180)
Basic and diluted net loss per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	109,091,759	85,845,293

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Years Ended December 31, 2014 and 2013

	Common Stock Outstanding		Additional Paid-In- Capital		Accumulated Deficit	Total
	Shares	Amount		Treasury Stock
Balance at December 31, 2013	39,315,855	$39,246	$16,057,776	$—	$(20,544,723)	$(4,447,701)
Issuance of common stock for services	12,625,000	12,625	47,325	—	—	59,950
Issuance of common stock for debt	59,098,059	59,098	154,750	—	—	213,848
Purchase common stock for treasury	(2,074,689)	—	—	(100,000)	—	(100,000)
Net loss	—	—	—	—	(773,180)	(773,180)
Balance at December 31, 2014	108,964,225	$110,969	$16,259,851	$(100,000)	$(21,317,903)	$(5,047,083)
Issuance of common stock for services	950,000	950	-	—	—	950
Net loss	—	—	—	—	(488,994)	(488,994)
Balance at December 31, 2015	109,914,225	$111,919	$16,259,851	$(100,000)	$(21,806,897)	$(5,535,127)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2015	2014
Operating activities:
Net loss	$(488,994)	$(773,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,311	256,534
Goodwill impairment expense	-	723,073
Loss (gain) from disposal of non-strategic assets	286	(789,166)
Stock issued for services	950	43,750
Share based compensation including director stock awards	-	16,200
Changes in operating assets and liabilities:
Certificate and merchandise inventory	1,707	17,416
Other current assets	49,550	57,031
Other assets	31,590	38,782
Accounts payable and accrued liabilities	279,132	(415,849)
Other liabilities	(30,214)	(52,840)
Net cash used in operating activities	(82,682)	(878,249)
Cash flows from investing activities:
Purchases of property and equipment	(16,075)	(6,179)
Proceeds from note receivable	43,967	69,821
Proceeds from asset sales	3,500	1,508,388
Net cash provided by investing activities	31,392	1,572,030
Cash flows from financing activities:
Stock issued for debt	-	213,848
Repurchase common stock	-	(100,000)
Proceeds from line of credit	57,000	949,226
Payments on line of credit	(30,408)	(1,888,471)
Proceeds from notes payable	503,047	297,077
Payments on notes payable	(466,560)	(166,122)
Payments on equipment financing obligations	(10,292)	(13,655)
Payments on capitalized leases	(23,226)	(29,809)
Net cash provided by (used in) financing activities	29,561	(737,906)
Net decrease in cash	(21,729)	(44,125)
Cash at beginning of year	21,729	65,854
Cash at end of year	$-	$21,729
Supplemental Information:
Cash paid during the period for interest	$209,732	$221,278
Non-cash transaction:
Proceeds from capital leases	$13,950	$-
Notes receivable from the disposal of assets	$2,496	$72,750

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Speedemissions, Inc. (“Speedemissions” or the “Company”) has experienced recurring net losses which have caused an accumulated deficit of $21,806,897 at December 31, 2015. We had a working capital deficit of $1,429,910 at December 31, 2015 compared to a working capital deficit of $1,041,752 at December 31, 2014.

Our revenues for the fiscal years ended December 31, 2015 and 2014, as well as revenues for 2016 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2015 and to date during 2016 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA Global Credit Master Fund, LP (“TCA”) and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013 (the “Guaranty”).  Under the terms of the Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement, was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.  Due to the Company’s financial position, we have been unable to secure a comparable long-term replacement revolving credit agreement and must rely primarily on cash flow from operations and short term financings at to fund working capital needs.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  Our credit limit with TCA was $1,300,000.  At March 25, 2016, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $19,000.

During the prior several years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2015, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the years ended December 2015 and 2014, as well as to date in 2016, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2015 and 2014, as well as to date in 2016, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

Since April 1, 2015 and continuing to the date of this report, we have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.   As of December 31, 2015, we owed approximately $250,000 and $29,000 to the federal and Georgia state governments, respectively.  As of March 25, 2016, we owed approximately $295,000 and $27,000 to the federal and Georgia state governments, respectively.  We proposed a payment plan to the federal government and made $10,000 payments on September 30, 2015, October 29, 2015 and January 12, 2016, but we have not reached an agreed payment schedule as of the date of this report.   We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which required four monthly payments of approximately $5,000 each. All payments were made in accordance with the payment agreement.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we have been unable to make this payment to the state of Georgia and are subject to late payment penalties, in addition to interest until the delinquent taxes are paid.  We were able to timely make payment to the state of Georgia for the quarter ended December 31, 2015.

Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2015, the Company operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); and Just Emissions (Salt Lake City, Utah). The Company also operates three mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. In evaluating the goodwill on our balance sheet for impairment at December 31, 2015, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We then utilized a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was not impaired during 2015 or as of December 31, 2015. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record additional impairment charges.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, FASB Accounting Standards Codification Topic 842, Leases.  In summary, Topic 842 requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the amendments in ASU 2016-02 will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its financial statements.

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

Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for 72 months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate plus 0.5%, which was 3.75%, which approximates rates offered in the market for notes receivable with similar terms and conditions. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.

During 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  The note was paid in full during the year ended December 31, 2015.

During 2015, we sold equipment for $2,000 in cash plus a note receivable of $2,496.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest. The note was paid in full in January 2016.

The balance of notes receivable was $56,200 and $94,653 at December 31, 2015 and 2014, respectively.

Note 5: Property and Equipment

Property and equipment at December 31, 2015 and 2014 were as follows:

	2015	2014
Buildings	$30,754	$30,754
Emissions testing equipment	947,493	957,035
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	26,827
Leasehold improvements	158,757	158,757
	1,212,686	1,229,699
Less accumulated amortization and depreciation	1,119,753	1,073,248
	$92,933	$156,451

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

At December 31, 2015 and 2014, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, goodwill was impaired as of December 31, 2014 but not as of December 31, 2015.  The 2014 impairment related to the goodwill recorded from the acquisition of the six stores from Just, Inc. in September 2005, the acquisition of the five stores from AEE in November 2012 and the acquisition of the seven stores from AEE in December 2013.

The following schedule presents the valuation of goodwill as of December 31, 2015:

December 31, 2013	$1,808,731
Just, Inc. goodwill impairment (six stores)	(365.378)
Just, Inc sale of five of six stores	(694,673)
Auto Emissions Express goodwill impairment (five stores)	(61,091)
Auto Emissions Express goodwill impairment (seven stores)	(296,604)

December 31, 2014 and 2015	$390,985

Note 7: Accrued Liabilities

Accrued liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Professional fees	$61,758	$86,640
Accrued payroll	298,698	42,459
Accrued property taxes	39,838	79,585
Other	101,038	62,151
	$501,332	$270,835

Note 8: Equipment Financing Agreements

On July 30, 2013, the Company entered into a 24-month equipment financing agreement with a financing company in the amount of $25,589. The financing agreement is secured by the equipment. The financing agreement bears interest at 30.5% per annum.  This agreement was paid off during 2015.

Equipment financing agreements at December 31 consisted of the following:

	2015	2014
Equipment financing agreements	$-	$10,292
Less current portion	-	10,292
Long-term portion	$-	$-

There are no future minimum debt payments required under non-cancelable equipment financing agreements  at December 31, 2015:

Note 9: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note was extended on November 6, 2012, establishing a new maturity date of November 6, 2013, and a maturity value of $60,000.  The Note was extended again on November 6, 2013, establishing a new maturity date of November 6, 2014. In consideration for the 2014 date extension, the Company issued 800,000 shares of its common stock to GCA on August 14, 2014 and expensed the agreed value of the shares, or $20,000, during the quarter ended September 30, 2014. The Note had a balance due of $60,000 on December 31, 2015 and on December 31, 2014.

Promissory Note Agreements

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  Under the terms of the note, the Company will make 18 monthly payments of $3,111 each which yields an effective annual interest rate of 7.9%.  The Company repaid the remaining balance on December 1, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had a balance due of $20,000 on December 31, 2015 and 2014.

Daily Payment Note Agreements

On May 30, 2014, the Company entered into a repayment agreement with TVT, pursuant to which the Company agreed to repay TVT $75,000 from a loan made by TVT to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $112,425 by October 27, 2014.  Under the terms of the agreement, TVT was authorized to make daily bank debits of $1,099 on each available banking day during the term of the agreement which represented a fee rate of 49.9%.  On September 16, 2014, the Company re-negotiated its agreement with TVT to obtain additional funding totaling $67,077.  Under the terms of the amended agreement, the Company agreed to repay the remaining balance from the June 3, 2014 funding, plus the current funding, for a total of $100,000, plus a fixed fee which the Company recorded as interest expense, representing a total amount of $149,000 by April 30, 2015. Under the terms of the amended agreement, TVT was authorized to make daily bank debits of $1,199 on each available banking day during the term of the agreement. The Company repaid the remaining balance on May 1, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On October 24, 2014, the Company entered into a merchant sales agreement with EN, pursuant to which the Company agreed to repay EN $50,000 from a loan made by EN to the Company, plus a fixed fee which the Company recorded as interest expense, for a total amount of $72,000 by March 2, 2015. Under the terms of the agreement, EN was authorized to make daily bank debits of $1,000 on each available banking day during the term of the agreement which represented a fee rate of 44.0%. The Company repaid the remaining balance on March 2, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On November 18, 2014, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $875 on each available banking day during the term of the agreement which represented a fee rate of 25.0%. The Company repaid the remaining balance on January 22, 2015 and, as a result, there was no outstanding balance of December 31, 2015.

On January 19, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $75,000 by May 1, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 25.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On March 6, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the remaining balance on October 12, 2015 and, as a result, there was no outstanding balance of December 31, 2015.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The agreement had a balance due of $90,160 on December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $469 on each available banking day during the term of the agreement which represents a fee rate of 35.0%.  The agreement had a balance due of $57,282 on December 31, 2015.

Revolving Credit Facility

On June 8, 2012, the Company entered into a revolving line of Credit Agreement with TCA, pursuant to which TCA agreed to loan the Company up to a maximum of $2,000,000 for working capital purposes. In June 2012, the Company obtained a loan from TCA in the amount of $350,000 to use for working capital purposes and, in October 2012, the Company entered into the First Amendment to Credit Agreement with TCA (the “Amended Credit Agreement”) pursuant to which the Company received an additional loan in the amount of $550,000 to use for the purchase of five emissions testing stores owned by AEE.  On October 23, 2013, the Company entered into the Second Amendment to Credit Agreement with TCA, pursuant to which TCA agreed to increase the revolving loan from $900,000 to $1,300,000 and, in connection therewith, the Company received an additional loan in the amount of $400,000 to finance the acquisition of the remaining seven emission testing centers owned by AEE and to provide working capital.

On June 30, 2014, due to insufficient cash flow, we ceased making required monthly principal payments on our line of credit facility with TCA and were in default under the terms of the Credit Agreement at that time.  On August 6, 2014, we received notice of Demand for Payment of $791,207 before the close of business on Monday, August 19, 2014.  According to the notice, the demand was a result of failure to make timely payments.  Also, demand was made of Richard Parlontieri personally, as guarantor, pursuant to the Validity Guaranty, dated June 8, 2012 and affirmed and ratified on October 23, 2013.  Under the terms of the Validity Guaranty, Mr. Parlontieri agreed that the Company would maintain ownership of all collateral and would refrain from disposing or encumbering any collateral without TCA’s express written consent.  TCA alleged that Mr. Parlontieri had not complied with this agreement and was in default of the Validity Guaranty.  On December 8, 2014, using cash proceeds from the sale of five of our Utah stores, the Company paid all amounts due to TCA under the Credit Agreement and was released by TCA from any future claims related to previous alleged violations of the terms of the Credit Agreement and effectively terminated the Credit Agreement.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective October 28, 2015, CB increased our borrowing limit to $27,300.  The revolving loan agreement had a balance due of $26,592 on December 31, 2015.

Note 10: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2015 and 2014, there were no uncertain tax positions. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years after 2011 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $16,140,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2035.

Differences between the income taxes incurred for 2015 and 2014 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2015	2014
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating losses	$5,975,000	$5,817,000
Goodwill	761,000	714,000
Other	206,000	239,000
	6,942,000	6,770,000
Valuation allowance	(6,942,000)	(6,770,000)
Net deferred tax asset	$—	$—

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

The following table sets forth the computation for basic and diluted net loss per common share for the year ended December 31, 2015 and 2014, respectively:

	2015	2014
Net loss (A)	$(488,994)	$(773,180)
Weighted average common shares - basic (B)	109,091,759	85,845,293
Effect of dilutive securities:
Dilutive effect of stock options (1)	—	—
Dilutive effect of stock warrants (1)	—	—
Dilutive effect of unrestricted Preferred Series A Shares (2)	—	—
Weighted average common shares - diluted (C)	109,091,759	85,845,293
Net loss per share - basic (A/B)	$(0.00)	$(0.01)
Net loss per share - diluted (A/C)	$(0.00)	$(0.01)

(1)
As a result of the Company’s net loss for the year ended December 31, 2015 and 2014, aggregate Common Stock Equivalents of 431,000 in each year issuable under stock option plans that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the year ended December 31, 2015 and 2014. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the year ended December 31, 2015 and 2014, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2015 and 2014. These Common Stock Equivalents could be dilutive in future periods.

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2015 and 2014, the excess of rent expense over cash payments was $36,453 and $51,958, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2015:

Year Ending December 31
2016	$269,529
2017	170,053
2018	107,284
2019	74,150
2020	72,412
2021 and later	192,437
$885,865

Total rent expense under all operating leases totaled $787,312 in 2015 compared to $1,376,385 in 2014. Total rent income from sub-lease agreements on operating leases totaled $248,952 in 2015 compared to $323,142 in 2014.   There is no future rent income from sub-lease agreements on operating leases as stores associated with operating leases were closed during 2015.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments.  The Company held $143,850 in equipment under capital lease with accumulated depreciation of $84,933 at December 31, 2015.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2015:

Year Ending December 31
2016	$32,107
2017	4,640
2018	4,640
2019	3,866
45,253
Less amounts representing interest	7,239
Present value of net minimum lease payments	38,014
Less current portion	27,326
Long-term capitalized lease obligations	$10,688

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

 Note 13: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2015 and 2014. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited (“GCA”) held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2015 and 2014. Global Capital Funding Group, LP held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2015 and 2014. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2015 and 2014.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company, the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Deficit in the Company’s consolidated balance sheets. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2015 and 2014 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

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

During the seven-month period ending July 31, 2014, IBC assumed financial responsibility for an additional $133,984 of the Company’s trade accounts payable under the Settlement Agreement, bringing the total amount remaining from 2013 plus the additional amount assumed in 2014 to $199,628.  During the period seven-month period ending July 31, 2014, the company issued 56,398,059 shares of its common stock to pay in full for the $199,628 of trade accounts payable assumed plus an additional 2,700,000 common shares valued at $14,220 for IBC consulting fees. The Company recognized $0 and $14,220 in expense related to the consulting services performed during the years ended December 31, 2015 and 2014, respectively.

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

On November 12, 2015, the Company issued the following amounts of common stock: 600,000 shares to its directors, 250,000 shares to an affiliated company, and 100,000 shares to a contract employee for services previously rendered.  For financial reporting purposes, the Company valued the shares based the market value of the shares on the November 12, 2015 issue date or $0.001 per share. The Company recognized $950 in expense related to these 950,000 shares during the quarter ended December 31, 2015.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 111,988,914 and 111,038,914 were issued with 109,914,225 and 108,964,225 shares outstanding as of December 31, 2015 and 2014, respectively. The total number of shares reserved for options and warrant conversions was 431,000 on December 31, 2015 and 2014.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors’ stock options, restricted stock awards, unrestricted stock awards and performance stock rewards.

Under the Company’s 2001 Stock Option Plan  (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. There were no options outstanding under the 2001 Plan as of December 31, 2015. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for  up to 303,498 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vested annually in three equal installments. There were 5,000 options outstanding under the 2005 Plan as of December 31, 2015. The Company does not anticipate granting any additional options under the 2005 Plan in the future.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments. There were 54,000 options outstanding under the 2006 Plan as of December 31, 2015. The Company does not anticipate granting any additional options under the 2006 Plan in the future.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the “2008 Plan”. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. There were no options outstanding under the 2008 Plan as of December 31, 2015.

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

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,025,000 stock options available to be granted under these plans at December 31, 2015 and 2014. As of December 31, 2015 and 2014, options to purchase a total of 59,000 had been granted and were outstanding under these four plans. Options to purchase 59,000 common shares were exercisable as of December 31, 2015 and 2014, respectively.

The Company did not record any share-based compensation expense during the year ended December 31, 2015.  The Company recorded $59,950 in share-based compensation expense during the year ended December 31, 2014.  These expenses are included in the Company’s general and administrative and interest expenses in its Statements of Operations.

 The Company did not grant stock options in 2015 or 2014. For stock option grants issued prior to 2014, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%. The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	59,000	$0.61	59,000	$0.61
Granted	—	$—	—	$—
Exercised/exchanged	—	$—	—	$—
Expired	—	$—	—	$—
Options outstanding at December 31,	59,000	$0.61	59,000	$0.61

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00 - $0.99	54,000	0.87 years	$0.57	54,000	$0.57
$1.00 - $1.99	5,000	0.00 years	$1.00	5,000	$1.00
$0.00 - $0.99	59,000	0.87 years	$0.61	59,000	$0.61

As of December 31, 2015, there was no unrecognized stock-based compensation expense related to non-vested stock options. The following table represents our non-vested stock options and activity for the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options — December 31, 2013	—	$—
Granted	—
Vested	—	—
Non-vested options — December 31, 2014	—	—
Granted	—	—
Vested	—	—
Non-vested options — December 31, 2015	—	$—

The was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014 based on the Company’s closing stock price of $0.001 and $0.002, respectively. The was no aggregate intrinsic value of options vesting during 2015 and 2014. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model.

There were no warrants granted during the years ended December 31, 2015 and 2014.

On June 5, 2013, a total of 600,000 warrants were granted by the Company to National Securities Corporation and its Senior Vice President, Vincent Calicchia, as an inducement to perform preliminary due diligence on a proposed future capital raise for the Company.  Each warrant when exercised converts into one share of the Company’s common stock.  The exercise price of each warrant is $0.010; the warrants fully vested when granted and expire on June 5, 2018.  The closing price of the Company’s common stock on the date of the warrants’ grant was $0.007 per share.   The fair value of the 600,000 warrants, calculated on the date of grant using Black-Scholes, was negligible and has not been separately accounted for.  On September 26, 2013 and November 25, 2013, the Company issued 180,000 shares and 48,000 shares of its common stock, respectively, to Vincent Calicchia as a result of the exercise of previously granted warrants.

 The following table represents our warrant activity for the years ended December 31, 2015 and 2014:

Number of Warrants
Outstanding Warrants — December 31, 2013	372,000
Granted	-
Exercised	-
Outstanding Warrants — December 31, 2014	372,000
Granted	-
Exercised	-
Outstanding Warrants — December 31, 2015	372,000

All warrants issued were fully vested within the calendar year in which they were granted.  As of December 31, 2015, there were 372,000 warrants to purchase common stock outstanding.

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

The Company had 111,988,914 shares of common stock issued and 109,914,225 shares outstanding as of December 31, 2015. As of December 31, 2015, our largest shareholder, GCA, and its affiliates, owned 17,421,861 shares of our common stock. GCA and its affiliates currently have the effective power to control the vote on substantially all significant matters without the approval of other shareholders. Upon the conversion of their Preferred A Stock, GCA could own up to 21,699,359 shares of our common stock.

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

During the fourth quarter of 2015, there were no significant adjustments.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the updated framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our internal control over financial reporting was effective.

Item 9B. Other Information

None

 Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Shareholders.

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

10.5
Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.6
Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.7
Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.8
Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.9
Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.10	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.11
Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.12	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.13
$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

10.14	Credit Agreement with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.15	Revolving Note with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.16	$60,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 6, 2012

10.17
Second Amendment to Credit Agreement with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.18
Replacement and Consolidated Revolving Note with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.19
Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.20
Addendum to Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.21	$50,000 Promissory Note Agreement to Thomas Chorba dated May 29, 2014 (incorporated by reference to Exhibit 10.23 to the Form 10-K filed with the Commission on April 22, 2015)

10.22	$75,000 Repayment Agreement to TVT Capital, LLC dated May 30, 2014 (incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the Commission on April 22, 2015)

10.23	$100,000 Repayment Agreement to TVT Capital, LLC dated September 16, 2014 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed with the Commission on April 22, 2015)

10.24	$50,000 Merchant Sales Agreement to Entrepreneur Now, LLC dated October 24, 2014 (incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the Commission on April 22, 2015)

10.25	$20,000 Promissory Note Agreement to Dianna Parlontieri dated November 5, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the Commission on April 22, 2015)

10.26	$35,000 Factoring Agreement to Samson Partners, LLC dated November 18, 2014 (incorporated by reference to Exhibit 10.28 to the Form 10-K filed with the Commission on April 22, 2015)

10.27	$60,000 Factoring Agreement to Samson Partners, LLC dated January 15, 2015 (filed herewith)

10.28	$60,000 Factoring Agreement to Samson Partners, LLC dated March 6, 2015 (filed herewith)

10.29	$75,000 Factoring Agreement to Samson Partners, LLC dated April 16, 2015 (filed herewith)

10.30	$17,000 Line of Credit Agreement to Celtic Bank dated April 16, 2015 (filed herewith)

10.31	$250,000 Factoring Agreement to Samson Partners, LLC dated June 8, 2015 (filed herewith)

10.32	$75,000 Factoring Agreement to Samson Partners, LLC dated October 12, 2015 ((filed herewith)

23.1	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 30, 2016		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2016		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

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

	/s/ Richard A. Parlontieri	Dated: March 30, 2016
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer (Principal Executive Officer)

	/s/ William M. Hannan	Dated: March 30, 2016
By:	William M. Hannan, Director

	/s/ Michael E. Guirlinger	Dated: March 30, 2016
By:	Michael E. Guirlinger, Director

/s/ Richard A. Parlontieri
By:	Richard A. Parlontieri, Chief Financial Officer, Chief Accounting Officer and Secretary (Principal Financial and Accounting Officer )	Dated: March 30, 2016

EXHIBIT INDEX
3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

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

10.5
Stock Purchase Agreement between Speedemissions, Inc. and Mr. Sticker, Inc. dated June 30, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 6, 2005 and filed with the Commission on July 7, 2005)

10.6
Stock Purchase Agreement between Speedemissions, Inc., Just, Inc. and Michael Duncan and Steve Malmgren dated September 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 12, 2005 and filed with the Commission on September 13, 2005)

10.7
Exchange Agreement between Speedemissions, Inc. and Global Capital Funding Group LP dated October 14, 2005 (incorporated by reference to Exhibit 10.9 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.8
Exchange Agreement between Speedemissions, Inc. and GCA Strategic Investment Fund Limited dated October 14, 2005 (incorporated by reference to Exhibit 10.11 to Form 8-K dated November 21, 2005 and filed with the Commission on November 23, 2005)

10.9
Speedemissions, Inc. Amended and Restated 2005 Omnibus Stock Grant and Option Plan effective September 11, 2008 (incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on September 11, 2008)

10.10	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.11
Subscription and Securities Purchase Agreement between Speedemissions, Inc., and GCA Strategic Investment Fund dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 21, 2004 and filed with the Commission on January 29, 2004)

10.12	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.13
$55,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 11, 2010 (incorporated by reference to Exhibit 10.25 to Form 10-Q dated November 12, 2010 and filed with the Commission on November 12, 2010)

10.14	Credit Agreement with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.15	Revolving Note with TCA Global Credit Master Fund, LP dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to Form 8-K dated June 8, 2012 and filed with the Commission on June 13, 2012)

10.16	$60,000 Promissory Note to GCA Strategic Investment Fund Limited dated November 6, 2012

10.17
Second Amendment to Credit Agreement with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.18
Replacement and Consolidated Revolving Note with TCA Global Credit Master Fund, LP, dated October 23, 2013 (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 23, 2013 and filed with the Commission on October 25, 2013)

10.19
Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.20
Addendum to Sale Agreement with DEKRA Automotive North America, Inc., dated December 5, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on December 11, 2014, as amended on January 21, 2015)

10.21	$50,000 Promissory Note Agreement to Thomas Chorba dated May 29, 2014 (incorporated by reference to Exhibit 10.23 to the Form 10-K filed with the Commission on April 22, 2015)

10.22	$75,000 Repayment Agreement to TVT Capital, LLC dated May 30, 2014 (incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the Commission on April 22, 2015)

10.23	$100,000 Repayment Agreement to TVT Capital, LLC dated September 16, 2014 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed with the Commission on April 22, 2015)

10.24	$50,000 Merchant Sales Agreement to Entrepreneur Now, LLC dated October 24, 2014 (incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the Commission on April 22, 2015)

10.25	$20,000 Promissory Note Agreement to Dianna Parlontieri dated November 5, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the Commission on April 22, 2015)

10.26	$35,000 Factoring Agreement to Samson Partners, LLC dated November 18, 2014 (incorporated by reference to Exhibit 10.28 to the Form 10-K filed with the Commission on April 22, 2015)

10.27	$60,000 Factoring Agreement to Samson Partners, LLC dated January 15, 2015 (filed herewith)

10.28	$60,000 Factoring Agreement to Samson Partners, LLC dated March 6, 2015 (filed herewith)

10.29	$75,000 Factoring Agreement to Samson Partners, LLC dated April 16, 2015 (filed herewith)

10.30	$17,000 Line of Credit Agreement to Celtic Bank dated April 16, 2015 (filed herewith)

10.31	$250,000 Factoring Agreement to Samson Partners, LLC dated June 8, 2015 (filed herewith)

10.32	$75,000 Factoring Agreement to Samson Partners, LLC dated October 12, 2015 ((filed herewith)

23.1	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files