Form 10-Q
period 2016-03-31
SPEEDEMISSIONS INC
filed 2016-05-16
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
_____________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 109,914,225 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, including those described under Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, some of which are beyond the Company’s control and are difficult to predict. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company’s future results and shareholder values may differ materially from those expressed or forecast in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$64,009	$-
Notes receivable – current portion	53,748	56,200
Certificate and merchandise inventory	11,605	9,476
Other current assets	33,570	34,295

Total current assets	162,932	99,971
Property and equipment, net	77,464	92,933
Goodwill	390,985	390,985
Other assets	34,990	34,990
Total assets	$666,371	$618,879

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$20,451	$26,592
Notes payable	297,529	227,442
Accounts payable	691,038	744,827
Accrued liabilities	573,456	501,332
Current portion - capitalized lease obligations	17,229	27,326
Current portion – deferred rent	2,362	2,362
Total current liabilities	1,602,065	1,529,881
Capitalized lease obligations, net of current portion	9,914	10,688
Deferred rent	35,180	34,091
Total liabilities	1,647,159	1,574,660
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,988,914 issued with 109,914,225 shares outstanding at March 31, 2016 and December 31, 2015	111,919	111,919
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,831,904)	(21,806,897)
Total shareholders’ deficit	(5,560,134)	(5,535,127)
Total liabilities and shareholders’ deficit	$666,371	$618,879

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2016	2015
Revenue	$885,551	$832,803
Costs of revenue:
Cost of emission certificates	159,575	155,201
Store operating expenses	522,030	549,379
General and administrative expenses	171,146	206,393
(Gain) loss from disposal of non-strategic assets	(4,345)	786
Operating profit (loss)	37,145	(78,956)
Interest income (expense)
Interest income	755	755
Interest expense	(62,907)	(34,395)
Interest, net	(62,152)	(33,640)
Net loss	$(25,007)	$(112,596)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	109,914,225	108,964,225

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,007)	$(112,596)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	15,469	20,971
(Gain) loss from disposal of non-strategic assets	(4,345)	786
Changes in operating assets and liabilities:
Certificate and merchandise inventory	(2,129)	2,583
Other current assets	725	22,784
Other assets	(755)	35
Accounts payable and accrued liabilities	18,335	27,332
Other liabilities	1,089	978
Net cash provided by (used in) operating activities	3,382	(37,127)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,125)
Proceeds from notes receivable	3,207	18,208
Proceeds from asset sales	4,345	3,000
Net cash provided by investing activities	7,552	19,083
Cash flows from financing activities:
Proceeds from line of credit	2,594	-
Payments on line of credit	(8,735)	-
Proceeds from notes payable	150,761	113,148
Payments on notes payable	(80,673)	(104,604)
Payments on equipment financing obligations	-	(3,619)
Payments on capitalized leases	(10,872)	(8,610)
Net cash provided by (used in) financing activities	53,075	(3,685)
Net increase (decrease) in cash	64,009	(21,729)
Cash at beginning of period	-	21,729
Cash at end of period	$64,009	$-
Supplemental Information:
Cash paid during the period for interest	$62,907	$34,395

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

March 31, 2016
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,831,904 at March 31, 2016. We had a working capital deficit of $1,439,133 at March 31, 2016 compared to a working capital deficit of $1,429,910 at December 31, 2015.

Our revenues for the quarter ended March 31, 2016 and the fiscal years ended December 31, 2015 and 2014 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for the quarter ended March 31, 2016 and for the fiscal years ended December 31, 2015 and 2014 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Since April 1, 2015 and continuing to the date of this report, we have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.  As of May 6, 2016, we owed approximately $321,000 and $21,000 to the federal and Georgia state governments, respectively.  We proposed a payment plan to the federal government and made $10,000 payments on September 30, 2015, October 29, 2015 and January 12, 2016, respectively, but we have not reached an agreed payment schedule as of the date of this report.  We have made federal tax deposits for 2016 payroll periods through February 12, 2016; however have been unable to make any payments since that payroll date.   We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which required four monthly payments of approximately $5,000 each. All payments were made in accordance with the payment agreement.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we have been unable to make this payment to the state of Georgia and are subject to late payment penalties, in addition to interest until the delinquent taxes are paid.  However, we were able to make timely payment to the state of Georgia for the quarters ended December 31, 2015 and March 31, 2016.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At May 6, 2016, the outstanding balance on our revolving loan facility with CB was approximately $17,000 and our cash balances were approximately $13,000.

Our revenues during the years ended December 2015 and 2014, as well as the quarter ended March 31, 2016, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2015 and 2014, as well as the quarter ended March 31, 2016, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

Since April 1, 2015 and continuing to the date of this report, we have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks and sales taxes.  As of May 6, 2016, we owed approximately $321,000 and $21,000 to the federal and Georgia state governments, respectively.  We proposed a payment plan to the federal government and made $10,000 payments on September 30, 2015, October 29, 2015 and January 12, 2016, respectively, but we have not reached an agreed payment schedule as of the date of this report.  We have made federal tax deposits for 2016 payroll periods through February 12, 2016; however have been unable to make any payments to the federal government since that payroll date.   We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which required four monthly payments of approximately $5,000 each. All payments were made in accordance with the payment agreement.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  As of the date of this report, we have been unable to make this payment to the state of Georgia and are subject to late payment penalties, in addition to interest until the delinquent taxes are paid.  However, we were able to make timely payment to the state of Georgia for the quarters ended December 31, 2015 and March 31, 2016.

 Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 31, 2016, we operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (in Salt Lake City, Utah). We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these three regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

We use computerized emissions testing and safety inspections equipment that test vehicles for compliance with vehicle emissions and safety standards. We purchase or lease these computerized testing systems from state approved equipment vendors. Our revenues are mainly generated from the testing or inspection fees charged to the registered owner of the vehicle. As a service to our customers, we also sell automotive parts and supplies such as windshield wipers, taillight bulbs and gas caps at select locations. However, we do not provide automotive repair services.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections store model. Franchises are available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of March 31, 2016, we have sold no franchises.

On November 30, 2012, we completed the acquisition of certain operating assets comprising five emission testing centers owned by Auto Emissions Express, LLC (“AEE”), a Georgia corporation. At the time of the asset acquisition, AEE owned and operated 12 emission testing centers in the Atlanta, Georgia area, including the five emission testing centers that we purchased.

On April 11, 2013, we sold the assets comprising three of our Texas stores for $110,000.  We received $50,000 cash at closing and a note receivable for $60,000.  The principal amount of the note was payable in equal monthly payments over a 12-month period plus interest at 5.0% per annum.  This note was paid in full during the year ended December 31, 2014.

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

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note was payable in equal monthly payments over a 12-month period with no interest.  This note was paid in full during the year ended December 31, 2015.

On December 5, 2014, we sold the assets comprising five of our six Salt Lake City, Utah stores for $1,350,000 in cash.  After accounting for the sale of these five emissions testing centers, we now operate 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Note 4: Inventory

Inventory at March 31, 2016 consisted of certificate and merchandise inventory and was $10,257 and $1,348, respectively. Inventory at December 31, 2015 consisted of certificate and merchandise inventory and was $8,118 and $1,358, respectively.

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

During 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  The principal amount of the note was payable in equal monthly payments over a 12-month period with no interest.  The note was paid in full during the year ended December 31, 2015.

During 2015, we sold equipment for $2,000 in cash plus a note receivable of $2,496.  The principal amount of the note was payable in equal monthly payments over a 12-month period with no interest. The note was paid in full in January 2016.

The balance of notes receivable was $53,748 and $56,200 at March 31, 2016 and December 31, 2015, respectively.

Note 6: Property and Equipment

Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Buildings	$30,754	$30,754
Emission testing equipment	947,493	947,493
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	19,356
Leasehold improvements	158,757	158,757
	1,212,686	1,212,686
Less: accumulated depreciation and amortization	1,135,222	1,119,753

	$77,464	$92,933

 Note 7: Accrued Liabilities

Accrued liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Professional fees	$77,755	$61,758
Accrued payroll	389,197	298,698
Accrued property taxes	42,872	39,838
Other	63,632	101,038
	$573,456	$501,332

Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note was subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note has been extended annually since the first renewal date.  The most recent renewal of the Note was on November 6, 2015, establishing a new maturity date of November 6, 2016. The Note had a balance due of $60,000 on March 31, 2016 and December 31, 2015.

Promissory Note Agreements

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had principal due of $20,000 on March 31, 2016 and December 31, 2015, respectively.

Daily Payment Note Agreements

On March 6, 2015, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance on March 31, 2016.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the remaining balance on October 12, 2015 and, as a result, there was no outstanding balance on March 31, 2016.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The Company repaid the remaining balance on January 8, 2016 and, as a result, there was no outstanding balance on March 31, 2016 compared to a balance of $90,160 on December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $469 on each available banking day during the term of the agreement which represents a fee rate of 35.0%.  The agreement had a balance due of $35,743 and $57,282 on March 31, 2016 and December 31, 2015, respectively.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,279 on each available banking day during the term of the agreement which represents a fee rate of 37.0%.  The agreement had a balance due of $181,786 on March 31, 2016.

Revolving Credit Facility

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Currently our borrowing limit with CB is $33,200.  The revolving loan agreement had a balance due of $20,451 and $26,592 on March 31, 2016 and December 31, 2015, respectively.

Note 9: Net Loss Per Share

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

The following table sets forth the computation for basic and diluted net loss per share for the three month periods ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31
	2016	2015
Net loss (A)	$(25,007)	$(112,596)

Weighted average common shares - basic (B)	109,914,225	108,964,225
Effect of dilutive securities:
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—
Weighted average common shares - diluted (C)	109,914,225	108,964,225
Net loss per share - basic (A/B)	$(0.00)	$(0.00)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)

(1)
As a result of the Company’s net loss for the three month periods ended March 31, 2016 and 2015, aggregate Common Stock Equivalents of 426,000 and 431,000, respectively, issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month periods ended March 31, 2016 and 2015, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the three month periods ended March 31, 2016 and 2015, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month periods ended March 31, 2016 and 2015. These Common Stock Equivalents could be dilutive in future periods.

Note 10: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible, redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of March 31, 2016 and December 31, 2015. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three month period ended March 31, 2016.  The Company had 109,914,225 common shares outstanding as of March 31, 2016.

Note 11: Share-Based Compensation

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

There was no share based compensation expense during the three months ended March 31, 2016 and 2015. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth options outstanding under the Company’s stock option plans during the three month period ended March 31, 2016.  The Company did not grant stock options in the three months ended March 31, 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2015	59,000	$0.61
Granted	—	—	—
Expired	5,000	1.00
Options outstanding at March 31, 2016	54,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2016 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

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

As of March 31, 2016, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the three months ended March 31, 2016 and 2015.

There were 54,000 and 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2016 and December 31, 2015, respectively. There were no options granted under these plans during the three month period ended March 31, 2016. There were no options exercised during the three month periods ended March 31, 2016 and 2015.

Stock Warrants

There were 372,000 common stock warrants outstanding as of March 31, 2016, and there were no warrants granted or exercised during the three month period ended March 31, 2016.

Note 12: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2016 and 2015, as the Company has sufficient net operating loss carry forwards to offset taxable income.

Note 13: Contingencies

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

 ITEM 2                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2016 and 2015

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating results for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31		Percentage Change
	2016	2015
Revenue	$885,551	$832,803	6.3%
Cost of emission certificates	159,575	155,201	2.8%
Store operating expenses	522,030	549,379	(5.0%)
General and administrative expenses	171,146	206,393	(17.1%)
(Gain) loss from disposal of non-strategic assets	(4,345)	786	n/a
Operating profit (loss)	$37,145	$(78,956)	147.0%

Revenue. Revenue increased $52,748 or 6.3% to $885,551 for the three month period ended March 31, 2016 compared to $832,803 for the three month period ended March 31, 2015. The $52,748 increase in revenue was primarily due to an increase in same store revenue of $54,912 or 6.6% during the three months ended March 31, 2016, slightly reduced by a $2,164 decrease in closed store revenue.

Cost of emission certificates. Cost of emission certificates increased $4,374 or 2.8% for the three month period ended March 31, 2016 and was $159,575, or 18.0% of revenues, compared to $155,201, or 18.6% of revenues, for the three month period ended March 31, 2015. The $4,374 increase was a direct result of the increase in revenues during the three month period ended March 31, 2016.

Store operating expenses. Store operating expenses decreased $27,349 or 5.0% for the three month period ended March 31, 2016 and was $522,030, or 58.9% of revenues, compared to $549,379, or 66.0% of revenues, for the three month period ended March 31, 2015. The $27,349 decrease in store operating expenses was primarily due to declines in property insurance expense and rent expense of $12,780 and $8,622, respectively.

General and administrative expenses. Our general and administrative expenses decreased $35,247 or 17.1% to $171,146 for the three month period ended March 31, 2016 from $206,393 for the three month period ended March 31, 2015. The decrease in general and administrative expenses during the three month period March 31, 2016 was primarily due to decreases of $25,513 in legal and accounting fees, $4,281 in late payment penalties and $3,459 in employee compensation.

Operating results. Our operating profit increased by $116,101 in the three month period ended March 31, 2016 and was $37,145 compared to an operating loss of ($78,956) in the three month period ended March 31, 2015. The increase in our operating profit was primarily due to the increase in revenues coupled with declines in store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Operating profit (loss)	$37,145	$(78,956)
Interest income	755	755
Interest expense	(62,907)	(34,395)
Net loss	$(25,007)	$(112,596)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	109,914,225	108,964,225

The Company incurred net interest expense of $62,152 and $33,640 during the three month periods ended March 31, 2016 and 2015, respectively.  The increase of $28,512 in net interest expense during the quarter ended March 31, 2016, compared to 2015, was primarily the result of $27,910 in additional interest expense recorded in the current quarter resulting from the advanced payoff of the June 8, 2015 SP revenue-based factoring agreement in January 2016.

Net loss and basic and diluted loss per common share. Net loss was ($25,007) and ($112,596) in the three month periods ended March 31, 2016 and 2015, respectively. Basic and diluted net loss per share was ($0.00) in the three month periods ended March 31, 2016 and 2015.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $64,009 during the three months ended March 31, 2016, primarily due to  $53,075 in net cash provided by financing activities, while our total liabilities increased by $72,499. Our total liabilities increased mainly due to a $44,852 increase in payroll tax liability to the federal government and a $42,611 increase in wages payable. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2016.

As described above, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Currently our borrowing limit with CB is $33,200.  At May 6, 2016, the outstanding balance on our revolving loan facility with CB was approximately $17,000 and our cash balances were approximately $13,000.

For the three months ended March 31, 2016, operating activities provided net cash of $3,382.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the three months ended March 31, 2016, our net cash provided by operating activities was $3,382 compared to net cash used in operating activities of $37,127 in the three months ended March 31, 2015. Positive operating cash flows during the three months ended March 31, 2015 were primarily created by an $18,335 increase in accounts payable and accrued liabilities plus depreciation and amortization of $15,469 offset by a net loss of $25,007.

Negative operating cash flows during the three months ended March 31, 2015 were primarily created by an $112,596 operating loss partially offset by a $27,332 increase in accounts payable and accrued liabilities, a $22,784 decrease in other current assets plus depreciation and amortization of $20,971.

Sources and Uses of Cash

Net cash provided by investing activities was $7,552 for the three months ended March 31, 2016 compared to net cash provided by investing activities of $19,083 for the three months ended March 31, 2015. The net cash provided by investing activities during the three months ended March 31, 2016 was the result of $3,207 in proceeds from notes receivable plus $4,345 in proceeds from asset sales. The net cash provided by investing activities during the three months ended March 31, 2015 was primarily the result of $18,208 in proceeds from notes receivable reduced by $2,125 used for purchases of property and equipment.

Net cash provided by financing activities was $53,075 during the three months ended March 31, 2016, compared to $3,685 used in financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2016, we had net proceeds of $70,088 from notes payable reduced by principal payments of $10,872 on capital leases and net payments of $6,141 on our line of credit.  During the three months ended March 31, 2015, we had net proceeds of $8,544 from notes payable reduced by principal payments of $3,619 and $8,610 on equipment financing obligations and capital leases, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 16, 2016	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)