Form 10-Q
period 2016-06-30
SPEEDEMISSIONS INC
filed 2016-08-12
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016 there were 109,914,225 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$90,340	$-
Notes receivable – current portion	-	56,200
Certificate and merchandise inventory	8,064	9,476
Other current assets	34,643	34,295
Total current assets	133,047	99,971
Property and equipment, net	63,389	92,933
Goodwill	390,985	390,985
Other assets	34,990	34,990

Total assets	$622,411	$618,879

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$11,108	$26,592
Notes payable	384,521	227,442
Accounts payable	659,674	744,827
Accrued liabilities	527,834	501,332
Current portion - capitalized lease obligations	3,045	27,326
Current portion – deferred rent	2,362	2,362
Total current liabilities	1,588,544	1,529,881
Capitalized lease obligations, net of current portion	9,110	10,688
Deferred rent	34,827	34,091
Total liabilities	1,632,481	1,574,660
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000…	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,038,914 issued, with 109,914,225 shares outstanding at June 30, 2016 and December 31, 2015…	111,919	111,919
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,861,186)	(21,806,897)
Total shareholders’ deficit	(5,589,416)	(5,535,127)
Total liabilities and shareholders’ deficit	$622,411	$618,879

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenue	$841,797	$794,860	$1,727,348	$1,627,664
Costs of operations:
Cost of emission certificates	149,958	148,449	309,533	303,651
Store operating expenses	514,292	565,160	1,036,322	1,114,539
General and administrative expenses	159,488	261,068	330,633	467,461
Loss (gain) on sale of non-strategic assets	3,482	-	(862)	786
Operating profit (loss)	14,577	(179,817)	51,722	(258,773)
Interest income (expense)
Interest income	252	755	1,007	1,510
Interest expense	(44,111)	(67,770)	(107,018)	(102,165)
Interest expense, net	(43,859)	(67,015)	(106,011)	(100,655)
Net loss	$(29,282)	$(246,832)	$(54,289)	$(359,428)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	109,914,225	108,964,225	109,914,225	108,964,225

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(54,289)	$(359,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,544	39,169
(Gain) loss on sale of non-strategic assets	(862)	786
Changes in operating assets and liabilities:
Certificate and merchandise inventory	1,411	3,730
Other current assets	(348)	38,871
Other assets	(1,007)	(2,220)
Accounts payable and accrued liabilities	(58,652)	162,268
Other liabilities	737	1,743
Net cash used in operating activities	(83,466)	(115,081)
Cash flows from investing activities:
Proceeds from notes receivable	51,208	31,832
Proceeds from asset sales	6,862	3,000
Purchases of property and equipment	-	(2,125)
Net cash provided by investing activities	58,070	32,707
Cash flows from financing activities:
Proceeds from line of credit	2,594	29,000
Payments on line of credit	(18,077)	(6,380)
Proceeds from notes payable	329,608	438,148
Payments on notes payable	(172,529)	(247,858)
Payments on equipment financing obligations	-	(7,522)
Payments on capitalized leases	(25,860)	(17,593)
Net cash provided by financing activities	115,736	187,795
Net increase in cash	90,340	105,421
Cash at beginning of period	-	21,729
Cash at end of period	$90,340	$127,150
Supplemental Information:
Cash paid during the period for interest	$107,018	$102,165
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$-	$2,496

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

June 30, 2016
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,861,186 at June 30, 2016. We had a working capital deficit of $1,455,497 at June 30, 2016 compared to a working capital deficit of $1,429,910 at December 31, 2015.

Our revenues for the six months ended June 30, 2016 and the fiscal years ended December 31, 2015 and 2014 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for the six months ended June 30, 2016 and for the fiscal years ended December 31, 2015 and 2014 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

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

We have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes from April 1, 2015 through December 31, 2 015. We also are in arrears during the same period to the state of Georgia for income taxes withheld from employee paychecks.  As of August 5, 2016, we owed approximately $240,000 and $5,000 for 2015 payroll tax obligations to the federal and Georgia state governments, respectively.  We proposed a payment plan to the federal government and made payments of $10,000 on September 30, 2015, October 29, 2015 and January 12, 2016, but we have not reached an agreed payment schedule for the remainder of our 2015 federal payroll tax obligations as of the date of this report. However, we have made all federal tax deposits for 2016 payroll periods. We reached a payment agreement with the state of Georgia for the quarter ended June 30, 2015, which required four monthly payments of approximately $5,000 each. All payments were made in accordance with the payment agreement.  We were required to pay the state of Georgia for withholding taxes for the quarter ended September 30, 2015, in the approximate amount of $14,500, by October 31, 2015.  We reached a payment agreement with the state of Georgia for the quarter ended September 30, 2015, which required four monthly payments of approximately $5,100 each. All payments, to the date of this report, were made in accordance with the payment agreement.  In addition, we were able to make payments to the state of Georgia for all payroll tax obligations subsequent to September 30, 2015.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At August 5, 2016, the outstanding balance on our revolving loan facility with CB was approximately $24,000 and our cash balances were approximately $9,000.

Our revenues during the years ended December 2015 and 2014, as well as the six months ended June 30, 2016, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2015 and 2014, as well as the six months ended June 30, 2016, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of June 30, 2016, we operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (in Salt Lake City, Utah). We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these three regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections store model. Franchises are available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of June 30, 2016, we have sold no franchises.

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

Note 4: Inventory

Inventory at June 30, 2016 consisted of certificate and merchandise inventory and was $6,693 and $1,371, respectively. Inventory at December 31, 2015 consisted of certificate and merchandise inventory and was $8,118 and $1,358, respectively.

Note 5: Notes Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located. Under the provisions of the settlement agreement, the Company will receive the sum of $125,000 payable in monthly installments of $1,000 per month for 72 months. The balance of $53,000 will be due and payable to the Company on June 1, 2016. The note receivable is collateralized by a second lien on property owned by the former manager. The note receivable and gain from the settlement was computed and recorded at its present value of $106,881 using an interest rate equal to prime rate plus 0.5%, which was 3.75%, which approximates rates offered in the market for notes receivable with similar terms and conditions. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.  On May 6, 2016, in consideration of a payment of $47,000, the Company agreed to cancel the note as paid in full, recording a loss of $6,000.

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

There was no outstanding balance on notes receivable as of June 30, 2016.  The balance of notes receivable was $56,200 December 31, 2015.

Note 6: Property and Equipment

Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Buildings	$30,754	$30,754
Emission testing equipment	809,307	947,493
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	19,356
Leasehold improvements	158,757	158,757
	1,074,500	1,212,686
Less: accumulated depreciation and amortization	1,011,111	1,119,753
	$63,389	$92,933

Note 7: Accrued Liabilities

Accrued liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Professional fees	$76,254	$61,758
Accrued payroll	356,828	298,698
Accrued property taxes	45,828	39,838
Other	48,924	101,038
	$527,834	$501,332

 Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note was subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note has been extended annually since the first renewal date.  The most recent renewal of the Note was on November 6, 2015, establishing a new maturity date of November 6, 2016. The Note had a balance due of $60,000 on June 30, 2016 and December 31, 2015.

Promissory Note Agreements

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had principal due of $20,000 on June 30, 2016 and December 31, 2015, respectively.

Daily Payment Note Agreements

On March 6, 2015, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance on June 30, 2016 or December 31, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the remaining balance on October 12, 2015 and, as a result, there was no outstanding balance on June 30, 2016 or December 31, 2015.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The Company repaid the remaining balance on January 8, 2016 and, as a result, there was no outstanding balance on June 30, 2016 compared to a balance of $90,160 on December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $469 on each available banking day during the term of the agreement which represents a fee rate of 35.0%.  The Company repaid the remaining balance on May 31, 2016 and, as a result, there was no outstanding balance on June 30, 2016 compared to a balance of $57,282 on December 31, 2015.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,279 on each available banking day during the term of the agreement which represents a fee rate of 37.0%.  The agreement had a balance due of $122,037 on June 30, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  A portion of the proceeds were used to pay off the October 12, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,035 on each available banking day during the term of the agreement which represents a fee rate of 30.0%. The agreement had a balance due of $182,484 on June 30, 2016.

Revolving Credit Facility

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Currently our borrowing limit with CB is $33,200.  The revolving loan agreement had a balance due of $11,108 and $26,592 on June 30, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation for basic and diluted net loss per share for the three and six-month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net loss (A)	$(29,282)	$(246,832)	$(54,289)	$(359,428)

Weighted average common shares - basic (B)	109,914,225	108,964,225	109,914,225	108,964,225
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	109,914,225	108,964,225	109,914,225	108,964,225
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)	As a result of the Company’s net loss for the three and six-month periods ended June 30, 2016 and 2015, aggregate Common Stock Equivalents of 426,000 and 431,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six-month periods ended June 30, 2016 and 2015, respectively. These Common Stock Equivalents could be dilutive in future periods.
(2)	As a result of the Company’s net loss in the three and six-month periods ended June 30, 2016 and 2015, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and six-month periods ended June 30, 2016 and 2015. These Common Stock Equivalents could be dilutive in future periods.

Note 10: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of June 30, 2016 and December 31, 2015. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three or six month period ended June 30, 2016.  The Company had 109,914,225 common shares outstanding as of June 30, 2016.

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

There was no share based compensation expense during the three or six months ended June 30, 2016 and 2015. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the six-month period ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2015	59,000	$0.61
Granted	—	—	—
Expired	5,000	1.00
Options outstanding at June 30, 2016	54,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2016 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options during the six months ended June 30, 2016.

As of June 30, 2016, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the six months ended June 30, 2016 and 2015.

There were 54,000 and 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of June 30, 2016 and December 31, 2015, respectively. There were no options granted under these plans during the six month period ended June 30, 2016. There were no options exercised during the six-month periods ended June 30, 2016 and 2015.

Stock Warrants

There were 372,000 common stock warrants outstanding as of June 30, 2016, and there were no warrants granted or exercised during the six month period ended June 30, 2016.

Note 12: Income Taxes

No provision for income taxes has been reflected for the three- and six-month periods ended June 30, 2016 and 2015 as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2016 and 2015

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, loss from disposal of non-strategic assets and operating results for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 were as follows:

	Three Months Ended June 30		Percentage
	2016	2015	Change
Revenue	$841,797	$794,860	5.9%
Cost of emission certificates	149,958	148,449	1.0%
Store operating expenses	514,292	565,160	(9.0%)
General and administrative expenses	159,488	261,068	(38.9%)
Loss from sale of non-strategic assets	3,482	-	100.0%
Operating profit (loss)	$14,577	$(179,817)	108.1%

Revenue. Revenue increased $46,937 or 5.9% to $841,797 for the three month period ended June 30, 2016 compared to $794,860 for the three month period ended June 30, 2015. The $46,937 increase in revenue was primarily due to pricing increases in certain Georgia stores and increased emission tests performed during the three months ended June 30, 2016.

 Cost of emission certificates. Cost of emission certificates increased $1,509 or 1.0% for the three month period ended June 30, 2016 and was $149,958, or 17.8% of revenues, compared to $148,449, or 18.7% of revenues, for the three month period ended June 30, 2015. The $1,509 increase was a direct result of increased emission tests performed during the three month period ended June 30, 2016.

Store operating expenses. Store operating expenses decreased $50,868 or 9.0% for the three month period ended June 30, 2016 and was $514,292, or 61.1% of revenues, compared to $565,160, or 71.1% of revenues, for the three month period ended June 30, 2015. The $50,868 decrease in store operating expenses was primarily due to declines in wages, property insurance expense and rent expense of $10,029, $9,981 and $6,161, respectively.

General and administrative expenses. Our general and administrative expenses decreased $101,580 or 38.9% to $159,488 for the three month period ended June 30, 2016 from $261,068 for the three month period ended June 30, 2015. The decrease in general and administrative expenses during the three month period June 30, 2016 was primarily due to a decrease of $47,812 in legal and accounting fees and $18,345 in income resulting from early cancellation of an equipment lease by the lessor due to the obsolesce of the testing equipment underlying the lease.

Gain from disposal of non-strategic assets. We recorded a loss of $3,482 from sales of non-strategic assets in the three month period ended June 30, 2016, and did not record any sales of non-strategic assets in the three month period ended June 30, 2015.

           Operating results. Our operating profit increased by $194,394 in the three-month period ended June 30, 2016 to $14,577 compared to an operating loss of ($179,817) in the three month period ended June 30, 2015. The increase in our operating profit was primarily due to the increase in revenues coupled with declines in store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three-month period ended June 30, 2016 as compared to the three month period ended June 30, 2015 is as follows:

	Three Months Ended June 30,
	2016	2015
Operating profit (loss)	$14,577	$(179,817)
Interest income	252	755
Interest expense	(44,111)	(67,770)
Net loss	$(29,282)	$(246,832)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	109,914,225	108,964,225

           The Company incurred net interest expense of $43,859 and $67,015 during the three month periods ended June 30, 2016 and 2015, respectively.  The decrease of $23,156 in net interest expense during the quarter ended June 30, 2016 compared to 2015 was primarily the result of $17,077 in additional interest expense recorded in the quarter ended June 30, 2015 resulting from the advanced payoff of a SP revenue-based factoring agreement in June 2015.

           Net loss and basic and diluted loss per share. Net loss was ($29,282) and ($246,832) in the three month period ended June 30, 2016 and 2015, respectively. Basic and diluted net loss per share was ($0.00) for both the three month periods ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016 and 2015

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain and loss from disposal of non-strategic assets and operating results for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 were as follows:

	Six Months Ended June 30
	2016	2015	Percentage Change
Revenue	$1,727,348	$1,627,664	6.1%
Cost of emission certificates	309,533	303,651	1.9%
Store operating expenses	1,036,322	1,114,539	(7.0%)
General and administrative expenses	330,633	467,461	(29.3%)
(Gain) loss from sale of non-strategic assets	(862)	786	209.7%
Operating profit (loss)	$51,722	$(258,773)	120.0%

Revenue. Revenue increased $99,684 or 6.1% to $1,727,348 for the six month period ended June 30, 2016 compared to $1,627,664 for the six month period ended June 30, 2015. The $99,684 increase in revenue was primarily due to an increase in same store revenue of $101,869 or 6.3% during the six months ended June 30, 2016, slightly reduced by a $2,164 decrease in closed store revenue.  The increase in revenue was primarily due to pricing increases in certain Georgia stores and increased emission tests performed during the six months ended June 30, 2016.

Cost of emission certificates. Cost of emission certificates increased $5,882 or 1.9% for the six month period ended June 30, 2016 and was $309,533, or 17.9% of revenues, compared to $303,651, or 18.7% of revenues, for the six month period ended June 30, 2015. The $5,882 increase was a direct result of increased emission tests performed during the six month period ended June 30, 2016.

Store operating expenses. Store operating expenses decreased $78,217 or 7.0% for the six month period ended June 30, 2016 to $1,036,322, or 60.0% of revenues, compared to $1,114,539, or 68.5% of revenues, for the six month period ended June 30, 2015. The $78,217 decrease in store operating expenses was primarily due to declines in property insurance expense, rent expense and wages of $22,761, 14,783 and $12,164, respectively.

General and administrative expenses. Our general and administrative expenses decreased $136,828 or 29.3% to $330,633 for the six month period ended June 30, 2016 from $467,461 for the six month period ended June 30, 2015. The decrease in general and administrative expenses during the six month period June 30, 2016 was primarily due to a decrease $73,325 in legal and accounting fees and $18,345 in income resulting from early cancellation of an equipment lease by the lessor due to the obsolesce of the testing equipment underlying the lease.

Gain from sale of non-strategic assets. We recorded a gain of $862 from sales of non-strategic assets in the six month period ended June 30, 2016, compared to a loss of $786 from sales of non-strategic assets in the six month period ended June 30, 2015.

Operating results. Our operating profit increased by $310,495 in the six month period ended June 30, 2016 to $51,722 compared to an operating loss of ($258,773) in the six month period ended June 30, 2015. The increase in our operating profit was primarily due to the increase in revenues coupled with declines in store operating expenses and general and administrative expenses.

 Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Operating profit (loss)	$51,722	$(258,773)
Interest income	1,007	1,510
Interest expense	(107,018)	(102,165)
Net loss	$(54,289)	$(359,428)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	109,914,225	108,964,225

The Company incurred net interest expense of $106,011 and $100,655 during the six month periods ended June 30, 2016 and 2015, respectively.  The increase of $5,356 in net interest expense during the six months ended June 30, 2016 compared to 2015 was primarily the result increased interest acceleration costs resulting from early payoffs of certain SP revenue-based factoring agreement in the six months ended June 30, 2016.

Net loss and basic and diluted net loss per share. Net loss was ($54,289) and ($359,428) in the six month periods ended June 30, 2016 and 2015, respectively. Basic and diluted net loss per share was ($0.00) for both the six month periods ended June 30, 2016 and 2015.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $90,340 during the six months ended June 30, 2016, primarily due to $115,736 in net cash provided by financing activities, while our total liabilities increased by $57,821. Our total liabilities increased mainly due to a $157,079 increase notes payable, partially offset by an $85,153 decrease in accounts payable. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2016.

As described above, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At August 5, 2016, the outstanding balance on our revolving loan facility with CB was approximately $24,000 and our cash balances were approximately $9,000.

For the six months ended June 30, 2016, operating activities used net cash of $83,466.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the six months ended June 30, 2016, our net cash used in operating activities was $83,466 compared to net cash used in operating activities of $115,081 in the six months ended June 30, 2015. Negative operating cash flows during the six months ended June 30, 2016 were primarily created by a $54,289 operating loss plus a $58,652 decrease in accounts payable and accrued liabilities partially offset by depreciation and amortization of $29,544.

Negative operating cash flows during the six months ended June 30, 2015 were primarily created by a $359,428 operating loss partially offset by a $162,268 increase in accounts payable and accrued liabilities, a $38,871 decrease in other current assets plus depreciation and amortization of $39,169.

Sources and Uses of Cash

Net cash provided by investing activities was $58,070 for the six months ended June 30, 2016 compared to net cash provided by investing activities of $32,707 for the six months ended June 30, 2015. The net cash provided by investing activities during the six months ended June 30, 2016 was primarily the result of $51,208 in proceeds from notes receivable. The net cash provided by investing activities during the six months ended June 30, 2015 was primarily the result of $31,832 in proceeds from notes receivable.

Net cash provided by financing activities for the six months ended June 30, 2016 was $115,736 compared to net cash provided by financing activities of $187,795 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we had net proceeds of $157,079 from notes payable reduced by principal payments of $25,860 on capital leases. During the six months ended June 30, 2015, we had net proceeds of $190,280 from notes payable reduced by principal payments of $7,522 and $17,593 on equipment financing obligations and capital leases, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: August 12, 2016	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2016	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)