Form 10-Q
period 2016-09-30
SPEEDEMISSIONS INC
filed 2016-11-10
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 109,914,225 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$61,566	$-
Notes receivable – current portion	-	56,200
Certificate and merchandise inventory	9,435	9,476
Other current assets	59,288	34,295
Total current assets	130,289	99,971
Property and equipment, net	49,926	92,933
Goodwill	390,985	390,985
Other assets	35,409	34,990
Total assets	$606,609	$618,879

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$25,737	$26,592
Notes payable	407,468	227,442
Accounts payable	691,569	744,827
Accrued liabilities	472,595	501,332
Current portion - capitalized lease obligations	3,159	27,326
Current portion – deferred rent	2,362	2,362
Total current liabilities	1,602,890	1,529,881
Capitalized lease obligations, net of current portion	8,277	10,688
Deferred rent	36,587	34,091
Total liabilities	1,647,754	1,574,660
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000…	4,579,346	4,579,346

Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 111,988,914 issued, with 109,914,225 shares outstanding at September 30, 2016 and December 31, 2015	111,919	111,919
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,892,261)	(21,806,897)
Total shareholders’ deficit	(5,620,491)	(5,535,127)
Total liabilities and shareholders’ deficit	$606,609	$618,879

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$900,640	$846,082	$2,627,988	$2,473,746
Costs of operations:
Cost of emission certificates	159,360	150,543	468,893	454,193
Store operating expenses	526,684	533,808	1,563,006	1,648,347
General and administrative expenses	179,181	180,068	509,814	647,529
(Gain) loss on sale of non-strategic assets	-	(500)	(862)	286
Operating income (loss)	35,415	(17,837)	87,137	(276,609)
Interest income (expense)
Interest income	-	755	1,007	2,265
Interest expense	(66,490)	(43,934)	(173,508)	(146,100)
Interest expense, net	(66,490)	(43,179)	(172,501)	(143,835)
Net loss	$(31,075)	$(61,016)	$(85,364)	$(420,444)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	109,914,225	108,964,225	109,914,225	108,964,225

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(85,364)	$(420,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,007	56,650
(Gain) loss on sale of non-strategic assets	(862)	286
Changes in operating assets and liabilities:
Certificate and merchandise inventory	40	2,243
Other current assets	(24,993)	55,073
Other assets	(1,425)	(2,975)
Accounts payable and accrued liabilities	(81,996)	218,579
Other liabilities	2,497	(3,011)
Net cash used in operating activities	(149,096)	(93,599)
Cash flows from investing activities:
Proceeds from notes receivable	51,208	35,664
Proceeds from asset sales	6,862	3,500
Purchases of property and equipment	-	(2,125)
Net cash provided by investing activities	58,070	37,039
Cash flows from financing activities:
Proceeds from line of credit	27,594	29,000
Payments on line of credit	(28,448)	(21,210)
Proceeds from notes payable	462,653	438,148
Payments on notes payable	(282,627)	(365,252)
Payments on equipment financing obligations	-	(10,292)
Payments on capitalized leases	(26,580)	(26,965)
Net cash provided by financing activities	152,592	43,429
Net increase (decrease) in cash	61,566	(13,131)
Cash at beginning of period	-	21,729
Cash at end of period	$61,566	$8,598
Supplemental Information:
Cash paid during the period for interest	$173,508	$146,100
Supplemental Disclosure of Non-Cash Activity:
Note receivable from sale of assets	$-	$2,496

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

September 30, 2016
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,892,261 at September 30, 2016. We had a working capital deficit of $1,472,601 at September 30, 2016 compared to a working capital deficit of $1,429,910 at December 31, 2015.

Our revenues for the nine months ended September 30, 2016 and the fiscal years ended December 31, 2015 and 2014 were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores. Our revenues for the nine months ended September 30, 2016 and for the fiscal years ended December 31, 2015 and 2014 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

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

We have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes from April 1, 2015 through December 31, 2015. As of November 4, 2016, we owed approximately $233,000 for 2015 payroll tax obligations to the federal government.  We proposed a payment plan to the federal government and made payments totaling approximately $41,500 from September 30, 2015 through October 31, 2016, but we have not reached an agreed payment schedule for the remainder of our 2015 federal payroll tax obligations as of the date of this report. However, we made all federal tax deposits for 2016 payroll periods through September 30, 2016, but have not made payments for three fourth quarter 2016 payrolls for which the obligation to the federal government totals approximately $36,000.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At November 4, 2016, the outstanding balance on our revolving loan facility with CB was approximately $30,000 and our cash balances were approximately $0.

Our revenues during the years ended December 2015 and 2014, as well as the nine months ended September 30, 2016, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the years ended December 31, 2015 and 2014 and the nine months ended September 30, 2016, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of September 30, 2016, we operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri) and Just Emissions (in Salt Lake City, Utah). We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these three regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections store model. Franchises are available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of September 30, 2016, we have sold no franchises.

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

Note 4: Inventory

Inventory at September 30, 2016 consisted of certificate and merchandise inventory and was $8,060 and $1,375, respectively. Inventory at December 31, 2015 consisted of certificate and merchandise inventory and was $8,118 and $1,358, respectively.

Note 5: Notes Receivable

On September 14, 2010, the Company settled a lawsuit originally filed in 2006 against a former manager. The Company alleged the manager, while employed by the Company, breached his fiduciary duty by purchasing property in Texas where one of the Company’s testing facilities he managed was located. Under the provisions of the settlement agreement, the Company was to receive a sum of $125,000 payable in monthly installments of $1,000 per month for 72 months. The balance of $53,000 was due and payable to the Company on June 1, 2016. The Company recognized a gain from the legal settlement in the amount of $106,881 during 2010.  On May 6, 2016, in consideration of a payment of $47,000, the Company agreed to cancel the note as paid in full, recording a loss of $6,000.

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

There was no outstanding balance on notes receivable as of September 30, 2016.  The balance of notes receivable was $56,200 as of December 31, 2015.

Note 6: Property and Equipment

Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Buildings	$30,754	$30,754
Emission testing equipment	809,307	947,493
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	19,356
Leasehold improvements	158,757	158,757
	1,074,500	1,212,686
Less: accumulated depreciation and amortization	1,024,574	1,119,753
	$49,926	$92,933

Note 7: Accrued Liabilities

Accrued liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Professional fees	$50,986	$61,758
Accrued payroll	331,368	298,698
Accrued property taxes	39,152	39,838
Other	51,089	101,038
	$472,595	$501,332

Accrued payroll liabilities at September 30, 2016 includes past due payroll tax payments, including related penalties and interest, due to the federal government in the approximate amount of $244,000. See Note 1 Going concern for additional information.

 Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”), in consideration for 4,000,000 warrants to purchase the Company’s common stock at $0.016 per share, as amended. The Note has been extended annually since the first renewal date.  The most recent renewal of the Note was on November 6, 2015, establishing a new maturity date of November 6, 2016. The Note had a balance due of $60,000 on September 30, 2016 and December 31, 2015.  The warrants were exercised by GCA on April 18, 2011.

Promissory Note Agreements

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The promissory note had a principal balance due of $20,000 on September 30, 2016 and December 31, 2015.

Daily Payment Note Agreements

On March 6, 2015, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $60,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $76,800 by June 16, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $1,169 on each available banking day during the term of the agreement which represented a fee rate of 28.0%.  The Company repaid the remaining balance on June 16, 2015 and, as a result, there was no outstanding balance on September 30, 2016 or December 31, 2015.

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the balance of the loan on October 12, 2015 and, as a result, there was no outstanding balance on September 30, 2016 or December 31, 2015.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on January 8, 2016 and, as a result, there was no outstanding balance on September 30, 2016 compared to a balance of $90,160 on December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on May 31, 2016 and, as a result, there was no outstanding balance on September 30, 2016 compared to a balance of $57,282 on December 31, 2015.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on September 23, 2016 and, as a result, there was no outstanding balance on September 30, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  A portion of the proceeds were used to pay off the October 12, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,035 on each available banking day during the term of the agreement which represents a fee rate of 30.0%. The agreement had a balance due of $131,531 on September 30, 2016.

On September 16, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $270,000 by September 10, 2017.  A portion of the proceeds were used to pay off the January 5, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,097 on each available banking day during the term of the agreement which represents a fee rate of 35.0%. The agreement had a balance due of $195,937 on September 30, 2016.

Revolving Credit Facility

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Currently our borrowing limit with CB is $33,200.  The revolving loan agreement had a balance due of $25,737 and $26,592 on September 30, 2016 and December 31, 2015, respectively.

Note 9: Net Loss per Common Share

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

The following table sets forth the computation for basic and diluted net loss per share for the three and nine month periods ended September 30, 2016, and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss (A)	$(31,075)	$(61,016)	$(85,364)	$(420,444)

Weighted average common shares - basic (B)	109,914,225	108,964,225	109,914,225	108,964,225
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	109,914,225	108,964,225	109,914,225	108,964,225
Net loss per share - basic (A/B)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)	As a result of the Company’s net loss for the three and nine-month periods ended September 30, 2016 and 2015, aggregate Common Stock Equivalents of 426,000 and 431,000 issuable under stock option plans and stock warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine-month periods ended September 30, 2016 and 2015, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)	As a result of the Company’s net loss in the three and nine-month periods ended September 30, 2016 and 2015, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three and nine-month periods ended September 30, 2016 and 2015. These Common Stock Equivalents could be dilutive in future periods.

Note 10: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A convertible redeemable preferred stock (“Preferred A Stock”) issued and outstanding as of September 30, 2016 and December 31, 2015. For financial statement purposes, the Preferred A Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three or nine month period ended September 30, 2016.  The Company had 109,914,225 common shares outstanding as of September 30, 2016.

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

There was no share based compensation expense during the three or nine months ended September 30, 2016 and 2015. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the options outstanding under the Company’s stock option plans during the nine-month period ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2015	59,000	$0.61
Granted	—	—	—
Expired	5,000	1.00
Options outstanding at September 30, 2016	54,000	$0.57

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2016 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

The Company estimates the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility is based on comparable company data. The Company bases the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%. The Company did not grant stock options during the nine months ended September 30, 2016.

As of September 30, 2016, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the nine months ended September 30, 2016 and 2015.

There were 54,000 and 59,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of September 30, 2016 and December 31, 2015, respectively. There were no options granted under these plans during the nine month period ended September 30, 2016. There were no options exercised during the nine-month periods ended September 30, 2016 and 2015.

Stock Warrants

There were 372,000 common stock warrants outstanding as of September 30, 2016, and there were no warrants granted or exercised during the nine month period ended September 30, 2016.

Note 12: Income Taxes

No provision for income taxes has been reflected for the three and nine month periods ended September 30, 2016 and 2015 as the Company has sufficient net operating loss carry forwards to offset future taxable income.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2016, and 2015

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, gain from sales of non-strategic assets and operating results for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 were as follows:

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Revenue	$900,640	$846,082	6.4%
Cost of emission certificates	159,360	150,543	5.9%
Store operating expenses	526,684	533,808	(1.3%)
General and administrative expenses	179,181	180,068	(0.5%)
Gain from sale of non-strategic assets	-	(500)	n/a
Operating income (loss)	$35,415	$(17,837)	298.5%

Revenue. Revenue increased $54,558 or 6.4% to $900,640 for the three-month period ended September 30, 2016 compared to $846,082 for the three-month period ended September 30, 2015. The $54,558 increase in revenue was primarily due to pricing increases in certain Georgia stores and increased emission tests performed during the three months ended September 30, 2016.

Cost of emission certificates. Cost of emission certificates increased $8,817 or 5.9% for the three-month period ended September 30, 2016 and was $159,360, or 17.7% of revenues, compared to $150,543, or 17.8% of revenues, for the three-month period ended September 30, 2015. The $8,817 increase was a direct result of increased emission tests performed during the three-month period ended September 30, 2016.

Store operating expenses. Store operating expenses decreased $7,124 or 1.3% for the three-month period ended September 30, 2016 and was $526,684, or 58.5% of revenues, compared to $533,808, or 63.1% of revenues, for the three-month period ended September 30, 2015. The $7,124 decrease in store operating expenses was primarily due to a decline in wage expense of $8,343.

General and administrative expenses. Our general and administrative expenses decreased $887, or 0.5%, to $179,181 in the three-month period ended September 30, 2016, from $180,068 in the three-month period ended September 30, 2015.

Gain from sales of non-strategic assets. We did not record any sales of non-strategic assets in the three-month period ended September 30, 2016, while we recorded a gain of $500 from sales of non-strategic assets in the three-month period ended September 30, 2015.

Operating results. Our operating income increased by $53,252 in the three-month period ended September 30, 2016 to $35,415 compared to an operating loss of $17,837 in the three-month period ended September 30, 2015. The increase in our operating profit was primarily due to the increase in revenues coupled with declines in store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the three-month period ended September 30, 2016 as compared to the three-month period ended September 30, 2015 is as follows:

	Three Months Ended September 30,
	2016	2015
Operating income (loss)	$35,415	$(17,837)
Interest income	-	755
Interest expense	(66,490)	(43,934)
Net loss	$(31,075)	$(61,016)
Basic and diluted net loss per share	$0.00	$0.00
Weighted average shares outstanding, basic and diluted	109,914,225	108,964,225

The Company incurred net interest expense of $66,490 and $43,179 during the three-month periods ended September 30, 2016 and 2015, respectively.  The increase of $23,311 in net interest expense during the quarter ended September 30, 2016 compared to 2015 was primarily the result of $24,774 in additional interest expense recorded in the quarter ended September 30, 2016 resulting from the advanced payoff of a SP revenue-based factoring agreement in September 2016.

Net loss and basic and diluted loss per common share. Net loss was $31,075 and $61,016 in the three-month period ended September 30, 2016 and 2015, respectively. Basic and diluted net loss per share was $0.00 for both the three-month periods ended September 30, 2016 and 2015.

Nine Months Ended September 30, 2016, and 2015

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses, sales of non-strategic assets, and operating results for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows:

	Nine Months Ended September 30,
	2016	2015	Percentage Change
Revenue	$2,627,988	$2,473,746	6.2%
Cost of emission certificates	468,893	454,193	3.2%
Store operating expenses	1,563,006	1,648,347	(5.2%)
General and administrative expenses	509,814	647,529	(21.3%)
(Gain) loss on sale of non-strategic assets	(862)	286	401.7%
Operating income (loss)	$87,137	$(276,609)	131.5%

Revenue. Revenue increased $154,242 or 6.2% to $2,627,988 for the nine-month period ended September 30, 2016 compared to $2,473,746 for the nine-month period ended September 30, 2015. The $154,242 increase in revenue was primarily due to an increase in same store revenue of $156,497 or 6.3% during the nine months ended September 30, 2016, slightly reduced by a $2,255 decrease in closed store revenue.  The increase in same store revenue was primarily due to pricing increases in certain Georgia stores and increased emission tests performed during the nine months ended September 30, 2016.

Cost of emission certificates. Cost of emission certificates increased $14,700 or 3.2% for the nine-month period ended September 30, 2016 and was $468,893, or 17.8% of revenues, compared to $454,193, or 18.4% of revenues, for the nine-month period ended September 30, 2015. The $14,700 increase was a direct result of increased emission tests performed during the nine-month period ended September 30, 2016.

Store operating expenses. Store operating expenses decreased $85,341 or 5.2% for the nine-month period ended September 30, 2016 to $1,563,006, or 59.5% of revenues, compared to $1,648,347, or 66.6% of revenues, for the nine-month period ended September 30, 2015. The $85,341 decrease in store operating expenses was primarily due to declines in wages, rent expense and depreciation expense of $20,508, $16,587 and $12,533, respectively, for open stores, with an additional decrease of $23,609 in aggregate closed store operating expenses.

General and administrative expenses. Our general and administrative expenses decreased $137,715 or 21.3% to $509,814 for the nine-month period ended September 30, 2016 from $647,529 for the nine-month period ended September 30, 2015. The decrease in general and administrative expenses during the nine-month period September 30, 2016 was primarily due to a decrease of $71,703 in legal and accounting fees and $18,345 in income resulting from early cancellation of an equipment lease by the lessor due to the obsolesce of the testing equipment underlying the lease.  Additionally, general and administrative expenses in the nine-month period ending September 30, 2015 included a non-recurring expense of $34,000 related to the December 2014 sale of our five Utah stores.

Gain and loss from sales of non-strategic assets. We recorded a gain of $862 from sales of non-strategic assets in the nine-month period ended September 30, 2016, compared to a loss of $286 from sales of non-strategic assets in the nine-month period ended September 30, 2015.

Operating results. Our operating income increased by $363,746 in the nine-month period ended September 30, 2016 to $87,137 compared to an operating loss of $276,609 in the nine-month period ended September 30, 2015. The increase in our operating profit was primarily due to the increase in revenues coupled with declines in store operating expenses and general and administrative expenses.

Interest income, interest expense, net loss and basic and diluted net loss per share. Our interest income, interest expense, net loss and basic and diluted net loss per share for the nine-month period ended September 30, 2016, as compared to the nine-month period ended September 30, 2015, is as follows:

	Nine Months Ended September 30,
	2016	2015
Operating income (loss)	$87,137	$(276,609)
Interest income	1,007	2,265
Interest expense	(173,508)	(146,100)
Net loss	$(85,364)	$(420,444)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	109,914,225	108,964,225

The Company incurred net interest expense of $172,501 and $143,835 during the nine-month periods ended September 30, 2016 and 2015, respectively.  The increase of $28,666 in net interest expense during the nine months ended September 30, 2016 compared to 2015 was primarily the result interest acceleration costs resulting from early payoffs of certain SP revenue-based factoring agreement in the nine months ended September 30, 2016.

Net loss and basic and diluted net loss per common share. Net loss was $85,364 and $420,444 in the nine-month periods ended September 30, 2016, and 2015, respectively. Basic and diluted net loss per common share was $0.00 for both the nine-month periods ended September 30, 2016, and 2015.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $61,566 during the nine months ended September 30, 2016, primarily due to $152,592 in net cash provided by financing activities, while our total liabilities increased by $73,094. Our total liabilities increased mainly due to a $180,026 increase in notes payable, partially offset by an $81,996 decrease in accounts payable and accrued liabilities. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2016.

As described above, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At November 4, 2016, the outstanding balance on our revolving loan facility with CB was approximately $30,000 and our cash balances were approximately $0.

For the nine months ended September 30, 2016, operating activities used net cash of $149,096.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the nine months ended September 30, 2016, our net cash used in operating activities was $149,096, compared to net cash used in operating activities of $93,599, in the nine months ended September 30, 2015. Negative operating cash flows during the nine months ended September 30, 2016 were primarily created by an $85,364 operating loss plus a decrease of $81,996 in accounts payable and accrued liabilities partially offset by depreciation and amortization of $43,007.

Negative operating cash flows during the nine months ended September 30, 2015 were primarily created by a $420,444 operating loss partially offset by a $218,579 increase in accounts payable and accrued liabilities, a $55,073 decrease in other current assets and depreciation and amortization of $56,650.

Sources and Uses of Cash

Net cash provided by investing activities was $58,070 for the nine months ended September 30, 2016, compared to net cash provided by investing activities of $37,039 for the nine months ended September 30, 2015. The net cash provided by investing activities during the nine months ended September 30, 2016 was primarily the result of $51,208 in proceeds from notes receivable.   The net cash provided by investing activities during the nine months ended September 30, 2015 was primarily the result of $35,664 in proceeds from notes receivable.

Net cash provided by financing activities was $152,592 for the nine months ended September 30, 2016, while net cash of $43,429 was provided by financing activities in the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we had net proceeds of $180,026 from notes payable reduced by principal payments of $26,580 on capital leases.  During the nine months ended September 30, 2015, we had net proceeds of $72,896 from notes payable reduced by principal payments of $10,292 and $26,965 on equipment financing obligations and capital leases, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: November 10, 2016	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)