Form 10-K
period 2016-12-31
SPEEDEMISSIONS INC
filed 2017-03-31
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on such date was $130,457.
As of March 24, 2017, 118,364,225 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with our 2017 Annual Meeting of Shareholders are incorporated by reference in Part III herein.

Speedemissions, Inc.
FORM 10-K

For the fiscal year ended December 31, 2016

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

Part I

Item 1. Business

Overview

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 24, 2017, we operated 21 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri). On March 10, 2017, we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017.  We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these two regions, and we have one reportable segment. References in this document to “Speedemissions,” “Company,” “we,” “us” and “our” mean Speedemissions, Inc. and our consolidated subsidiaries.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections store model. Franchises are available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of December 31, 2016, we have sold no franchises.

On November 30, 2012, we completed the acquisition of certain operating assets comprising five emission testing centers owned by Auto Emissions Express, LLC (“AEE”), a Georgia corporation.  Total purchase price for the five emission testing centers was $425,000 and included goodwill valued at $379,714.

On October 25, 2013, we completed the acquisition of certain operating assets comprising the remaining seven emission testing centers owned by AEE. AEE originally owned and operated twelve emission testing centers in the Atlanta, Georgia area, consisting of the seven emission testing centers that we purchased in October 2013 and the five emission testing centers that we purchased in November 2012 as discussed above. Total purchase price for the seven emission testing centers was $350,000 and included goodwill valued at $296,604.

During the three months ended June 30, 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and notes receivable for $67,500.  This note was paid in full during the year ended December 31, 2015.

On December 5, 2014, we sold the assets comprising five of our six Salt Lake City, Utah stores for $1,350,000 in cash.  After accounting for the sale of these five emissions testing centers, as of December 31, 2016 we operated 22 emission testing centers in Atlanta, Georgia, St. Louis, Missouri and Salt Lake City, Utah metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

On March 10, 2017, we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the center’s lease, the Company received a cash payment of $250,000 on March 20, 2017. After accounting for the closing of this emissions testing center, we currently operate 21 emission testing centers in Atlanta, Georgia and St. Louis, Missouri metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

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

Net loss for the year ended December 31, 2016 was $220,729 or $(0.00) per share, compared to a net loss $488,994 or $(0.00) per share for the year ended December 31, 2015. Revenues for the year ended December 31, 2016 increased $173,434, or 5.3%, to $3,439,456 from $3,266,022 in the year ended December 31, 2015, primarily due to an increase in same store revenue of $175,695, or 5.4%, during the year ended December 31, 2016.

We have experienced recurring net losses which have caused an accumulated deficit of $22,027,626 at December 31, 2016, compared to an accumulated deficit of $21,806,897 at December 31, 2015. We had a working capital deficit of $1,599,535 at December 31, 2016 compared to a working capital deficit of $1,429,910 at December 31, 2015.

Our revenues over the past several years have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near-term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that we will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. As a result of our history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

During the past several years, we have made reductions in employee headcount, sold or closed unprofitable stores, and reduced store operating expenses, corporate overhead and other operating expenses. At December 31, 2016, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain new financing or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms to allow us to continue as a going concern.

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

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of common stock of the Company, the Company and its affiliates are prohibited from, among other things, voting any securities of the Company in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries, (2) a sale or transfer of a material amount of the Company’s assets or its subsidiaries’ assets, (3) any material change in the Company’s present capitalization or dividend policy, (4) any other material change in the Company’s business or corporate structure, (5) a change in the Company’s charter, bylaws, or instruments corresponding thereto (6) causing a class of the Company’s securities to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (7) causing a class of the Company’s equity securities to become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act, (8) terminating the Company’s transfer agent, (9) taking any action which would impede the purposes and objects of the Settlement Agreement or (10) taking any action, intention, plan or arrangement similar to any of those enumerated above. These prohibitions may not be modified or waived without further order of the Court.  As of December 31, 2016, neither IBC nor any of its affiliates held any shares of common stock of the Company.

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, which began on December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.

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

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At March 24, 2017, the outstanding balance on our revolving loan facility with CB was approximately $27,000 and our cash balances were approximately $148,000.

On June 8, 2015, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement. The Company repaid the remaining balance on January 8, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above. The Company repaid the remaining balance on May 31, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on September 23, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  A portion of the proceeds were used to pay off the October 12, 2015 SP revenue-based factoring agreement described above. The Company repaid the balance of the loan on December 27, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On September 16, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $270,000 by September 10, 2017.  A portion of the proceeds were used to pay off the January 5, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make debits of $1,097 on each available banking day during the term of the agreement which represents a fee rate of 35.0%. The agreement had a balance due of $147,182 as of December 31, 2016.

On December 19, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $225,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $290,250 by December 12, 2017.  A portion of the proceeds were used to pay off the May 26, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make debits of $1,180 on each available banking day during the term of the agreement which represents a fee rate of 29.0%. The agreement had a balance due of $222,255 as of December 31, 2016.

We have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes from April 1, 2015 through December 31, 2015 and for November and December of 2016. As of March 24, 2017, we owed approximately $332,000, including penalties and interest assessed through December 31, 2016, for the previously described payroll tax obligations to the federal government.  We proposed a payment plan to the federal government and made payments totaling approximately $53,000 from September 30, 2015 through December 31, 2016, but we have not reached an agreed payment schedule for the remainder of our federal payroll tax obligations as of the date of this report. However, we made all federal tax deposits for 2017 payroll periods through March 24, 2017.

On March 10, 2017 we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017.

On March 20, 2017, we purchased certain assets of Auto Recycling of Montgomery, Inc. (“ARM”) which are located in Montgomery, Alabama.  The assets included land, buildings, equipment and inventory previously used in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  As payment for the assets the Company entered into two separate note agreements. Terms of each note included an interest rate of ten percent and an amortization term of ten years with a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note are $2,313and $1,189, respectively.  The Company intends to create an auto salvage business operation, but expects it will take approximately 60 days to hire employees and put the necessary business systems in place before sales operations can commence.

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

On March 10, 2017 we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017.

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

Employees

At December 31, 2016, we employed 43 full-time and part-time employees. None of our employees are represented by a union.

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

Our revenues during the years ended December 31, 2016 and 2015 and to date in 2017 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $22,027,626 at December 31, 2016. We had a working capital deficit of approximately $1,600,000 at December 31, 2016 compared to a working capital deficit of approximately $1,430,000 at December 31, 2015. Our ability to continue as a going concern will depend upon our ability to increase our revenues in the near term to attain profitable operations and to generate sufficient cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. No assurances can be given that operating costs can be sufficiently reduced, or if required, that additional capital or borrowings would be available to allow us to continue as a going concern.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. The audit report relating to the Consolidated Financial Statements for the years ended December 31, 2016 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. At March 24, 2017, the outstanding balance on our revolving loan facility with CB was approximately $27,000 and our cash balances were approximately $148,000.

We have suffered material operating losses and have a significant working capital deficit.

We incurred net losses of $220,729 and $488,994 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had $53,011 cash on hand, a working capital deficit of $1,599,535, an accumulated deficit of $22,027,626, and a total shareholders’ deficit of $5,747,406. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have not generated net earnings on an annual basis. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, have and may continue to impede our ability to generate earnings. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, we will likely go out of business. Even if we accomplish these objectives, we may not generate positive cash flows or profits.

We have not been able to secure a revolving line of credit agreement sufficient to meet our working capital needs.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At March 24, 2017, the outstanding balance on our revolving loan facility with CB was approximately $27,000 and our cash balances were approximately $148,000.

Adverse economic conditions may adversely affect our industry, business and results of operations, our ability to obtain additional financing, and the market price of our common stock.

Adverse economic conditions both nationally and locally like we experienced recently during the Great Recession could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as automotive dealerships, may delay or decrease spending with us or may not pay us or may delay paying us for previously provided services. In addition, if consumer spending decreased, it could result in fewer sales of used automobiles that are subject to emissions testing and safety inspections. If we experience future adverse economic conditions nationally as well as in our local markets and our operating results do not improve significantly and our cash flow or capital resources prove inadequate, we will face even greater liquidity problems that would materially and adversely affect our results of operations and financial condition.

Our inability to pay landlords and vendors within normal trade payment terms could adversely impact our operations.

Our revenues during the years ended December 31, 2016 and 2015, as well as to date in 2017, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support our operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations.

To satisfy obligations to certain landlords and vendors, we have entered into a Section 3(a)(10) agreement with a third party, which required us to issue a significant number of shares of our common stock resulting in a significant dilution of ownership for current and future shareholders.

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

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of common stock of the Company, the Company and its affiliates are prohibited from, among other things, voting any securities of the Company in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries, (2) a sale or transfer of a material amount of the Company’s assets or its subsidiaries’ assets, (3) any material change in the Company’s present capitalization or dividend policy, (4) any other material change in the Company’s business or corporate structure, (5) a change in the Company’s charter, bylaws, or instruments corresponding thereto (6) causing a class of the Company’s securities to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (7) causing a class of the Company’s equity securities to become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act, (8) terminating the Company’s transfer agent, (9) taking any action which would impede the purposes and objects of the Settlement Agreement or (10) taking any action, intention, plan or arrangement similar to any of those enumerated above. These prohibitions may not be modified or waived without further order of the Court.  As of December 31, 2016, neither IBC nor any of its affiliates held any shares of common stock of the Company.

We have a large amount of outstanding common stock held by a single shareholder, and a large amount of common stock that could be acquired by the same shareholder upon conversion of preferred stock.

Our largest shareholder, GCA Strategic Investment Fund Limited (“GCA”), and its affiliates, own 17,860,918 shares, or approximately 15.09%, of our common stock outstanding as of December 31, 2016. Upon conversion of their Series A Convertible Preferred Stock, GCA and its affiliates could own up to 22,138,416 shares of our common stock, which would represent 18.05% of our outstanding shares of common stock on a pro forma basis as of December 31, 2016. If the shareholder sold a large number of shares of our common stock into the public market, it could have a negative impact on our stock price. In addition, as a result of the shareholder’s ownership in the Company, the shareholder is able to exercise significant influence on our business including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that GCA and its affiliates may have interests that are different from, or in addition to, the interests of our other shareholders.

There are a large number of shares of preferred stock which if converted will result in substantial dilution of the current common shareholders’ interests.

As of March 24, 2017, there were 118,364,225 shares of common stock outstanding. If all preferred stock is converted to common stock, there will be 122,641,723 shares of common stock outstanding. As a result, a shareholder’s proportionate interest in the Company will be substantially diluted.

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

There is an extremely limited trading market for our common stock. Although our common stock is quoted on the OTC Pink marketplace, there are very few trades of our shares. Currently, there are no consistent market makers in our common stock. Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development and maintenance of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers on the OTC Pink marketplace are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our losses from operations for each of the past three years, the large number of shares reserved for issuance upon exercise of existing warrants or options or the conversion of outstanding shares of preferred stock, and the small size of our Company mean that it is unlikely that an active and liquid market for our common stock will develop in the foreseeable future.  Even if a market develops, we cannot assure you that a market will continue, or that shareholders will be able to resell their shares at any price. You should carefully consider the limited liquidity of your investment in our common stock.

Because we are subject to the “penny stock” rules, the level of trading activity in our common stock may be reduced.

As noted above, our common stock is quoted on the OTC Pink marketplace. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on The NASDAQ Stock Market. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

We are currently authorized to issue up to 250,000,000 shares of common stock, of which 118,364,225 shares are outstanding as of December 31, 2016, and up to 5,000,000 shares of preferred stock, of which 5,133 shares are outstanding as of December 31, 2016. We may need to raise additional capital in the future by issuing additional shares of common and/or preferred stock. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2016. Testing and maintaining internal control can divert our management’s attention from other matters that are important to our business. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Testing Facilities

We lease the land and buildings we use in our emissions testing and safety inspection stations in Atlanta, St. Louis and Salt Lake City. All of our facilities are believed to be in adequate condition for their intended purposes and adequately covered by property insurance. On March 10, 2017 we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017.The following table shows the store locations for our 22 stores as of December 31, 2016:

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

 Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Pink marketplace under the symbol “SPMI”. Although our common stock is quoted on the OTC Pink marketplace, there has been limited trading, at widely varying prices, and trading to date has not created an active market for our common stock. Thus, the prices at which trades occurred may not be representative of the actual value of our common stock. On a number of days during this period, there were no trades at all in our common stock.

The following tables set forth, for the periods indicated, the high and low bids of our common stock. The following quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2015:
First Quarter	$0.003	$0.002
Second Quarter	$0.003	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.001	$0.001

Fiscal year ended December 31, 2016:
First Quarter	$0.002	$0.001
Second Quarter	$0.002	$0.001
Third Quarter	$0.003	$0.001
Fourth Quarter	$0.006	$0.001

Fiscal year ended December 31, 2017:
First Quarter (Through March 24)	$0.003	$0.003

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

Holders

As of December 31, 2016 and March 24, 2017, there were 118,364,225 shares of our common stock outstanding held by approximately 150 shareholders of record. As of December 31, 2016 and March 24, 2017, there were 5,133 shares of Series A Convertible Preferred Stock issued and outstanding and held of record by 26 shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

At our 2005 annual meeting, the shareholders approved the 2005 Omnibus Stock Grant and Option Plan (the “2005 Plan”), effective September 1, 2005. The 2005 Plan authorizes us to issue options for up to 250,000 shares of our common stock. For purposes of the 2005 Plan, each year of the plan commences on September 1. On September 1 of each new plan year, the number of shares available for issuance in the 2005 Plan was automatically adjusted to an amount equal to 10% of outstanding shares of common stock on August 31 of the immediately preceding plan year. On August 26, 2008, we amended and restated the 2005 Plan (“2005 Restated Plan”) to terminate this annual automatic adjustment provision. As a result of the previous automatic adjustments, there are 303,498 options available for issuance under the 2005 Restated Plan as of December 31, 2015. As of December 31, 2016, we have no issued and outstanding options under the 2005 Restated Plan.

At our 2006 annual meeting, the shareholders approved and adopted the 2006 Stock Grant and Option Plan (the “2006 Plan”), effective September 18, 2006. We may issue options for up to 2,000,000 shares of our common stock under the 2006 Plan. As of December 31, 2016, we have 6,000 options issued and outstanding under the 2006 Plan at an exercise price of $0.50 per share.

At our 2008 annual meeting, the shareholders approved and adopted the 2008 Stock Grant and Option Plan (the “2008 Plan”), effective May 19, 2008. We may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. As of December 31, 2016 we have no issued and outstanding options under the 2008 Plan.

As of December 31, 2016, the aggregate information with respect to our equity compensation plans is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,000	$0.50	1,225,463

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,000	$0.50	1,225,463

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

Current Financial Position and Liquidity

Our revenues during the years ended December 31, 2016 and 2015 and to date in 2017 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. We have experienced recurring net losses from operations, which have caused an accumulated deficit of $22,027,626 at December 31, 2016. We had a working capital deficit of approximately $1,600,000 at December 31, 2016 compared to a working capital deficit of approximately $1,430,000 at December 31, 2015. Our near-term liquidity and ability to remain in business is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near-term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. Should we be unable to achieve near-term profitability and generate sufficient cash flow from operations, and if we are unable to sufficiently reduce operating costs, we would need to raise additional capital or increase our borrowings, or we would go out of business. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. (See Note 1 to the Consolidated Financial Statements).

On May 29, 2014, the Company entered into a promissory note agreement with Thomas Chorba, pursuant to which Thomas Chorba loaned the Company $50,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $56,000 by December 31, 2015.  The note was paid in full in December 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

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

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, which began on December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The note had a balance due of $20,000 as of December 31, 2016 and December 31, 2015.

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

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At March 24, 2017, the outstanding balance on our revolving loan facility with CB was approximately $27,000 and our cash balances were approximately $148,000.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  The Company repaid the balance of the loan on January 8, 2016 and, as a result, there was no outstanding balance as of December 31, 2016 compared to a balance of $90,160 as of December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  The Company repaid the balance of the loan on May 31, 2016 and, as a result, there was no outstanding balance as of December 31, 2016 compared to a balance of $57,282 as of December 31, 2015.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  The Company repaid the balance of the loan on September 23, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  The Company repaid the balance of the loan on December 27, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On September 16, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $270,000 by September 10, 2017.  A portion of the proceeds were used to pay off the January 5, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make debits of $1,097 on each available banking day during the term of the agreement which represents a fee rate of 35.0%. The agreement had a balance due of $147,182 as of December 31, 2016.

On December 19, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $225,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $290,250 by December 12, 2017.  A portion of the proceeds were used to pay off the May 26, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make debits of $1,180 on each available banking day during the term of the agreement which represents a fee rate of 29.0%. The agreement had a balance due of $222,255 as of December 31, 2016.

On March 20, 2017, we purchased certain assets of Auto Recycling of Montgomery, Inc. (“ARM”) which are located in Montgomery, Alabama.  The assets included land, buildings, equipment and inventory previously used in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  In payment for the assets the Company entered into two separate note agreements. Terms of each note included an interest rate of ten percent and an amortization term of ten years with a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note are $2,313and $1,189, respectively.  The Company intends to create an auto salvage business operation, but expects it will take approximately 60 days to hire employees and put the necessary business systems in place before sales operations can commence.

Overview

As of December 31, 2016 we operated 22 vehicle emissions testing and safety inspection stations and three mobile units in three separate markets, Atlanta, Georgia; St. Louis, Missouri; and Salt Lake City, Utah.  On March 10, 2017 we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord, reducing the number of open stores to 21.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017.

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

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

Our revenue, cost of emission certificates (our cost of goods sold), store operating expenses, general and administrative expenses, gain from disposal of non-strategic assets and operating results for the year ended December 31, 2016 as compared to the comparable year ended December 31, 2015 were as follows:

	Year Ended December 31,		Percentage Change
	2016	2015
Revenue	$3,439,456	$3,266,022	5.3%
Cost of emission certificates	612,311	596,030	2.7%
Store operating expenses	2,091,408	2,168,777	(3.6)%
General and administrative expenses	723,483	783,211	(7.6)%
Loss (gain) from disposal of non-strategic assets	(2,518)	286	n/a
Operating income (loss)	$14,772	$(282,282)	105.2%

Revenue. For the year ended December 31, 2016, revenue increased $173,434 or 5.3% to $3,439,456 compared to $3,266,022 in the prior year. The $173,434 increase in revenue was due to an increase in same store revenue of $175,695 or 5.4% during the year ended December 31, 2016, slightly reduced by a $2,261 decrease in closed store revenue.  The increase in same store revenue was due to pricing increases in certain Georgia stores and increased emission tests performed during the year ended December 31, 2016.

Cost of emission certificates. Cost of emission certificates increased $16,281 or 2.7% to $612,311 in the year ended December 31, 2016 and was 17.8% of revenue, compared to $596,030 and 18.2% of revenue during 2015. The $16,281 increase was a direct result of increased emission tests performed during the year ended December 31, 2016.

Store operating expenses. Our store operating expenses decreased $77,369 or 3.6% to $2,091,408 for the year ended December 31, 2016 and was 60.8% of revenue, compared to $2,168,777 or 66.4% of revenue during 2015. The $77,369 decrease in store operating expenses was primarily due to declines in open store wages, depreciation expense and rent expense of $23,323, $19,289 and $18,341, respectively, less an increase of $16,796 in insurance expense, plus an additional decrease of $40,298 in aggregate closed store operating expenses.

General and administrative expenses. For the year ended December 31, 2016, our general and administrative expenses decreased $59,728 or 7.6% to $723,483 from $783,211 in 2015. The decrease in general and administrative expenses during the year ended December 31, 2016 was primarily due to a decrease $65,246 in legal and accounting fees, $46,609 of income resulting from vendor debt settlements and a $24,725 reversal of over-accrued property taxes from prior years.  These decreases were partially offset by $55,534 of increased penalty expense resulting from the non-payment of federal payroll taxes and an increase of $12,481 in finance charges resulting from debt re-financing.

Loss/Gain from disposal of non-strategic assets. For the year ended December 31, 2016, we recognized a gain of $2,518 from the disposal of non-strategic assets, compared to a loss of $286 from the disposal of non-strategic assets in the year ended December 31, 2015.

Goodwill impairment expense. We determined that goodwill was not impaired as of December 31, 2016 or December 31, 2015.

Operating results. Our operating income increased by $297,054 during the year ended December 31, 2016 to $14,772 compared to an operating loss of $282,282 during the year ended December 31, 2015. The increase in our operating profit was primarily due to the increase in revenues coupled with declines in store operating expenses and general and administrative expenses.

Interest income, interest expense and net loss and basic and diluted loss per share. Our interest income, interest expense, net loss and basic and diluted loss per share for the year ended December 31, 2016, as compared to the year ended December 31, 2015, were as follows:

	2016	2015
Operating income (loss)	$14,772	$(282,282)
Interest income	1,007	3,020
Interest expense	(236,508)	(209,732)
Net loss	$(220,729)	$(488,994)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	110,606,848	109,091,759

The Company incurred net interest expense of $235,501 and $206,712 during the years ended December 31, 2016 and 2015, respectively.  The increase of $28,789 in net interest expense during the twelve months ended December 31, 2016 compared to 2015 was primarily the result interest acceleration costs resulting from early payoffs of certain SP revenue-based factoring agreement in the twelve months ended December 31, 2016.

Net loss and basic and diluted net loss per share. Our net loss decreased by $268,265 from $488,994 in 2015 to $220,729 in 2016. Our basic and diluted net loss per share in the years ended December 31, 2016 and 2015 was $0.00 and $0.00, respectively.

Liquidity and Capital Resources

Introduction

Net loss for the year ended December 31, 2016 was $220,729 or ($0.00) per share, compared to a net loss of $488,994 or ($0.00) per share for the year ended December 31, 2015. Revenues for the year ended December 31, 2016 increased $173,434, or 5.3%, to $3,439,456 from $3,266,022 in the year ended December 31, 2015. As of December 31, 2016, we had cash on hand of $53,011, a working capital deficit of $1,599,535, an accumulated deficit of $22,027,626 and total shareholders’ deficit of $5,747,406.

 Due to the Company’s financial position, it has been unable to secure a revolving credit agreement sufficient to meet its working capital needs and must rely primarily on cash flow from operations to fund working capital needs.  We do not believe that our existing cash and cash flows from operations will be sufficient to support our operating and investing needs for at least the next twelve months. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain new financing. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. There is no assurance that such capital or financing would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At March 24, 2017, the outstanding balance on our revolving loan facility with CB was approximately $27,000 and our cash balances were approximately $148,000.

During 2014, we sold the assets comprising six of our Houston, Texas stores for a combined amount of $220,000, consisting of $152,500 in cash and a note receivable for $67,500.  The principal amount of the note is payable in equal monthly payments over a 12-month period with no interest.  This note was paid in full during the year ended December 31, 2015.

On December 5, 2014, we sold the assets comprising five of our Salt Lake City, Utah stores for $1,350,000 in cash.  After accounting for the sale of these five emissions testing centers, closing a Georgia store in January 2015and closing our only Utah store in March 2017, we now operate, as of March 24, 2017, 21 emission testing centers in Atlanta, Georgia and St. Louis, Missouri metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

Our cash, current assets, total assets, current liabilities, total liabilities, Series A convertible preferred stock and total shareholders’ equity as of December 31, 2016 as compared to December 31, 2015 were as follows:

	As of December 31, 2016	As of December 31, 2015	Change
Cash	$53,011	$-	$53,011
Total current assets	112,061	99,171	12,890
Total assets	587,447	618,879	(31,432)
Total current liabilities	1,711,596	1,529,881	181,715
Total liabilities	1,755,507	1,574,660	180,847
Series A convertible preferred stock	4,579,346	4,579,346	—
Total shareholders’ deficit	5,747,406	5,535,127	212,729

For the year ended December 31, 2016, our net cash used in operating activities was $193,429, as compared to net cash used in operating activities of $82,682 for the year ended December 31, 2015. Negative operating cash flows during 2016 were primarily created by a $220,729 operating loss, a decrease of $16,466 in accounts payable and accrued expenses and an increase in other current assets of $15,637, partially offset by depreciation and amortization of $51,921.

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

As of December 31, 2016, we had a shareholders’ deficit of $5,747,406 compared to shareholders’ deficit of $5,535,127 at December 31, 2015. The shareholders’ deficit mainly resulted from our history of net operating losses.

Sources and Uses of Cash

Net cash provided by investing activities was $51,995 for the year ended December 31, 2016. The net cash provided by investing activities during 2016 was primarily the result of $57,207 in proceeds from notes receivable partially offset by $7,730 used to purchase property and equipment.

Net cash provided by investing activities was $31,392 for the year ended December 31, 2015. The net cash provided by investing activities during 2015 was primarily the result of $43,967 in proceeds from notes receivable partially offset by $16,075 used to purchase property and equipment.

Net cash provided by financing activities was $194,445 for the year ended December 31, 2016, compared to net cash provided by financing activities of $29,561 for the year ended December 31, 2015.  Net cash provided by financing activities during 2016 consisted of net proceeds of $221,995 from notes payable partially offset by principal payments of $27,326 on capital leases.

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

Goodwill is tested for impairment quarterly or more frequently if events or changes in circumstances indicate that the assets might be impaired. We utilize a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was not impaired during 2016 or as of December 31, 2016. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record an impairment charge.

Deferred Tax Asset Valuation Allowance – Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Realization of our deferred tax assets is dependent upon generating sufficient future taxable income prior to the expiration of the loss and tax credit carry-forwards. The valuation allowance increased $65,000 in the year ended December 31, 2016. At December 31, 2016 and at December 31, 2015, net deferred tax assets of $7,007,000 and $6,942,000, respectively, were fully reserved by a valuation allowance.

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

We have audited the accompanying consolidated balance sheets of SpeedEmissions, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpeedEmissions, Inc. and subsidiaries as of December 31 2016 and 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia
March 31, 2017

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31,

	2016	2015
Assets
Current assets:
Cash	$53,011	$-
Note receivable – current portion	-	56,200
Certificate and merchandise inventory	9,118	9,476
Other current assets	49,932	34,295
Total current assets	112,061	99,971
Property and equipment, net	48,743	92,933
Goodwill	390,985	390,985
Other assets	35,658	34,990
Total assets	$587,447	$618,879
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$26,367	$26,592
Notes payable	449,437	227,442
Accounts payable	678,317	744,827
Accrued liabilities	551,377	501,332
Current portion - capitalized lease obligations	3,277	27,326
Current portion - deferred rent	2,821	2,362
Total current liabilities	1,711,596	1,529,881
Capitalized lease obligations, net of current portion	7,412	10,688
Deferred rent	36,499	34,091
Total liabilities	1,755,507	1,574,660
Commitments and contingencies
Series A convertible redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 120,438,914 issued with 118,364,225 shares outstanding at December 31, 2016 and 111,988,914 issued with 109,914,225 outstanding at December 31, 2015	120,369	111,919
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost, (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(22,027,626)	(21,806,897)
Total shareholders’ deficit	(5,747,406)	(5,535,127)
Total liabilities and shareholders’ deficit	$587,447	$618,879

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2016	2015
Revenue	$3,439,456	$3,266,022
Costs of revenue:
Cost of emissions certificates	612,311	596,030
Store operating expenses	2,091,408	2,168,777
General and administrative expenses	723,483	783,211
Loss (gain) from disposal of non-strategic assets	(2,518)	286
Operating income (loss)	14,772	(282,282)
Interest income (expense)
Interest income	1,007	3,020
Interest expense	(236,508)	(209,732)
Interest, net	(235,501)	(206,712)
Net loss	$(220,729)	$(488,994)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	110,606,848	109,091,759

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Deficit
For the Years Ended December 31, 2016 and 2015

	Common Stock Outstanding		Additional Paid-In- Capital		Accumulated Deficit	Total
	Shares	Amount		Treasury Stock
Balance at December 31, 2014	108,964,225	$110,969	$16,259,851	$(100,000)	$(21,317,903)	$(5,047,083)
Issuance of common stock for services	950,000	950	—	—	—	950
Net loss	—	—	—	—	(488,994)	(488,994)
Balance at December 31, 2015	109,914,225	$111,919	$16,259,851	$(100,000)	$(21,806,897)	$(5,535,127)
Issuance of common stock for services	8,450,000	8,450	—	—	—	8,450
Net loss	—	—	—	—	(220,729)	(220,729)
Balance at December 31, 2016	118,364,225	$120,369	$16,259,851	$(100,000)	$(22,027,626)	$(5,747,406)

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2016	2015
Operating activities:
Net loss	$(220,729)	$(488,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,921	73,311
(Gain) loss from disposal of non-strategic assets	(2,518)	286
Stock issued for services	5,250	950
Share based compensation including director stock awards	3,200	-
Changes in operating assets and liabilities:
Certificate and merchandise inventory	358	1,707
Other current assets	(15,637)	49,550
Other assets	(1,675)	31,590
Accounts payable and accrued liabilities	(16,466)	279,132
Other liabilities	2,867	(30,214)
Net cash used in operating activities	(193,429)	(82,682)
Cash flows from investing activities:
Purchases of property and equipment	(7,730)	(16,075)
Proceeds from note receivable	57,207	43,967
Proceeds from asset sales	2,518	3,500
Net cash provided by investing activities	51,995	31,392
Cash flows from financing activities:
Proceeds from line of credit	46,894	57,000
Payments on line of credit	(47,118)	(30,408)
Proceeds from notes payable	601,502	503,047
Payments on notes payable	(379,507)	(466,560)
Payments on equipment financing obligations	-	(10,292)
Payments on capitalized leases	(27,326)	(23,226)
Net cash provided by financing activities	194,445	29,561
Net increase (decrease) in cash	53,011	(21,729)
Cash at beginning of year	-	21,729
Cash at end of year	$53,011	$-
Supplemental Information:
Cash paid during the period for interest	$236,508	$209,732
Non-cash transaction:
Proceeds from capital leases	$-	$13,950
Notes receivable from the disposal of assets	$-	$2,496

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Speedemissions, Inc. (“Speedemissions” or the “Company”) has experienced recurring net losses which have caused an accumulated deficit of $22,027,626 at December 31, 2016. We had a working capital deficit of $1,599,535 at December 31, 2016 compared to a working capital deficit of $1,429,910 at December 31, 2015.

Our revenues for the fiscal years ended December 31, 2016 and 2015, as well as revenues for 2017 to date, were below our expectations and internal forecasts primarily as a result of fewer vehicle emissions tests and safety inspections being performed at our stores.

Our revenues for the year ended December 31, 2016 and to date during 2017 have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Effective April 18, 2016, CB increased our borrowing limit to $33,200.  At March 24, 2017, the outstanding balance on our revolving loan facility with CB was approximately $27,000 and our cash balances were approximately $148,000.

During the prior several years, we made reductions in employee headcount, the number of stores, same store operating expenses, corporate overhead and other operating expenses. At December 31, 2016, our primary source of liquidity for cash flows was cash received from our store operations. We are dependent on our revenues in the very near term to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to landlords, vendors and service providers. No assurances may be given that the cash received from our store operations will be sufficient to cover our ongoing operating expenses. If the cash received from our store operations is not sufficient, we would need to obtain additional credit facilities or raise additional capital to continue as a going concern and to execute our business plan. There is no assurance that such financing or capital would be available or, if available, that we would be able to complete financing or a capital raise on satisfactory terms.

Our revenues during the years ended December 2016 and 2015, as well as to date in 2017, have been insufficient to attain profitable operations and to provide adequate levels of cash flow from operations. During the year ended December 31, 2016 and 2015, as well as to date in 2017, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending landlords and vendors beyond normal payment terms. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

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

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of common stock of the Company, the Company and its affiliates are prohibited from, among other things, voting any securities of the Company in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company or any of its subsidiaries, (2) a sale or transfer of a material amount of the Company’s assets or its subsidiaries’ assets, (3) any material change in the Company’s present capitalization or dividend policy, (4) any other material change in the Company’s business or corporate structure, (5) a change in the Company’s charter, bylaws, or instruments corresponding thereto (6) causing a class of the Company’s securities to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (7) causing a class of the Company’s equity securities to become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act, (8) terminating the Company’s transfer agent, (9) taking any action which would impede the purposes and objects of the Settlement Agreement or (10) taking any action, intention, plan or arrangement similar to any of those enumerated above. These prohibitions may not be modified or waived without further order of the Court.  As of December 31, 2016, neither IBC nor any of its affiliates held any shares of common stock of the Company meaning that the above described prohibitions on the Company’s ability to take certain actions are not applicable.

We have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes from April 1, 2015 through December 31, 2015 and for November and December of 2016. As of December 31, 2016 and March 24, 2017, we owed approximately $332,000, including penalties and interest assessed through December 31, 2016, for the previously described payroll tax obligations to the federal government.  We proposed a payment plan to the federal government and made payments totaling approximately $53,000 from September 30, 2015 through December 31, 2016, but we have not reached an agreed payment schedule for the remainder of our federal payroll tax obligations as of the date of this report. However, we made all federal tax deposits for 2017 payroll periods through March 24, 2017.

Note 2: Nature of Operations

Description of Business

The Company performs vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the Environmental Protection Agency (“EPA”). The federal government and a number of state and local governments in the United States mandate vehicle emissions testing as a method of improving air quality. As of December 31, 2016, the Company operated 22 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (Atlanta, Georgia and St. Louis, Missouri); and Just Emissions (Salt Lake City, Utah). The Company also operates three mobile testing units in the Atlanta, Georgia area. The Company manages its operations based on these four regions and has one reportable segment.

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

The Company has evaluated subsequent events through the date of the filing its Form 10-K with the Securities and Exchange Commission and determined the following two events required disclosure.

On March 10, 2017 we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017.

On March 20, 2017, we purchased certain assets of Auto Recycling of Montgomery, Inc. (“ARM”) which is located in Montgomery, Alabama.  The assets included land, buildings, equipment and inventory previously used in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  In payment for the assets the Company entered into two separate note agreements. Terms of each note included an interest rate of ten percent and an amortization term of ten years with a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note are $2,313 and $1,189, respectively.  The Company intends to create an auto salvage business operation, but expects it will take approximately 60 days to hire employees and put the necessary business systems in place before sales operations can commence.

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

Goodwill is tested for impairment quarterly or more frequently if events or changes in circumstances indicate that the assets might be impaired. In evaluating the goodwill on our balance sheet for impairment at December 31, 2016, we first assessed qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We then utilized a discounted cash flow analysis to determine a reporting unit’s fair value. The methodology used in estimating discounted cash flows is inherently complex and involves significant management assumptions, including expected revenue growth and increases in expenses, to determine an appropriate discount rate and cash flows. Using discount rates for each reporting unit that were determined based on available market data and estimating cash flows for each reporting unit, our goodwill was not impaired during 2016 or as of December 31, 2016. Estimated cash flows extend into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that have and may significantly affect the estimates, and ultimately their carrying amount in our financials, include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, government regulation and changes in discount rates or market sector conditions. Significant changes in these assumptions could affect the Company’s need to record additional impairment charges.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year.  This update is now effective for annual and interim period beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  This update permits the use of either the retrospective or cumulative effect transition method.  We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

In June 2014, the FASB issued new authoritative accounting guidance related to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period.  This guidance may be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early application is permitted. The adoption of the accounting pronouncement did not have a material effect on the accompanying consolidated financial.

In February 2016, the FASB issued ASU No. 2016-02, FASB Accounting Standards Codification Topic 842, Leases.  In summary, Topic 842 requires organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Therefore, the amendments in ASU 2016-02 will become effective for the Company at the beginning of its 2019 fiscal year. The Company is currently assessing the impact of implementing the new guidance on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classifications in the statement of cash flows.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is currently assessing the impact of implementing the new guidance on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain receipts and cash payments are presented and classified in the statement of cash flows.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently assessing the impact of implementing the new guidance on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update removes Step 2 from the goodwill impairment test.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted.  The Company is currently assessing the impact of implementing the new guidance on its financial statements.

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

There was no outstanding balance on notes receivable as of December 31, 2016.  The balance of notes receivable was $56,200 as of December 31, 2015.

Note 5: Property and Equipment

Property and equipment at December 31, 2016 and 2015 were as follows:

	2016	2015
Buildings	$30,754	$30,754
Emissions testing equipment	817,038	947,493
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	19,356
Leasehold improvements	158,757	158,757
	1,082,231	1,212,686
Less accumulated amortization and depreciation	1,033,488	1,119,753
	$48,743	$92,933

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

At December 31, 2016 and 2015, we compared the fair value of the individual reporting units for which the goodwill relates to their respective carrying amounts, including goodwill. In the opinion of management, the goodwill valuation of $390,985 was not impaired as of December 31, 2016 or December 31, 2015.

Note 7: Accrued Liabilities

Accrued liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Professional fees	$62,500	$61,758
Accrued payroll	427,660	298,698
Accrued property taxes	1,267	39,838
Other	59,950	101,038
	$551,377	$501,332

Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note has been extended annually since the first renewal date.  The most recent renewal of the Note was on November 6, 2016, establishing a new maturity date of November 6, 2017. The Note had a balance due of $60,000 on December 31, 2016 and on December 31, 2015.

Promissory Note Agreements

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.  The Note had a principal balance due of $20,000 on December 31, 2016 and 2015.

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

On November 18, 2014, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $35,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $43,750 by February 9, 2015.  Under the terms of the agreement, SP was authorized to make daily bank debits of $875 on each available banking day during the term of the agreement which represented a fee rate of 25.0%. The Company repaid the remaining balance on January 22, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

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

On April 16, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $104,175 by October 19, 2015.  Under the terms of the agreement, SP is authorized to make daily bank debits of $827 on each available banking day during the term of the agreement which represents a fee rate of 38.9%.  On August 21, 2015, the Company renegotiated its payment terms with SP reducing the daily payment from $827 to $500 and extending the due date from October 19, 2015 to November 27, 2015.  The Company repaid the remaining balance on October 12, 2015 and, as a result, there was no outstanding balance as of December 31, 2015.

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  A portion of the proceeds were used to pay off the March 6, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on January 8, 2016 and, as a result, there was no outstanding balance on December 31, 2016 compared to a balance of $90,160 as of December 31, 2015.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $101,250 by August 22, 2016.  A portion of the proceeds were used to pay off the April 16, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on May 31, 2016 and, as a result, there was no outstanding balance on December 31, 2016 compared to a balance of $57,282 as of December 31, 2015.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company recorded as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on September 23, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  A portion of the proceeds were used to pay off the October 12, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,035 on each available banking day during the term of the agreement which represents a fee rate of 30.0%. The Company repaid the balance of the loan on December 27, 2016 and, as a result, there was no outstanding balance as of December 31, 2016.

On September 16, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $270,000 by September 10, 2017.  A portion of the proceeds were used to pay off the January 5, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,097 on each available banking day during the term of the agreement which represents a fee rate of 35.0%. The agreement had a balance due of $147,182 as of December 31, 2016.

On December 19, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $225,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $290,250 by December 12, 2017.  A portion of the proceeds were used to pay off the May 26, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,180 on each available banking day during the term of the agreement which represents a fee rate of 29.0%. The agreement had a balance due of $222,255 as of December 31, 2016.

Revolving Credit Facility

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments, as required, by the October 15, 2015 due date.  As the Company repays the initial loan, it can and has borrowed new funds which created new six-month payment cycles on the previously outstanding principal plus the new funds borrowed.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement.  Currently our borrowing limit with CB is $33,200.  The revolving loan agreement had a balance due of $26,367 and $26,592 as of December 31, 2016 and December 31, 2015, respectively.

Note 9: Income Taxes

The Company follows the provisions of FASB accounting guidance on accounting for uncertain income tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. As of December 31, 2016 and 2015, there were no uncertain tax positions. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years after 2012 remain open to examination by the taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $16,734,000 that may be used to offset future taxable income. If not utilized, the net operating loss carry forwards will expire at various dates through 2036.

Differences between the income taxes incurred for 2016 and 2015 and the amount determined by applying the statutory federal income tax rate (34%) to the loss before income taxes were as follows:

	2016	2015
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal deduction	(4.0)	(4.0)
Valuation allowance	38.0	38.0
	—%	—%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating loss carry forwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the assets will not be realized. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating losses	$6,199,000	$5,975,000
Goodwill	566,000	761,000
Other	242,000	206,000
	7,007,000	6,942,000
Valuation allowance	(7,007,000)	(6,942,000)
Net deferred tax asset	$—	$—

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

The following table sets forth the computation for basic and diluted net loss per common share for the year ended December 31, 2016 and 2015, respectively:

	2016	2015
Net loss (A)	$(220,729)	$(488,994)
Weighted average common shares - basic (B)	110,606,848	109,091,759
Effect of dilutive securities:
Dilutive effect of stock options (1)	—	—
Dilutive effect of stock warrants (1)	—	—
Dilutive effect of unrestricted Preferred Series A Shares (2)	—	—
Weighted average common shares - diluted (C)	110,606,848	109,091,759
Net loss per share - basic (A/B)	$(0.00)	$(0.00)
Net loss per share - diluted (A/C)	$(0.00)	$(0.00)

(1)
As a result of the Company’s net loss for the years’ ended December 31, 2016 and 2015, aggregate Common Stock Equivalents of 378,000 and 431,000, respectively, in each year issuable under stock option plans that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the years’ ended December 31, 2016 and 2015. These Common Stock Equivalents could be dilutive in future periods.

(2)
As a result of the Company’s net loss in the year ended December 31, 2016 and 2015, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the year ended December 31, 2016 and 2015. These Common Stock Equivalents could be dilutive in future periods.

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

Certain leases contain scheduled base rent increases over the terms of the leases. The total amount of base rent payments is charged to expense on a straight-line basis over the lease terms. At December 31, 2016 and 2015, the excess of rent expense over cash payments was $39,320 and $36,453, respectively. Such amounts are included in the accompanying consolidated balance sheets as deferred rent.

Future minimum rental payments required under the non-cancelable operating leases were as follows at December 31, 2016:

Year Ending December 31
2017	$145,085
2018	71,584
2019	36,900
2020	16,300
2021	-
2022 and later	-
$269,869

Total rent expense under all operating leases totaled $562,896 in 2016 compared to $787,312 in 2015. Total rent income from sub-lease agreements on operating leases totaled $38,800 in 2016 compared to $248,952 in 2015.

Capital Leases

The Company’s capital lease commitments relate to emissions testing and other related equipment. The Company records a capital lease asset and obligation equal to the present value of the lease payments.  The Company held $13,950 in equipment under capital lease with accumulated depreciation of $2,491 at December 31, 2016.

Future minimum rental payments required under the non-cancelable capital leases were as follows at December 31, 2016:

Year Ending December 31
2017	$4,640
2018	4,640
2019	3,866
13,146
Less amounts representing interest	2,457
Present value of net minimum lease payments	10,689
Less current portion	3,277
Long-term capitalized lease obligations	$7,412

Litigation

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

 Note 12: Preferred and Common Stock Transactions

Preferred Stock

The Company had 5,133 shares of Series A Convertible Preferred Stock (“Preferred A Stock”) outstanding at December 31, 2016 and 2015. Each share of Preferred A Stock is convertible into 833.33 shares of the Company’s common stock, or 4,277,498 shares of common stock in aggregate. GCA Strategic Investment Fund, Limited (“GCA”) through its individual shareholders held 3,724 shares of Preferred A Stock convertible into 3,103,333 shares of common stock as of December 31, 2016 and 2015. Global Capital Funding Group, LP through its individual shareholders held 1,409 shares of Preferred A Stock convertible into 1,174,166 shares of common stock as of December 31, 2016 and 2015. As of October 14, 2005, pursuant to an article of amendment, the Preferred A Stock ceased to accrue dividends. The Preferred A Stock had a liquidation preference equal to the purchase price of the remaining units of Preferred A Stock, or $5,133,000 at December 31, 2016 and 2015.

The Preferred A Stock contains certain contingent redemption features which could trigger its redemption. Since the contingent redemption features are outside the control of the Company, the fair value assigned to the Preferred A Stock has been classified outside of Shareholders’ Deficit in the Company’s consolidated balance sheets. The contingent redemption will occur only due to events such as a change of control, which is defined as a person or group of persons other than GCA that acquires a beneficial ownership of 33 1/3% or more of the outstanding shares of the Company’s common stock without the prior written consent of GCA, a transfer of substantially all of the assets of the Company, a merger, or certain other events. Should one of the contingent redemption instances occur, the Company would be required to redeem the Preferred A Stock at the greater of (i) the original issue price of $1,000 per share or (ii) the number of shares of common stock into which the redeemed shares may be converted multiplied by the market price of the common stock at the time of the change in control. Based on the 5,133 shares of Preferred A Stock currently outstanding, if this redemption were triggered, the Company would be required to pay the holders of these shares $5,133,000. The carrying value of the Preferred A Stock at December 31, 2016 and 2015 was $4,579,346. An accretion from the original value assigned to the Preferred A Stock of $4,579,346 has not been made since the contingent redemption features have no mandatory time for redemption and the probability of one of the contingent redemption features occurring cannot be determined.

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

During the seven-month period ending July 31, 2014, IBC assumed financial responsibility for an additional $133,984 of the Company’s trade accounts payable under the Settlement Agreement, bringing the total amount remaining from 2013 plus the additional amount assumed in 2014 to $199,628.  During the period seven-month period ending July 31, 2014, the company issued 56,398,059 shares of its common stock to pay in full for the $199,628 of trade accounts payable assumed plus an additional 2,700,000 common shares valued at $14,220 for IBC consulting fees. The Company recognized no expense related to the consulting services performed during the years ended December 31, 2016 and 2015, respectively.

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

On November 15, 2016, the Company issued the following amounts of common stock: 2,500,000 shares to its directors, 500,000 to an advisor to the directors, 1,250,000 shares to an affiliated company, 1,000,000 shares to a contract employee and 3,200,000 shares to Company employees for services previously rendered.  For financial reporting purposes, the Company valued the shares based the market value of the shares on the November 15, 2016 issue date or $0.001 per share. The Company recognized $8,450 in expense related to these 8,450,000 shares during the quarter ended December 31, 2016.

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock, of which 120,438,914 and 111,988,914 were issued with 118,364,225 and 109,914,225 shares outstanding as of December 31, 2016 and 2015, respectively. The total number of shares reserved for options and warrant conversions was 378,000 and 431,000 on December 31, 2016 and 2015, respectively.

Stock Incentive Plans

The Company has four stock incentive plans that authorize the Compensation Committee of the Board of Directors (“Compensation Committee”) to grant to eligible employees and non-employee directors’ stock options, restricted stock awards, unrestricted stock awards and performance stock rewards.

Under the Company’s 2001 Stock Option Plan  (“2001 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options to purchase up to 100,000 shares of the Company’s common stock. There were no options outstanding under the 2001 Plan as of December 31, 2016. The Company does not anticipate granting any additional options under the 2001 Plan in the future.

Under the Company’s 2005 Omnibus Stock Grant and Option Plan (“2005 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for  up to 303,498 shares of the Company’s authorized common stock. Options granted under the 2005 Plan generally vested annually in three equal installments. There were no options outstanding under the 2005 Plan as of December 31, 2016. The Company does not anticipate granting any additional options under the 2005 Plan in the future.

Under the Company’s 2006 Stock Grant and Option Plan (“2006 Plan”), the Compensation Committee is authorized to grant eligible employees and non-employee directors options for up to 2,000,000 shares of the Company’s common stock. Options granted under the 2006 Plan vest annually in three equal installments. There were 6,000 options outstanding under the 2006 Plan as of December 31, 2016. The Company does not anticipate granting any additional options under the 2006 Plan in the future.

During the Company’s annual meeting on May 19, 2008, the shareholders approved and adopted the “2008 Plan”. The Compensation Committee may issue options for up to 5,000,000 shares of our common stock under the 2008 Plan. There were no options outstanding under the 2008 Plan as of December 31, 2016.

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

These plans do not allow for the exercise of options after ten years from the date of grant. There were 1,025,000 stock options available to be granted under these plans at December 31, 2016 and 2015. As of December 31, 2016 and 2015, options to purchase, respectively, a total of 6,000 and 59,000 had been granted and were outstanding under these four plans. Options to purchase 6,000 and 59,000 common shares were exercisable as of December 31, 2016 and 2015, respectively.

The Company did not record any share-based compensation expense under above stock incentive plans during the years ended December 31, 2016 and December 31, 2015.

 The Company did not grant stock options in 2016 or 2015. For stock option grants issued prior to 2015, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the Company’s historical stock price volatility. The Company based the risk-free interest rate on U.S. Treasury note rates. The expected term is based on the vesting period and an expected exercise term and forfeitures. The Company does not anticipate paying cash dividends in the foreseeable future and therefore used an expected dividend yield of 0%. The following table sets forth the options granted under Speedemissions stock option plans as of December 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	59,000	$0.61	59,000	$0.61
Granted	—	$—	—	$—
Exercised/exchanged	—	$—	—	$—
Expired	53,000	$1.00	—	$—
Options outstanding at December 31,	6,000	$0.50	59,000	$0.61

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00 - $0.99	6,000	0.92 years	$0.50	6,000	$0.50

As of December 31, 2016, there was no unrecognized stock-based compensation expense related to non-vested stock options. The was no activity for our non-vested stock options for the years ended December 31, 2016 and 2015.

The was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 based on the Company’s closing stock price of $0.006 and $0.001, respectively. The was no aggregate intrinsic value of options vesting during 2016 and 2015. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Warrants

The fair value of each common stock warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model.

There were no warrants granted during the years ended December 31, 2016 and 2015.

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

 The following table represents our warrant activity for the years ended December 31, 2016 and 2015:

Number of Warrants
Outstanding Warrants — December 31, 2014	372,000
Granted	-
Exercised	-
Outstanding Warrants — December 31, 2015	372,000
Granted	-
Exercised	-
Outstanding Warrants — December 31, 2016	372,000

All warrants issued were fully vested within the calendar year in which they were granted.  As of December 31, 2016, there were 372,000 warrants to purchase common stock outstanding.

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

The Company had 120,438,914 shares of common stock issued and 118,364,225 shares outstanding as of December 31, 2016. As of December 31, 2016, our largest shareholder, GCA, and its affiliates, owned 17,860,918 shares of our common stock. Upon the conversion of their Preferred A Stock, GCA could own up to 22,138,416 shares of our common stock.

Note 14: Significant Fourth Quarter Adjustments

During the fourth quarters of the years ended December 31, 2016 and 2015, there were no significant adjustments.

*****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the updated framework in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our internal control over financial reporting was effective.

Item 9B. Other Information
None

 Part III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Shareholders.

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

10.6	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.7	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.8	$20,000 Promissory Note Agreement to Dianna Parlontieri dated November 5, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the Commission on April 22, 2015)

10.9	$17,000 Line of Credit Agreement to Celtic Bank dated April 16, 2015 (incorporated by reference to Exhibit 10.30 to the Form 10-K filed with the Commission on March 30, 2016)

10.10	$250,000 Factoring Agreement to Samson Partners, LLC dated June 8, 2015 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed with the Commission on March 30, 2016)

10.11	$75,000 Factoring Agreement to Samson Partners, LLC dated October 12, 2015 (incorporated by reference to Exhibit 10.32 to the Form 10-K filed with the Commission on March 30, 2016)

10.12	$235,000 Factoring Agreement to Samson Partners, LLC dated January 5, 2016

10.13	$200,000 Factoring Agreement to Samson Partners, LLC dated May 26, 2016

10.14	$200,000 Factoring Agreement to Samson Partners, LLC dated September 16, 2016

10.15	$225,000 Factoring Agreement to Samson Partners, LLC dated December 19, 2016

23.1	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedemissions, Inc.

Dated: March 31, 2017		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2017		/s/ Richard A. Parlontieri
	By:	Richard A. Parlontieri Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

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

	/s/ Richard A. Parlontieri	Dated: March 31, 2017
By:	Richard A. Parlontieri, Director, President and Chief Executive Officer (Principal Executive Officer)

	/s/ William M. Hannan	Dated: March 31, 2017
By:	William M. Hannan, Director

	/s/ Michael E. Guirlinger	Dated: March 31, 2017
By:	Michael E. Guirlinger, Director

/s/ Richard A. Parlontieri
By:	Richard A. Parlontieri Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	Dated: March 31, 2017

EXHIBIT INDEX
3.1	Articles of Incorporation of Speedemissions, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB dated March 31, 2006)

3.2	Bylaws of Speedemissions, Inc. (incorporated by reference to Exhibit 3.2 of the Pre-Effective Registration Statement on Form SB-2, File No. 333-68730)

4.1	Certificate of Designation of Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to Form 10-KSB dated March 31, 2006)

4.2	Certificate of Designation of Series B Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.2 to Form 10-KSB dated March 31, 2006)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Pre-Effective Registration Statement on Form SB-2, File No. 333-109416 filed with the Commission on October 3, 2003)

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

10.6	Speedemissions, Inc. 2006 Stock Grant and Option Plan effective September 18, 2006 (incorporated by reference to Exhibit 4.2 to Form 10-QSB filed with the Commission on March 30, 2007)

10.7	Speedemissions, Inc. 2008 Stock Grant and Option Plan effective May 19, 2008 (incorporated by reference to Exhibit 10.25 to Form S-1/A filed with the Commission on June 19, 2008)

10.8	$20,000 Promissory Note Agreement to Dianna Parlontieri dated November 5, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed with the Commission on April 22, 2015)

10.9	$17,000 Line of Credit Agreement to Celtic Bank dated April 16, 2015 (incorporated by reference to Exhibit 10.30 to the Form 10-K filed with the Commission on March 30, 2016)

10.10	$250,000 Factoring Agreement to Samson Partners, LLC dated June 8, 2015 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed with the Commission on March 30, 2016)

10.11	$75,000 Factoring Agreement to Samson Partners, LLC dated October 12, 2015 (incorporated by reference to Exhibit 10.32 to the Form 10-K filed with the Commission on March 30, 2016)

10.12	$235,000 Factoring Agreement to Samson Partners, LLC dated January 5, 2016

10.13	$200,000 Factoring Agreement to Samson Partners, LLC dated May 26, 2016

10.14	$200,000 Factoring Agreement to Samson Partners, LLC dated September 16, 2016

10.15	$225,000 Factoring Agreement to Samson Partners, LLC dated December 19, 2016

23.1	Consent of Porter Keadle Moore, LLC

24	Power of Attorney (contained on signature pages herewith)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101	Interactive Data Files