Form 10-Q
period 2017-03-31
SPEEDEMISSIONS INC
filed 2017-05-15
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, there were 118,364,225 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, including those described under Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, some of which are beyond the Company’s control and are difficult to predict. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company’s future results and shareholder values may differ materially from those expressed or forecast in these forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Unless legally required, Speedemissions undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$185,652	$53,011
Inventory	60,697	9,118
Other current assets	47,807	49,932

Total current assets	294,156	112,061
Property and equipment, net	253,507	48,743
Goodwill	210,884	390,985
Other assets	33,684	35,658
Total assets	$792,231	$587,447

Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$26,856	$26,367
Current portion notes payable	354,383	449,437
Accounts payable	463,140	678,317
Accrued liabilities	573,813	551,377
Current portion - capitalized lease obligations	3,399	3,277
Current portion – deferred rent	2,821	2,821
Total current liabilities	1,424,412	1,711,596
Notes payable, net of current portion	252,961	-
Capitalized lease obligations, net of current portion	6,515	7,412
Deferred rent, net of current portion	31,596	36,499
Total liabilities	1,715,484	1,755,507

Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000	4,579,346	4,579,346

Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 120,438,914 issued with 118,364,225 shares outstanding at March 31, 2017 and December 31, 2016	120,369	120,369
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,782,819)	(22,027,626)
Total shareholders’ deficit	(5,502,599)	(5,747,406)
Total liabilities and shareholders’ deficit	$792,231	$587,447

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2017	2016
Revenue	$897,411	$885,551
Costs of revenue:
Cost of emission certificates	166,544	159,575
Store operating expenses	517,277	522,030
General and administrative expenses	203,951	171,146
Gain from disposal of non-strategic assets	(74,099)	(4,345)
Operating income	83,738	37,145
Other income (expense)
Other income	199,910	-
Interest income	-	755
Interest expense	(38,841)	(62,907)
Other income (expense), net	161,069	(62,152)
Net income (loss)	$244,807	$(25,007)
Basic and diluted net income (loss) per share	$0.00	$(0.00)
Weighted average common shares outstanding, basic and diluted	118,364,225	109,914,225

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$244,807	$(25,007)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	10,203	15,469
Gain from derecognition of accounts payable	(199,910)	-
Gain from disposal of non-strategic assets	(74,099)	(4,345)
Changes in operating assets and liabilities:
Inventory	(51,579)	(2,129)
Other current assets	2,126	725
Other assets	1,974	(755)
Accounts payable and accrued liabilities	7,170	18,335
Other liabilities	(4,903)	1,089
Net cash (used in) provided by operating activities	(64,211)	3,382

Cash flows from investing activities:
Purchases of property and equipment	(214,968)	-
Proceeds from notes receivable	-	3,207
Proceeds from asset sales	254,200	4,345
Net cash provided by investing activities	39,232	7,552

Cash flows from financing activities:
Proceeds from line of credit	20,600	2,594
Payments on line of credit	(20,111)	(8,735)
Proceeds from notes payable	265,000	150,761
Payments on notes payable	(107,094)	(80,673)
Payments on capitalized leases	(775)	(10,872)
Net cash provided by financing activities	157,620	53,075
Net increase in cash	132,641	64,009
Cash at beginning of period	53,011	-
Cash at end of period	$185,652	$64,009
Supplemental Information:
Cash paid during the period for interest	$38,841	$62,907

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

March 31, 2017
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

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,782,819 at March 31, 2017. We had a working capital deficit of $1,130,256 at March 31, 2017 compared to a working capital deficit of $1,599,535 at December 31, 2016.

Our revenues for the quarter ended March 31, 2017 and for the fiscal years ended December 31, 2016 and 2015 have been insufficient to attain repeatable profitable operations and to provide adequate levels of cash flow from operations. While the Company reported net income of $244,807 for the quarter ended March 31, 2017, our profit included two non-recurring items.  These non-recurring items were a gain of $199,910 from derecognition of accounts payable and a gain of $74,099 from disposal of non-strategic assets.  Without these two non-recurring gains, we would have reported a net loss of $29,202 for the quarter ended March 31, 2017.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

We have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes from April 1, 2015 through December 31, 2015 and for November and December of 2016. As of May 5, 2017, we owed approximately $321,000, including penalties and interest assessed through December 31, 2016, for the previously described payroll tax obligations to the federal government.  We proposed a payment plan to the federal government and made payments totaling approximately $70,000 from September 30, 2015 through March 31, 2017, but we have not reached an agreed payment schedule for the remainder of our federal payroll tax obligations as of the date of this report. However, we made all federal tax deposits for 2017 payroll periods through May 5, 2017.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At May 5, 2017, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $11,000.

Our revenues during the years ended December 2016 and 2015, as well as the three months ended March 31, 2017, have been insufficient to attain repeatable profitable operations and to provide adequate levels of cash flow from operations. While the Company reported net income of $244,807 for the quarter ended March 31, 2017, our profit included two non-recurring items.  These non-recurring items were a gain of $199,910 from derecognition of accounts payable and a gain of $74,099 from disposal of non-strategic assets.  Without these two non-recurring gains, we would have reported a net loss of $29,202 for the quarter ended March 31, 2017. During the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

 Note 2: Nature of Operations

Description of Business

Speedemissions, Inc. is one of the largest test-only emissions testing and safety inspection companies in the United States. We perform vehicle emissions testing and safety inspections in certain cities in which vehicle emissions testing is mandated by the United States Environmental Protection Agency (“EPA”). As of March 31, 2017, we operated 21 vehicle emissions testing and safety inspection stations under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri). We also operate three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. We manage our operations based on these three regions, and we have one reportable segment.

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

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections store model. Franchises are available to qualified store operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of March 31, 2017, we have sold no franchises.

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

On March 10, 2017, we closed our Salt Lake City, Utah, station under a lease termination agreement with the landlord.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017. As a result, we now operate 21 emission testing centers in Atlanta, Georgia and St. Louis, Missouri metropolitan areas, plus three mobile testing units in the Atlanta, Georgia area.

On March 20, 2017, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Auto Recycling of Montgomery, Inc., an Alabama corporation (“ARM”), pursuant to which the Company agreed to purchase certain assets of ARM, including land, buildings, equipment and inventory previously used by ARM in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  The company incurred $28,300 in expenses for professional services rendered in the identification of the purchased assets and closing of the Purchase Agreement. The Company entered into two separate note agreements with ARM to fund the purchase of the assets.  Terms of each note included an interest rate of ten percent, an amortization term of ten years and a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note will be $2,313 and $1,189, respectively.  Using the acquired assets, the Company intends to create an auto recycling business operation, but expects it will take approximately 60 days to hire employees and put the necessary business systems in place before sales operations can commence.  We expect to begin reporting the auto recycling business as a separate business segment for the quarter ending June 30, 2017.  Under the terms of the Purchase Agreement, payments on the notes will commence 120 days after the closing date of the Purchase Agreement.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 3: Significant Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included in these financial statements relate to useful lives of property and equipment, the valuation allowance provided against deferred tax assets and the valuation of long-lived assets and goodwill. Actual results could differ from those estimates. For a description of Speedemissions’ critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 4: Inventory

Inventory at March 31, 2017 consisted of automobile parts, certificate and merchandise inventory and was $51,700, $8,223 and $774, respectively. Inventory at December 31, 2016 consisted of certificate and merchandise inventory and was $7,766 and $1,352, respectively.

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

The balance of notes receivable was $0 at March 31, 2017 and December 31, 2016.

Note 6: Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Land	$98,000	$-
Buildings	107,754	30,754
Equipment	827,005	817,038
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	19,356
Leasehold improvements	158,758	158,757
	1,267,199	1,082,231

Less: accumulated depreciation and amortization	1,013,692	1,033,488
	$253,507	$48,743

 Note 7: Accrued Liabilities

Accrued liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Professional fees	$82,900	$62,500
Accrued payroll	431,233	427,660
Accrued property taxes	5,055	1,267
Other	54,625	59,950
	$573,813	$551,377

Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note has been extended annually since the first renewal date.  The most recent renewal of the Note was on November 6, 2016, establishing a new maturity date of November 6, 2017. The Note had a balance due of $60,000 on March 31, 2017 and December 31, 2016.

Secured Note Agreements

On March 20, 2017, the Company entered into and closed the Purchase Agreement with ARM, pursuant to which the Company agreed to purchase certain assets of ARM, including land, buildings, equipment and inventory previously used by ARM in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  The company incurred $28,300 in expenses for professional services rendered in the identification of the purchased assets and closing of the Purchase Agreement. The Company entered into two separate note agreements with ARM to fund the purchase of the assets.  Terms of each note included an interest rate of ten percent, an amortization term of ten years and a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note will be $2,313 and $1,189, respectively.  Using the acquired assets, the Company intends to create an auto recycling business operation, but expects it will take approximately 60 days to hire employees and put the necessary business systems in place before sales operations can commence.  We expect to begin reporting the auto recycling business as a separate business segment for the quarter ending June 30, 2017.  Under the terms of the Purchase Agreement, payments on the notes will commence 120 days after the closing date of the Purchase Agreement.  The secured notes had a balance due of $265,000 and $0 as of March 31, 2017 and December 31, 2016, respectively.

Promissory Note Agreements

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.   The Note had principal due of $20,000 on March 31, 2017 and December 31, 2016, respectively.

Daily Payment Note Agreements

On June 8, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The Company repaid the remaining balance on January 8, 2016 and, as a result, there was no outstanding balance as of March 31, 2017 or December 31, 2016.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016. The Company repaid the balance of the loan on May 31, 2016 and, as a result, there was no outstanding balance as of March 31, 2017 or December 31, 2016.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on September 23, 2016 and, as a result, there was no outstanding balance as of March 31, 2017 or December 31, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  A portion of the proceeds were used to pay off the October 12, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,035 on each available banking day during the term of the agreement which represents a fee rate of 30.0%. The Company repaid the balance of the loan on December 27, 2016 and, as a result, there was no outstanding balance as of March 31, 2017 or December 31, 2016.

On September 16, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $270,000 by September 10, 2017.  A portion of the proceeds were used to pay off the January 5, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,097 on each available banking day during the term of the agreement which represents a fee rate of 35.0%. The agreement had a balance due of $96,801 and $147,182 as of March 31, 2017 and December 31, 2016, respectively.

On December 19, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $225,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $290,250 by December 12, 2017.  A portion of the proceeds were used to pay off the May 26, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,180 on each available banking day during the term of the agreement which represents a fee rate of 29.0%. The agreement had a balance due of $165,543 and $222,255 as of March 31, 2017 and December 31, 2016, respectively.

Revolving Credit Facility On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At May 5, 2017, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $11,000.  The revolving loan agreement had a balance due of $26,856 and $26,367 as of March 31, 2017 and December 31, 2016, respectively.

Note 9: Net Income (Loss) Per Share

Basic earnings per share (“EPS”) or net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options, warrants, and contingently issuable shares such as the Company’s Series A and Series B preferred stock (commonly and hereinafter referred to as “Common Stock Equivalents”), were exercised or converted into common stock.

The following table sets forth the computation for basic and diluted net income (loss) per share for the three month periods ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31
	2017	2016
Net income (loss) (A)	$244,807	$(25,007)

Weighted average common shares - basic (B)	118,364,225	109,914,225
Effect of dilutive securities:
Diluted effect of stock options (1)	—	—
Diluted effect of stock warrants (1)	—	—
Diluted effect of unrestricted Preferred Series A Stock (2)	—	—
Weighted average common shares - diluted (C)	118,364,225	109,914,225
Net income (loss) per share - basic (A/B)	$0.00	$(0.00)
Net income (loss) per share - diluted (A/C)	$0.00	$(0.00)

(1)
The Company reported net income for the three month period ended March 31, 2017.  However, aggregate Common Stock Equivalents of 378,000 issuable under stock options and warrants that were potentially dilutive securities are anti-dilutive because the exercise prices for both the stock options and warrants exceeded the closing price of $0.006 for the Company’s common stock as of March 31, 2017and, therefore, have been excluded from the computation of weighted average common shares (diluted) for the three month period ended March 31, 2017. As a result of the Company’s net loss for the three month period ended March 31, 2016, aggregate Common Stock Equivalents of 426,000 issuable under stock options and warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month period ended March 31, 2016, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
The Company reported a net income for the three month period ended March 31, 2017. However, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive because the exercise prices for the Series A convertible, redeemable preferred stock (“Series A Preferred Stock”) exceeded the closing price of $0.006 for the Company’s common stock as of March 31, 2017 and, therefore, have been excluded from the computation of weighted average common shares (diluted) for the three month period ended March 31, 2017. As a result of the Company’s net loss in the three month periods ended March 31, 2016, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A Preferred Stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month periods ended March 31, 2017 and 2016. These Common Stock Equivalents could be dilutive in future periods.

Note 10: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016. For financial statement purposes, the Series A Preferred Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the three month period ended March 31, 2017.  The Company had 118,364,225 common shares outstanding as of March 31, 2017 and December 31, 2016.

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

There was no share based compensation expense during the three months ended March 31, 2017 and 2016. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth options outstanding under the Company’s stock option plans during the three month period ended March 31, 2017.  The Company did not grant stock options in the three months ended March 31, 2017.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2016	6,000	$0.50
Granted	—	—	—
Expired	—	—
Options outstanding at March 31, 2017	6,000	$0.50

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2017 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

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

As of March 31, 2017, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the three months ended March 31, 2017 and 2016.

There were 6,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of March 31, 2017 and December 31, 2016. There were no options granted under these plans during the three month period ended March 31, 2017. There were no options exercised during the three month periods ended March 31, 2017 and 2016.

Stock Warrants

There were 372,000 common stock warrants outstanding as of March 31, 2017, and there were no warrants granted or exercised during the three month period ended March 31, 2017.

Note 12: Income Taxes

No provision for income taxes has been reflected for the three month periods ended March 31, 2017 and 2016, as the Company has sufficient net operating loss carry forwards to offset taxable income.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Our revenue, cost of emission certificates, store operating expenses, general and administrative expenses and operating results for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 were as follows:

	Three Months Ended March 31		Percentage Change
	2017	2016
Revenue	$897,411	$885,551	1.3%
Cost of emission certificates	166,544	159,575	4.4%
Store operating expenses	517,277	522,030	(0.9%)
General and administrative (income) expenses	203,951	171,146	19.2%
Gain from disposal of non-strategic assets	(74,099)	(4,345)	n/a
Operating income	$83,738	$37,145	125.4%

Revenue. Revenue increased $11,860, or 1.3%, to $897,411 for the three month period ended March 31, 2017 compared to $885,551 for the three month period ended March 31, 2016. The $11,860 increase in revenue was primarily due an increase of $33,783 or 4.1% in same store revenue during the three months ended March 31, 2017, reduced by a $21,923, or 31.2%, decrease in closed store revenue due to the March 10, 2017 closing of our Utah store.

Cost of emission certificates. Cost of emission certificates increased $6,969, or 4.4%, for the three month period ended March 31, 2017 and was $166,544, or 18.6% of revenues, compared to $159,575, or 18.0% of revenues, for the three month period ended March 31, 2016. The $6,969 increase was a direct result of increased emission tests performed in same stores during the three-month period ended March 31, 2017.

Store operating expenses. Store operating expenses decreased $4,753, or 0.9%, for the three month period ended March 31, 2017 and was $517,277, or 57.6% of revenues, compared $522,030, or 58.9%  of revenues, for the three month period ended March 31, 2016.

General and administrative expenses. Our general and administrative expenses increased $32,805, or 19.2%, to $203,951 for the three month period ended March 31, 2017 from $171,146 for the three month period ended March 31, 2016.  The increase of $32,805 was primarily due to $28,300 of professional services expense incurred in the previously described purchase of assets from ARM.

Gain from sales of non-strategic assets. We recorded gains of $74,099 and $4,345 from sales of non-strategic assets in the three-month periods ended March 31, 2017 and 2016, respectively. The $74,099 gain during the three-months ended March 31, 2017 was due to the March 10, 2017 lease termination of our Salt Lake City, Utah station.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017, plus an additional payment of $4,200 from the sale of miscellaneous station equipment.  As a result of the Utah station closing, we expensed $180,101 of goodwill associated with the original purchase of the station.

Operating income. Our operating income increased by $46,593 in the three month period ended March 31, 2017 and was $83,738 compared to an operating income of $37,145 in the three month period ended March 31, 2016. The increase in our operating income was primarily due to the $74,099 gain from disposal of our Utah station less the $28,300 of professional services expense incurred in the previously described purchase of assets from ARM.

Other income and expense, net income (loss) and basic and diluted net income (loss) per share. Our other income, interest expense, net income (loss) and basic and diluted net income (loss) per share for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Operating income	$83,738	$37,145
Other income	199,910	-
Interest income	-	755
Interest expense	(38,841)	(62,907)
Net income (loss)	$244,807	$(25,007)
Basic and diluted net income (loss) per common share	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	118,364,225	109,914,225

 Other Income. The increase of $199,910 in other income during the three month period ending March 31, 2017 was due to the derecognition of $199,910 in accounts payable with $46,638 resulting from agreed settlements with vendors and $153,272 resulting from the Company’s decision to derecognize certain non-current accounts payable which the Company did not feel legally obligated to pay.

Net interest expense.  The Company incurred net interest expense of $38,841 and $62,152 during the three month periods ended March 31, 2017 and 2016, respectively.  The decrease of $23,311 in net interest expense during the quarter ended March 31, 2017, compared to 2016, was primarily the result of $27,910 in additional interest expense recorded in the quarter ended March 31, 2016 resulting from the advanced payoff of the June 8, 2015 SP revenue-based factoring agreement in January 2016.

Net income (loss) and basic and diluted income (loss) per common share. Net income was $244,807 in the three month period ended March 31, 2017 compared to a net loss of ($25,007) during the three month period ended March 31, 2016. Basic and diluted net income (loss) per share was $0.00 and ($0.00), respectively, in the three month periods ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Introduction

Our net cash position increased by $132,641 during the three months ended March 31, 2017, primarily due to $157,620 in net cash provided by financing activities, while our total liabilities decreased by $40,023. Our total liabilities decreased mainly due to a $215,177 decrease in accounts payable, which consisted primarily of a $199,910 from derecognition of accounts payable, partially offset by a $150,495 increase in notes payable. We hope to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2017.

As described above, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At May 5, 2017, the outstanding balance on our revolving loan facility with CB was approximately $20,000 and our cash balances were approximately $11,000.

For the three months ended March 31, 2017, operating activities used net cash of $64,211.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our store operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the three months ended March 31, 2017, our net cash used in operating activities was $64,211 compared to net cash provided by operating activities of $3,382 in the three months ended March 31, 2016. Negative operating cash flows during the three months ended March 31, 2017 were primarily created by a gain of $199,910 resulting from derecognition of accounts payable, a $74,099 gain from asset disposal and a $51,579 increase in inventory, partially offset by a net income of $244,807.

Positive operating cash flows during the three months ended March 31, 2016 were primarily created by an $18,335 increase in accounts payable and accrued liabilities plus depreciation and amortization of $15,469 offset by a net loss of $25,007.

Sources and Uses of Cash

Net cash provided by investing activities was $39,232 for the three months ended March 31, 2017 compared to net cash provided by investing activities of $7,552 for the three months ended March 31, 2016. The net cash provided by investing activities during the three months ended March 31, 2017 was primarily the result of $254,200 in proceeds from asset sales reduced by $214,968 in purchases of property and equipment. The net cash provided by investing activities during the three months ended March 31, 2016 was the result of $3,207 in proceeds from notes receivable plus $4,345 in proceeds from asset sales.

Net cash provided by financing activities was $157,620 during the three months ended March 31, 2017, compared to $53,075 provided by financing activities during the three months ended March 31, 2016. During the three months ended March 31, 2017, we had proceeds of $265,000 from notes payable reduced by payments of $107,094 on notes payable.  During the three months ended March 31, 2016, we had net proceeds of $70,088 from notes payable reduced by principal payments of $10,872 on capital leases and net payments of $6,141 on our line of credit.

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

As a smaller reporting company, we are not required to provide the information required by this Item, pursuant to Item 305(e) of Regulation S-K.

ITEM 4	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: May 15, 2017	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)