Form 10-Q
period 2017-06-30
SPEEDEMISSIONS INC
filed 2017-08-14
CIK 1158419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017 there were 118,364,225 shares of common stock, par value $0.001, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Speedemissions, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$5,761	$53,011
Auto parts, certificate and merchandise inventory	58,690	9,118
Other current assets	45,358	49,932
Total current assets	109,809	112,061
Property and equipment, net	241,008	48,743
Goodwill	210,884	390,985
Other assets	31,808	35,658
Total assets	$593,509	$587,447
Liabilities and Shareholders’ Deficit
Current liabilities:
Line of credit	$27,297	$26,367
Notes payable	258,012	449,437
Accounts payable	486,956	678,317
Accrued liabilities	532,335	551,377
Current portion - capitalized lease obligations	3,526	3,277
Current portion – deferred rent	2,821	2,821
Total current liabilities	1,310,947	1,711,596
Notes payable, net of current portion	252,961	-
Capitalized lease obligations, net of current portion	5,584	7,412
Deferred rent	31,892	36,499
Total liabilities	1,601,384	1,755,507
Commitments and contingencies
Series A convertible, redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, 5,133 shares issued and outstanding; liquidation preference: $5,133,000…	4,579,346	4,579,346
Shareholders’ deficit:
Common stock, $.001 par value, 250,000,000 shares authorized, 120,438,914 issued with 118,364,225 shares outstanding at June 30, 2017 and December 31, 2016…	120,369	120,369
Additional paid-in capital	16,259,851	16,259,851
Treasury stock at cost (2,074,689 shares)	(100,000)	(100,000)
Accumulated deficit	(21,867,441)	(22,027,626)
Total shareholders’ deficit	(5,587,221)	(5,747,406)
Total liabilities and shareholders’ deficit	$593,509	$587,447

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$779,263	$841,797	$1,676,674	$1,727,348
Costs of revenue:
Cost of revenue	148,026	149,958	314,570	309,533
Station operating expenses	505,921	514,292	1,051,498	1,036,322
General and administrative expenses	175,574	159,488	351,225	330,633
(Gain) loss from disposal of non-strategic assets	(959)	3,482	(75,058)	(862)
Operating (loss) income	(49,299)	14,577	34,439	51,722
Other income (expense)
Other income	-	-	199,910	-
Interest income	-	252	-	1,007
Interest expense	(35,324)	(44,111)	(74,164)	(107,018)
Other income (expense), net	(35,324)	(43,859)	125,746	(106,011)
Net (loss) income	$(84,623)	$(29,282)	$160,185	$(54,289)
Basic and diluted net (loss) income per share	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average common shares outstanding, basic and diluted	118,364,225	109,914,225	118,364,225	109,914,225

See accompanying notes to consolidated financial statements.

Speedemissions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$160,185	$(54,289)
Adjustments to reconcile net income (loss) to cash (used in) operating activities:
Depreciation and amortization	21,862	29,544
Gain from derecognition of accounts payable	(199,910)	-
Gain from disposal of non-strategic assets	(75,058)	(862)
Changes in operating assets and liabilities:
Inventory	(49,572)	1,411
Other current assets	4,575	(348)
Other assets	3,850	(1,007)
Accounts payable and accrued liabilities	(10,493)	(58,652)
Other liabilities	(4,608)	737
Net cash (used in) operating activities	(149,169)	(83,466)
Cash flows from investing activities:
Purchases of property and equipment	(214,968)	-
Proceeds from notes receivable	-	51,208
Proceeds from asset sales	256,000	6,862
Net cash provided by investing activities	41,032	58,070
Cash flows from financing activities:
Proceeds from line of credit	40,132	2,594
Payments on line of credit	(39,203)	(18,077)
Proceeds from notes payable	265,000	329,608
Payments on notes payable	(203,464)	(172,529)
Payments on capitalized leases	(1,578)	(25,860)
Net cash provided by financing activities	60,887	115,736
Net (decrease) increase in cash	(47,250)	90,340
Cash at beginning of period	53,011	-
Cash at end of period	$5,761	$90,340
Supplemental Information:
Cash paid during the period for interest	$74,164	$107,018

See accompanying notes to consolidated financial statements.

Speedemissions, Inc.
Notes to Consolidated Financial Statements

June 30, 2017
(Unaudited)

Note 1. Going Concern

The accompanying consolidated financial statements of Speedemissions, Inc. (referred to herein as “Speedemissions” and the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

Speedemissions has experienced recurring net losses which have caused an accumulated deficit of $21,867,441 at June 30, 2017. We had a working capital deficit of $1,201,138 at June 30, 2017 compared to a working capital deficit of $1,599,535 at December 31, 2016.

Our revenues for the six months ended June 30, 2017 and for the fiscal years ended December 31, 2016 and 2015 have been insufficient to attain repeatable profitable operations and to provide adequate levels of cash flow from operations. While the Company reported net income of $160,185 for the six months ended June 30, 2017, our profit included two non-recurring items. These non-recurring items were a gain of $199,910 from derecognition of accounts payable and a gain of $75,058 from disposal of non-strategic assets. Without these two non-recurring gains, we would have reported a net loss of $114,783 for the six months ended June 30, 2017. Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our station operations to provide sufficient cash flow from operations to pay our current level of operating expenses, provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances can be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. Should an increase in revenues not materialize, we will seek to further reduce operating costs to bring them in line with reduced revenue levels. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, and if the Company is unable to sufficiently reduce operating costs, we would need to raise additional capital or obtain additional borrowings beyond our existing credit facilities. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available or, if available, that we would be able to complete a capital raise or financing on satisfactory terms, to allow us to continue as a going concern. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

We have been unable to make all required payments to the federal government for payroll taxes withheld from employee paychecks and the associated matching employer payroll taxes from April 1, 2015 through December 31, 2015 and for November and December of 2016. As of August 4, 2017, we owed approximately $309,000, including penalties and interest assessed through December 31, 2016, for the previously described payroll tax obligations to the federal government.  We proposed a payment plan to the federal government and made payments totaling approximately $87,000 from September 30, 2015 through June 30, 2017, but we have not reached an agreed payment schedule for the remainder of our federal payroll tax obligations as of the date of this report. We made all federal tax deposits for 2017 payroll periods through June 30, 2017, however have been unable to make federal tax deposits for two payrolls paid in July 2017 and consequently owe federal employment taxes of approximately $25,100 as of August 4, 2017.

On April 16, 2015, the Company entered into a revolving loan agreement with Celtic Bank (“CB”), pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At August 4, 2017, the outstanding balance on our revolving loan facility with CB was approximately $22,000 and our cash balances were approximately $1,000.

Our revenues during the years ended December 2016 and 2015, as well as the six months ended June 30, 2017, have been insufficient to attain sustainable profitable operations and to provide adequate levels of cash flow from operations. While the Company reported net income of $160,185 for the six months ended June 30, 2017, our profit included two non-recurring items. These non-recurring items were a gain of $199,910 from derecognition of accounts payable and a gain of $75,058 from disposal of non-strategic assets. Without these two non-recurring gains, we would have reported a net loss of $114,783 for the six months ended June 30, 2017. During the years ended December 31, 2016 and 2015 and the six months ended June 30, 2017, due to insufficient cash flow from operations and borrowing limitations under our line of credit facility, we have been extending payments owed to landlords and vendors beyond normal payment terms and deadlines. Until such vendors are paid within normal payment terms, no assurances can be given that required services and materials needed to support operations will continue to be provided. In addition, no assurances can be given that vendors will not pursue legal means to collect past due balances owed. Any interruption of services or materials would likely have an adverse impact on our operations and could impact our ability to continue as a going concern.

Note 2: Nature of Operations

Description of Business

The Company classifies its business into two separate operating segments. The primary segment consists of the Company’s 21 vehicle emissions testing stations operating under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri), plus three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies. During the quarter ended June 30, 2017, the Company started an auto recycling business operation with one location in Montgomery, Alabama. The auto recycling segment operates under the trade name Auto Recycling of Montgomery and purchases used vehicles to disassemble into component parts and sell on the wholesale and retail markets.

Our vehicle emissions testing stations use computerized emissions testing that test vehicles for compliance with vehicle emissions standards. We purchase or lease these computerized testing systems from state approved equipment vendors. Our revenues are mainly generated from the testing or inspection fees charged to the registered owner of the vehicle. As a service to our customers, we also sell automotive parts and supplies such as windshield wipers, taillight bulbs and gas caps at our St. Louis, Missouri location. However, we do not provide automotive repair services.

Our auto recycling location purchases used and damaged automotive vehicles, which it disassembles into their component parts. Our revenues are primarily generated from the subsequent sale of these disassembled parts to both wholesale and retail customers via local and internet-based sales operations.

On June 22, 2010, the Company announced the launch of its first iPhone application, Carbonga. Carbonga diagnosed an automobile’s computer system using the on board diagnostic port available on vehicles produced since 1996. Carbonga could check over 2,000 vehicle fault codes. We launched version two of Carbonga on February 16, 2011. Version two improved the speed and performance of the application and added additional features, including the ability to receive vehicle safety recalls and Technical Service Bulletins (“TSB”), for an annual subscription fee.  On November 20, 2013, Carbonga received several upgrades and was re-introduced as Carbonga-SRI in the Apple® app store for a one-time fee of $4.99. Product enhancements now have safety and TSB information up to the current model year and for the past 20 years as well. In addition, there is an upgraded “push notification” feature and an easier to use “add/delete” section. With the introduction of Carbonga-SRI, the Carbonga app was subsequently discontinued and turned-off in the app store.

During the quarter ended September 30, 2012, we formed a new company, SpeedEmissions Car Care, LLC, through which we franchised our vehicle emissions and safety inspections station model. Franchises are available to qualified station operators who have an interest in either a single- or multi-location opportunity in select cities where vehicle emissions testing/safety inspections and other automotive services are required. We signed an agreement with an Atlanta based franchise consulting company to assist with our plan to franchise our business model into a number of new U.S. markets. After securing approval for all the necessary disclosure documents, we began marketing franchises in the fourth quarter of 2012.  However, as of June 30, 2017, we have sold no franchises.

On December 5, 2014, we sold the assets comprising five of our six Salt Lake City, Utah stations for $1,350,000 in cash.

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

On March 20, 2017, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Auto Recycling of Montgomery, Inc., an Alabama corporation (“ARM”), pursuant to which the Company agreed to purchase certain assets of ARM, including land, buildings, equipment and inventory previously used by ARM in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  The Company incurred $28,300 in expenses for professional services rendered in the identification of the purchased assets and closing of the Purchase Agreement. The Company entered into two separate note agreements with ARM to fund the purchase of the assets.  Terms of each note included an interest rate of ten percent, an amortization term of ten years and a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note commenced on July 20, 2017 in the amounts of $2,313 and $1,189, respectively.  Using the acquired assets, the Company created an auto recycling business operation, hiring one employee, organizing business assets and commencing limited sales operations during the quarter ended June 30, 2017.

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

The Company classifies its business into two separate operating segments.  The primary segment consists of the Company’s 21 vehicle emissions testing stations operating under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri), plus three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies.  In addition, during the quarter ended June 30, 2017, the Company started an auto recycling business operation with one location in Montgomery, Alabama, as previously discussed.  The auto recycling segment operates under the trade name Auto Recycling of Montgomery and purchases used vehicles which it disassembles into component parts and sells on the wholesale and retail markets.

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

Note 4: Inventory

Inventory at June 30, 2017 consisted of automobile parts, certificate and merchandise inventory and was $50,835, $7,090 and $765, respectively. Inventory at December 31, 2016 consisted of certificate and merchandise inventory and was $7,766 and $1,352, respectively.

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

There was no outstanding balance of notes receivable as of June 30, 2017 and December 31, 2016.

Note 6: Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Land	$98,000	$-
Buildings	107,754	30,754
Equipment	824,201	817,038
Furniture, fixtures and office equipment	56,326	56,326
Vehicles	19,356	19,356
Leasehold improvements	158,758	158,757
	1,264,395	1,082,231
Less: accumulated depreciation and amortization	1,023,387	1,033,488
	$241,008	$48,743

Note 7: Accrued Liabilities

Accrued liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Professional fees	$49,529	$62,500
Accrued payroll	387,048	427,660
Accrued property taxes	5,770	1,267
Other	89,988	59,950
	$532,335	$551,377

 Note 8: Notes Payable

Bridge Note Agreement

On November 11, 2010, the Company entered into a $55,000 bridge note agreement (the “Note”) with an affiliate, GCA Strategic Investment Fund, Limited (“GCA”). The funds received from the Note were used for general working capital purposes. The Note bore 0% interest and was due in full on November 11, 2012. The Note is subject to mandatory prepayment upon a change of control, as defined in the Note. In consideration for the receipt of the Note, the Company issued GCA 4,000,000 warrants to purchase the Company’s common stock at $0.50 per share.  On April 15, 2011, the Board of Directors of the Company and GCA agreed to amend GCA’s 4,000,000 warrants whereby the exercise price of the warrants would be reduced to $0.016 from $0.50. The closing price of the Company’s common stock was $0.013 on April 14, 2011.  The warrants were exercised on April 18, 2011 at the reduced exercise price of $0.016 per share. The Note has been extended annually since the first renewal date.  The most recent renewal of the Note was on November 6, 2016, establishing a new maturity date of November 6, 2017. The Note had a balance due of $60,000 on June 30, 2017 and December 31, 2016.

Secured Note Agreements

On March 20, 2017, the Company entered into and closed the Purchase Agreement with ARM, pursuant to which the Company agreed to purchase certain assets of ARM, including land, buildings, equipment and inventory previously used by ARM in an auto recycling operation which ceased operations in June of 2014.  The purchase price was $175,000 for the land and buildings and $90,000 for the equipment and inventory.  The Company incurred $28,300 in expenses for professional services rendered in the identification of the purchased assets and closing of the Purchase Agreement. The Company entered into two separate note agreements with ARM to fund the purchase of the assets.  Terms of each note included an interest rate of ten percent, an amortization term of ten years and a seven year balloon payment.  Monthly payments for the $175,000 land and buildings note and for the $90,000 equipment and inventory note commenced on July 20, 2017 in the amounts of $2,313 and $1,189, respectively. Using the acquired assets, the Company created an auto recycling business operation, which commenced operations during the quarter ended June 30, 2017. The secured notes had a balance due of $265,000 and $0 as of June 30, 2017 and December 31, 2016, respectively.

Promissory Note Agreements

On November 5, 2014, the Company entered into a promissory note agreement with Dianna Parlontieri, wife of the Company’s President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mrs. Parlontieri loaned the Company $20,000 for working capital purposes. Under the terms of the promissory note, the Company agreed to repay the loan, plus interest, for a total amount of $20,400 by December 15, 2014.  Because the Company did not repay the loan in full by December 15, 2014, the Company is required to repay $1,700 on the 15th of each month, starting December 15, 2014, until the loan is re-paid in full.  If any of the monthly payments are not paid on the respective due date then the monthly payment amount is subject to a default interest rate of 10% per annum.  The Company is currently in default of the terms of this promissory note as it did not make the required repayment on December 15, 2014 and has not made any of the required monthly payments as of the date of this report.   The Note had principal due of $20,000 on June 30, 2017 and December 31, 2016, respectively.

Daily Payment Note Agreements

On June 8, 2015, the Company entered into a revenue-based factoring agreement with Samson Partners, LLC (“SP”), pursuant to which the Company agreed to repay SP $250,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $337,500 by April 14, 2016.  Under the terms of the agreement, SP is authorized to make daily bank debits of $1,600 on each available banking day during the term of the agreement which represents a fee rate of 34.8%.  The Company repaid the remaining balance on January 8, 2016 and, as a result, there was no outstanding balance as of June 30, 2017 or December 31, 2016.

On October 12, 2015, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $75,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $101,250 by August 22, 2016. The Company repaid the balance of the loan on May 31, 2016 and, as a result, there was no outstanding balance as of June 30, 2017 or December 31, 2016.

On January 5, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $235,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $321,950 by January 10, 2017.  A portion of the proceeds were used to pay off the June 8, 2015 SP revenue-based factoring agreement described above.  The Company repaid the balance of the loan on September 23, 2016 and, as a result, there was no outstanding balance as of June 30, 2017 or December 31, 2016.

On May 26, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $260,000 by May 31, 2017.  A portion of the proceeds were used to pay off the October 12, 2015 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,035 on each available banking day during the term of the agreement which represents a fee rate of 30.0%. The Company repaid the balance of the loan on December 27, 2016 and, as a result, there was no outstanding balance as of June 30, 2017 or December 31, 2016.

On September 16, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $200,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $270,000 by September 10, 2017.  A portion of the proceeds were used to pay off the January 5, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,097 on each available banking day during the term of the agreement which represents a fee rate of 35.0%. The agreement had a balance due of $44,795 and $147,182 as of June 30, 2017 and December 31, 2016, respectively.

On December 19, 2016, the Company entered into another revenue-based factoring agreement with SP, pursuant to which the Company agreed to repay SP $225,000 from a loan made by SP to the Company, plus a fixed fee which the Company will record as interest expense, for a total repayment amount of $290,250 by December 12, 2017.  A portion of the proceeds were used to pay off the May 26, 2016 SP revenue-based factoring agreement described above. Under the terms of the agreement, SP is authorized to make daily bank debits of $1,180 on each available banking day during the term of the agreement which represents a fee rate of 29.0%. The agreement had a balance due of $121,178 and $222,255 as of June 30, 2017 and December 31, 2016, respectively.

Revolving Credit Facility

On April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At August 4, 2017, the outstanding balance on our revolving loan facility with CB was approximately $22,000 and our cash balances were approximately $1,000.  The revolving loan agreement had a balance due of $27,297 and $26,367 as of June 30, 2017 and December 31, 2016, respectively.

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

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income (A)	$(84,623)	$(29,282)	$160,185	$(54,289)

Weighted average common shares - basic (B)	118,364,225	109,914,225	118,364,225	109,914,225
Effect of dilutive securities
Diluted effect of stock options (1)	—	—	—	—
Diluted effect of stock warrants (1)	—	—	—	—
Diluted effect of unrestricted Preferred Series A Shares (2)	—	—	—	—

Weighted average common shares - diluted (C)	118,364,225	109,914,225	118,364,225	109,914,225
Net (loss) income per share - basic (A/B)	$(0.00)	$(0.00)	$0.00	$(0.00)
Net (loss) income per share - diluted (A/C)	$(0.00)	$(0.00)	$0.00	$(0.00)

(1)
The Company reported net income for the six month period ended June 30, 2017.  However, aggregate Common Stock Equivalents of 378,000 issuable under stock options and warrants that were potentially dilutive securities are anti-dilutive because the exercise prices for both the stock options and warrants exceeded the closing price of $0.004 for the Company’s common stock as of June 30, 2017 and, therefore, have been excluded from the computation of weighted average common shares (diluted) for the six month period ended June 30, 2017. As a result of the Company’s net loss for the three month period ended June 30, 2017 and the three and six month periods ended June 30, 2016, aggregate Common Stock Equivalents of, respectively,  378,000 and 426,000 issuable under stock options and warrants that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares (diluted) for the three month period ended June 30, 2017 and the three month and six month periods ended June 30, 2016, respectively. These Common Stock Equivalents could be dilutive in future periods.

(2)
The Company reported net income for six month period ended June 30, 2017. However, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A convertible, redeemable preferred stock that were potentially dilutive securities are anti-dilutive because the exercise prices for the Series A convertible, redeemable preferred stock (“Series A Preferred Stock”) exceeded the closing price of $0.004 for the Company’s common stock as of June 30, 2017 and, therefore, have been excluded from the computation of weighted average common shares (diluted) for the six month period ended June 30, 2017. As a result of the Company’s net loss for the three month period ended June 30, 2017 and the three and six month periods ended June 30, 2016, aggregate Common Stock Equivalents of 4,277,498 issuable under Series A Preferred Stock that were potentially dilutive securities are anti-dilutive and have been excluded from the computation of weighted average common shares diluted for the three month period ended June 30, 2017 and the three and six month periods ended June 30, 2016. These Common Stock Equivalents could be dilutive in future periods.

Note 10: Preferred and Common Stock

Preferred Stock

There were 5,133 shares of Series A Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016. For financial statement purposes, the Series A Preferred Stock has been presented outside of stockholders’ deficit on the Company’s consolidated balance sheets as a result of certain conditions that are outside the control of the Company that could trigger redemption of the securities.

Common Stock

The Company issued no common shares during the six month period ended June 30, 2017.  The Company had 118,364,225 common shares outstanding as of June 30, 2017 and December 31, 2016.

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

There was no share based compensation expense during the six months ended June 30, 2017 and 2016. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth options outstanding under the Company’s stock option plans during the six month period ended June 30, 2017.  The Company did not grant stock options in the six months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
Options outstanding at December 31, 2016	6,000	$0.50
Granted	—	—	—
Expired	—	—
Options outstanding at June 30, 2017	6,000	$0.50

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2017 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

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

As of June 30, 2017, there was no unrecognized share-based compensation expense related to non-vested stock options. There were no options that vested during the six months ended June 30, 2017 and 2016.

There were 6,000 options issued and outstanding under the Company’s 2001 Stock Option Plan, the Amended and Restated 2005 Omnibus Stock Grant and Option Plan, Speedemissions Inc. 2006 Stock Grant and Option Plan and the 2008 Stock Grant and Option Plan (collectively, the “Option Plans”) as of June 30, 2017 and December 31, 2016. There were no options granted under these plans during the six month period ended June 30, 2017. There were no options exercised during the six month periods ended June 30, 2017 and 2016.

Stock Warrants

There were 372,000 common stock warrants outstanding as of June 30, 2017, and there were no warrants granted or exercised during the six month period ended June 30, 2017.

Note 12: Income Taxes

No provision for income taxes has been reflected for the three and six month periods ended June 30, 2017 and 2016, as the Company has sufficient net operating loss carry forwards to offset taxable income.

 Note 13: Contingencies

From time to time, the Company may be involved in claims that arise out of the normal course of its business. In the opinion of management, we are not currently involved in any legal proceedings which would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14: Segment Information

The Company classifies its business into two separate operating segments based on their separate and distinct operating activities.  The primary segment consists of the Company’s 21 vehicle emissions testing stations operating under the trade names of Speedemissions and Auto Emissions Express (in Atlanta, Georgia and St. Louis, Missouri), plus three mobile testing units in the Atlanta, Georgia area which service automotive dealerships and local government agencies.  During the quarter ended June 30, 2017, the Company started an auto recycling business operation with one location in Montgomery, Alabama, as previously discussed.  The auto recycling segment operates under the trade name Auto Recycling of Montgomery and purchases used vehicles which it disassembles into component parts and sells on the wholesale and retail markets.

The following table provides segment level financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Vehicle emissions testing	$775,406	$841,797	$1,672,817	$1,727,348
Auto recycling	3,857	-	3,857	-
Total revenue	$779,263	$841,797	$1,676,674	$1,727,348

Operating (loss) income:
Vehicle emissions testing	$(33,120)	$14,577	$80,217	$51,722
Auto recycling	(16,179)	-	(45,778)	-
Total operating (loss) income	$(49,299)	$14,577	$34,439	$51,722

Depreciation and amortization:
Vehicle emissions testing	$8,461	$14,075	$18,664	$29,544
Auto recycling	3,198	-	3,198	-
Total depreciation and amortization	$11,659	$14,075	$21,862	$29,544

Capital expenditures:
Vehicle emissions testing	$-	$-	$1,668	$-
Auto recycling	-	-	213,300	-
Total capital expenditures	$-	$-	$214,968	$-

Total assets:
Vehicle emissions testing	$373,669	$622,411	$373,669	$622,411
Auto recycling	219,840	-	219,840	-
Total assets	$593,509	$622,411	$593,509	$622,411

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2017 and 2016

Our revenue, cost of revenue, station operating expenses, general and administrative expenses, (gain) loss from disposal of non-strategic assets and operating results for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 were as follows:

	Three Months Ended June 30,		Percentage
	2017	2016	Change
Revenue	$779,263	$841,797	(7.4%)
Cost of revenue	148,026	149,958	(1.3%)
Station operating expenses	505,921	514,292	(1.6%)
General and administrative expenses	175,574	159,488	10.1%
(Gain) loss from disposal of non-strategic assets	(959)	3,482	(127.5%)
Operating (loss) income	$(49,299)	$14,577	(438.2%)

           Revenue. Revenue decreased $62,534, or 7.4%, to $779,263 for the three month period ended June 30, 2017 compared to $841,797 for the three month period ended June 30, 2016. The $62,534 decrease in revenue was primarily due the closing of our one Utah emissions testing station in March 2017, resulting in a revenue loss of $74,044, although there was an increase of $7,653 or 1.0% in open emissions testing station revenue during the three months ended June 30, 2017.  The $62,534 revenue decrease was partially offset by revenue of $3,857 from our auto recycling station, which commenced operations during the quarter ended June 30, 2017.

 Cost of revenue. Cost of revenue decreased $1,932, or 1.3%, for the three month period ended June 30, 2017 and was $148,026, or 19.0% of revenues, compared to $149,958, or 17.8% of revenues, for the three month period ended June 30, 2016. The $1,932 decrease was a direct result of decreased emission tests performed during the three-month period ended June 30, 2017 due to the closing of our one Utah emissions testing station in March 2017.  The $1,932 cost of revenue decrease was partially offset by cost of revenue of $865 from our auto recycling station, which commenced operations during the quarter ended June 30, 2017.

Station operating expenses. Station operating expenses decreased $8,371 or 1.6% for the three month period ended June 30, 2017 and was $505,921, or 64.9% of revenues, compared to $514,292, or 61.1% of revenues, for the three month period ended June 30, 2016. The $8,371 decrease in station operating expenses was primarily due the closing of our one Utah emissions testing station in March 2017, resulting in an operating expense decrease of $35,182.  The $8,371 operating expense decrease was partially offset by operating expenses of $19,171 from our auto recycling station, which commenced operations during the quarter ended June 30, 2017.

General and administrative expenses. Our general and administrative expenses increased $16,086 or 10.1% to $175,574 for the three month period ended June 30, 2017 from $159,488 for the three month period ended June 30, 2016. The increase in general and administrative expenses during the three month period June 30, 2017 was primarily due to a $19,345 gain recorded as a reduction of general and administrative expenses during the quarter ended June 30, 2016, as a result of forgiveness of several remaining equipment  lease payments by the lessor.

(Gain) loss from disposal of non-strategic assets. We recorded a gain of $959 from sales of non-strategic assets in the three month period ended June 30, 2017 compared to a loss of $3,482 from sales of non-strategic assets in the three month period ended June 30, 2016.

           Operating results. Our operating income decreased by $63,876 in the three-month period ended June 30, 2017 to an operating loss of $49,299 compared to an operating profit of $14,577 in the three month period ended June 30, 2016. The operating income decrease of $63,876 during the three-month period ended June 30, 2017 was primarily caused by the closing of our Utah emissions testing station, the opening of our auto recycling station and the absence of the gain from lease payment forgiveness, which each reduced operating income by $37,400, $16,179 and $19,345, respectively.

Other income and expense, net loss and basic and diluted net loss per share. Our other income, interest expense, net loss and basic and diluted net loss per share for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 is as follows:

	Three Months Ended June 30,
	2017	2016
Operating (loss) income	$(49,299)	$14,577
Other income	-	-
Interest income	-	252
Interest expense	(35,324)	(44,111)
Net loss	$(84,623)	$(29,282)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	118,364,225	109,914,225

Net interest expense.  The Company incurred net interest expense of $35,324 and $43,859 during the three month periods ended June 30, 2017 and 2016, respectively.  The decrease of $8,535 in net interest expense during the quarter ended June 30, 2017 compared to 2016 was primarily the result of $7,401 in additional interest expense recorded in the quarter ended June 30, 2016 resulting from the advanced payoff of a SP revenue-based factoring agreement in May 2016.

           Net loss and basic and diluted loss per share. Net loss was ($84,623) and ($29,282) in the three month periods ended June 30, 2017 and 2016, respectively. Basic and diluted net loss per share was ($0.00) for both the three month periods ended June 30, 2017 and 2016.

Six Months Ended June 30, 2017 and 2016

Our revenue, cost of revenue, station operating expenses, general and administrative expenses, loss from disposal of non-strategic assets and operating income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30,		Percentage
	2017	2016	Change
Revenue	$1,676,674	$1,727,348	(2.9%)
Cost of revenue	314,570	309,533	1.6%
Station operating expenses	1,051,498	1,036,322	1.5%
General and administrative expenses	351,225	330,633	6.2%
Gain from sale of non-strategic assets	(75,058)	(862)	-
Operating income	$34,439	$51,722	( 33.4%)

Revenue. Revenue decreased $50,674, or 2.9%, to $1,676,674 for the six month period ended June 30, 2017 compared to $1,727,348 for the six month period ended June 30, 2016. The $50,674 decrease in revenue was primarily due the closing of our one Utah emissions testing station in March 2017, resulting in a revenue loss of $95,968, although there was an increase of $41,437 or 2.6% in open emissions testing station revenue during the six months ended June 30, 2017.  The $50,674 revenue decrease was partially offset by revenue of $3,857 from our auto recycling station, which commenced operations during the quarter ended June 30, 2017.

Cost of revenue. Cost of revenue increased $5,037, or 1.6%, for the six month period ended June 30, 2017 and was $314,570, or 18.8% of revenues, compared to $309,533, or 17.9% of revenues, for the six month period ended June 30, 2016. The $5,037 increase was a direct result of increased emission tests performed in open emissions testing stations during the six month period ended June 30, 2017.  The $5,037 cost of revenue increase includes cost of revenue of $865 from our auto recycling station, which commenced operations during the quarter ended June 30, 2017.

Station operating expenses. Station operating expenses increased $15,176 or 1.5% for the six month period ended June 30, 2017 and was $1,051,498, or 62.7% of revenues, compared to $1,036,322, or 60.0% of revenues, for the six month period ended June 30, 2016. The $15,176 increase in station operating expenses was primarily due to increased equipment rental costs of $45,537 in open emissions testing stations plus operating expenses of $45,778 from our auto recycling station, which commenced operations during the quarter ended June 30, 2017.  These increased operating expenses were partially offset by $52,973 in decreased operating costs in closed emissions testing stations and decreases of $13,823, $13,077 and $9,226 in open emissions testing stations maintenance, telephone and depreciation expenses, respectively.

General and administrative expenses. Our general and administrative expenses increased $20,592 or 6.2% to $351,225 for the six month period ended June 30, 2017 from $330,633 for the six month period ended June 30, 2016. The increase in general and administrative expenses during the six month period June 30, 2017 was primarily due to a $19,345 gain recorded as a reduction of general and administrative expenses during the quarter ended June 30, 2016, as a result of forgiveness of several remaining equipment  lease payments by the lessor.

Gain from sale of non-strategic assets. We recorded a gain of $75,058 from sales of non-strategic assets in the six month period ended June 30, 2017, compared to a gain of $862 from sales of non-strategic assets in the six month period ended June 30, 2016.  The $75,058 gain during the six months ended June 30, 2017 included a $74,099 gain resulting from the March 10, 2017 lease termination of our Salt Lake City, Utah station.  As compensation for the early termination of the station’s lease, the Company received a cash payment of $250,000 on March 20, 2017, plus an additional payment of $4,200 from the sale of miscellaneous station equipment.  As a result of the Utah station closing, we expensed $180,101 of goodwill associated with the original purchase of the station.

Operating income. Our operating income decreased by $17,283 in the six month period ended June 30, 2017 to an operating income of $34,439 compared to operating income of $51,722 in the six month period ended June 30, 2016. The operating income decrease of $17,283 was primarily caused by the closing of our Utah emissions testing station, the opening of our auto recycling station and the absence of the gain from lease payment forgiveness, which each reduced operating income by $48,669, $45,778 and $19,345, respectively.  These decreases to operating income were partially offset by a $74,196 increase in gain from disposal of non-strategic assets and approximately $33,700 in net revenue resulting from the $41,437 revenue increase in open emission testing stations.

 Other income and expense, net income (loss) and basic and diluted net income (loss) per share. Our other income, interest expense, net income (loss) and basic and diluted net income (loss) per share for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 is as follows:

	Six Months Ended June 30,
	2017	2016
Operating income	$34,439	$51,722
Other income	199,910	-
Interest income	-	1,007
Interest expense	(74,164)	(107,018)
Net income (loss)	$160,185	$(54,289)
Basic and diluted net income (loss) per share	$0.00	$(0.00)
Weighted average shares outstanding, basic and diluted	118,364,225	109,914,225

Other Income. The increase of $199,910 in other income during the six month period ending June 30, 2017 was due to the derecognition of $199,910 in accounts payable with $46,638 resulting from agreed settlements with vendors and $153,272 resulting from the Company’s decision to derecognize certain non-current accounts payable which the Company did not feel legally obligated to pay.

Net interest expense.  The Company incurred net interest expense of $74,164 and $106,011 during the six month periods ended June 30, 2017 and 2016, respectively.  The decrease of $31,847 in net interest expense during the six months ended June 30, 2017 compared to 2016 was primarily the result of $35,311 in additional interest expense recorded in the six months ended June 30, 2016 resulting from the advanced payoff of two SP revenue-based factoring agreements in January and May 2016.

Net income (loss) and basic and diluted income (loss) per common share. Net income was $160,185 in the six month period ended June 30, 2017 compared to a net loss of ($54,289) during the six month period ended June 30, 2016. Basic and diluted net income (loss) per share was $0.00 and ($0.00), respectively, in the six month periods ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Introduction

Our net cash position decreased by $47,250 during the six months ended June 30, 2017, primarily due to $149,169 in cash used in operating activities, while our total liabilities decreased by $154,123. Our total liabilities decreased mainly due to a $191,361 decrease in accounts payable, which consisted primarily of $199,910 from derecognition of accounts payable, partially offset by a $61,536 increase in notes payable. Our goal is to achieve an increase in our net operating cash flows on a long-term basis, but we may not achieve positive operating cash flows on a consistent basis during 2017.

 As described previously, on April 16, 2015, the Company entered into a revolving loan agreement with CB, pursuant to which the Company initially borrowed $17,000 from CB.  Under the terms of the revolving loan agreement, the Company agreed to repay the initial loan, plus interest, for a total amount of $18,955 by October 15, 2015.  The Company made the required six monthly payments by the October 15, 2015 due date.  At their sole discretion, CB can increase the maximum availability under the revolving loan agreement above the $17,000 amount established upon the execution of the revolving loan agreement and, effective April 18, 2016, CB increased our borrowing limit to $33,200.  At August 4, 2017, the outstanding balance on our revolving loan facility with CB was approximately $22,000 and our cash balances were approximately $1,000.

For the six months ended June 30, 2017, operating activities used net cash of $149,169.  Our near term liquidity and ability to continue as a going concern is dependent on our ability to generate sufficient revenues from our station operations to provide sufficient cash flow from operations to pay our current level of operating expenses, to provide for inventory purchases and to reduce past due amounts owed to vendors and service providers. No assurances may be given that the Company will be able to achieve sufficient levels of revenues in the near term to provide adequate levels of cash flow from operations. If the Company is unable to achieve near term profitability and generate sufficient cash flow from operations, we would need to raise additional capital or obtain additional borrowings beyond our existing line of credit facility. We currently have very limited access to capital, including the public and private placement of equity securities and additional debt financing. No assurances can be given that additional capital or borrowings would be available to allow us to continue as a going concern.  If the Company is unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

Cash Requirements

For the six months ended June 30, 2017, our net cash used in operating activities was $149,169 compared to net cash used in operating activities of $83,466 in the six months ended June 30, 2016. Negative operating cash flows during the six months ended June 30, 2017 were primarily created by a $199,910 gain from derecognition of accounts payable, a gain of $75,058 from disposal of non-strategic assets plus a $49,572 increase in inventory partially offset by net income of $160,185 and depreciation and amortization of $21,862.

Negative operating cash flows during the six months ended June 30, 2016 were primarily created by a $54,289 operating loss plus a $58,652 decrease in accounts payable and accrued liabilities partially offset by depreciation and amortization of $29,544.

Sources and Uses of Cash

Net cash provided by investing activities was $41,032 for the six months ended June 30, 2017 compared to net cash provided by investing activities of $58,070 for the six months ended June 30, 2016. The net cash provided by investing activities during the six months ended June 30, 2017 was primarily the result of $256,000 in proceeds from asset sales less $214,968 used to purchase property and equipment. The net cash provided by investing activities during the six months ended June 30, 2016 was primarily the result of $51,208 in proceeds from notes receivable.

Net cash provided by financing activities for the six months ended June 30, 2017 was $60,887 compared to net cash provided by financing activities of $115,736 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we had net proceeds of $61,536 from notes payable. During the six months ended June 30, 2016, we had net proceeds of $157,079 from notes payable reduced by principal payments of $25,860 on capital leases.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the internal controls and procedures as of the Evaluation Date.

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

(B) Changes in Internal Control Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDEMISSIONS, INC.

Date: August 14, 2017	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Richard A. Parlontieri
Richard A. Parlontieri
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)